Form 10KSB
period 1997-06-30
RECONVERSION TECHNOLOGIES INC
filed 1998-08-25
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

                           Commission File No. 0-23100

                         RECONVERSION TECHNOLOGIES, INC.
              (Exact name of small business issuer in its charter)

           DELAWARE                                              22-2649848
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2 HENDERSONVILLE ROAD, SUITE E, ASHEVILLE, NORTH CAROLINA          28803
(Address of principal executive office)                         (Zip Code)

                   Issuer's telephone number - (704) 255-0307

         Securities registered under Section 12 (b) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                              (Title of each class)

                                 NOT APPLICABLE
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / ; No /X/ .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year. None

As of June 30, 1997, the registrant had outstanding 11,371,617 shares of its Common Stock, par value of $0.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on June 30, 1997, was approximately $578,463 based on the average over the counter sales price on such date (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes / /; No /X/.

ITEM 1. DESCRIPTION OF BUSINESS

         Reconversion Technologies, Inc. (formerly Horizon Capital Corp.) (the "Company"), a Delaware corporation organized July 25, 1985, is a holding company principally engaged in acquiring and developing businesses. The Company had two wholly-owned subsidiaries; Reconversion Technologies of Texas, Inc., a Texas Corporation, organized on February 24, 1992 ("RETEX"), a Texas Corporation, and Reconversion Products, Inc. ("RPI"), formerly Thomas Engineering, Inc., a Georgia Corporation organized on October 9, 1992.

         On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, both RETEX and RPI's operations were ceased with no expectation of reopening the businesses and are, therefore, no longer subsidiaries of the Company.

         On November 20, 1997, the Company was formally reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, the Company acquired 100% of the issued and outstanding stock of Keystone Laboratories, Inc. ("KLI"), a Delaware corporation organized on July 20, 1987. KLI is a forensic urine drug screening and confirmatory testing laboratory.

                           KEYSTONE LABORATORIES, INC.

         Due to the fact that the Company had no operations during the periods covered by this report but subsequently acquired KLI, the following is a description of the newly acquired company, KLI.

         KLI is a forensic urine drug screening and confirmatory testing laboratory located in Asheville, North Carolina. Urine laboratory tests are used primarily by employers to detect the use of illegal substances by employees and/or prospective employees. Tests of this nature are presently performed by hospitals, physician-owned laboratories and independent laboratory companies. KLI views the urine laboratory industry as highly fragmented at present with many local, regional and national laboratory companies currently in operation.

         LABORATORY TESTING OPERATIONS & SERVICES

         KLI has one laboratory and one collection station which are both located within the Asheville facility. In addition to in-house collection services, KLI provides on-site collection as well as receipt from its customers through independent couriers. At its facility, each urine specimen and related test request form is checked for completeness and assigned an identification number, which ensures that the results are attributed to the correct patient. The test request forms are then sent to a data entry terminal where a file is established for each test specimen and the necessary testing and billing information is entered. Once such billing information is entered into the system, the tests are performed and the results posted through a computer interface. Test results are printed and prepared for distribution by services representatives the same day that routine testing is performed. In addition, written reports of the test results may be generated directly in the offices of clients with computer printers. Clients who are tested before 1 p.m. who request that the test results be communicated by telephone are so notified the same day while the remainder of the clients are notified of the test results the following business day

         QUALITY ASSURANCE

         KLI considers the quality of its tests to be of critical importance to its growth and retention of client accounts. Therefore, it has established a comprehensive quality assurance program for its laboratory designed to help assure accurate and timely test results. KLI's laboratory also participates in a number of proficiency testing programs which generally involves the submission of pre-tested samples to a laboratory to verify the laboratory test results against a known proficiency test value. These proficiency programs are conducted both independently by KLI and in conjunction with groups such as the College of American Pathology ("CAP").

         The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories may voluntarily subscribe. The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in a proficiency testing program administered by an external source. In addition to these compulsory external inspections and proficiency programs, KLI has adopted a number of additional quality assurance checks. The laboratory is equipped with sophisticated testing equipment which is checked daily in accordance with KLI's preventive maintenance program. In addition, the laboratory is supervised by a scientific director who possesses a Ph.D. in toxicology and is a fellow of the American College of Toxicology as well as an inspector for forensic urine drug testing for the CAP. The primary role of the scientific director is to ensure the accuracy of the laboratory's tests.

         MARKETS AND MARKETING

         The potential customers for KLI's services are primarily small manufacturing companies, local hospitals and drug abuse treatment centers. The marketing of KLI's services is accomplished primarily through direct solicitation by its salesmen who initially meet with each new potential client. KLI believes that this one-on-one contact has proven invaluable in customer satisfaction and, in turn, customer retention. At the end of Fiscal 1997, KLI had one full-time employee engaged in sales, along with three outside salespersons who are compensated on a commission only basis. KLI intends to continue to selectively increase the size of its sales force by expansion in existing markets as well as by entering into new geographic areas. KLI believes that sales force productivity is primarily due to KLI's Client Service Program. Through these coordinators, KLI continuously monitors client activities and attempts to identify and resolve any potential client dissatisfaction at an early stage.

         KLI has found that the three primary concerns of clients are turnaround time, price and accuracy. KLI provides rapid turnaround time for its written reports--24 hours in the case of negative specimens and 48 hours for positive specimens. KLI believes the price charged for its services is competitive. With regard to accuracy, KLI routinely performs adulteration tests such as "ph" and "specific gravity" tests on all specimens verifying that the urine specimens are valid. Many laboratories either do not perform these tests or charge extra fees to clients to perform such tests if they are requested. A lack of certification by the National Institutes on Drug Abuse ("NIDA") prevents KLI from performing tests for certain governmental agencies. However, KLI believes that the advantage of NIDA certification would not generate enough additional revenues to offset the significant additional expenses which would probably be incurred with NIDA certification.

         COMPETITION

         The forensic urine drug testing business is characterized by intense competition. KLI believes that there are several laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by KLI. Among KLI's national competitors with larger name recognition are Allied Clinical Laboratories, Inc., National Health Care Laboratories, Inc., MetPath Inc., Roche Biomedical Laboratories, Inc. and SmithKline Beecham Clinical Laboratories, Inc. According to the Health Care Financing Administration, over 12,000 federally regulated clinical laboratories are currently operating in the United States. As mentioned above, competition is based primarily on accuracy of testing, price and the time required to report results. Finally, in addition to competition for customers, there is increasing competition for qualified personnel.

                                    SERVICES

         CUSTOMERS

         To date, KLI has focused its marketing efforts primarily on manufacturing companies whose orders account for approximately 95% of its net sales. The remaining 5% of net sales is derived from hospital reference testing, nursing homes, clinics, referrals from other clinical laboratories and other clients. The largest client of KLI accounts for approximately 5% of net sales. KLI believes that the loss of any one client would not have an adverse effect on its financial condition. Note that payments are made directly by the clients.

         GOVERNMENT REGULATION

         KLI is subject to regulation under the Clinical Laboratory Improvement Act. Under this Act, KLI is subject to periodic inspections of the aspects of its operations relating to the quality of its laboratory testing results. In addition, applicable federal and state certification and licensing programs establish standards for the day-to-day operation of a medical laboratory, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by the appropriate federal or state regulatory agency. In addition, regulatory authorities require participation in a proficiency testing program provided by an external source which involves actual testing of specimens that have been specifically prepared by the regulatory authority for testing by the laboratory. As mentioned above in "Quality Assurance", KLI participates in a number of such programs.

         COMPLIANCE WITH ENVIRONMENTAL LAWS

         Certain federal and state laws govern the handling and disposal of infectious and hazardous wastes. Although KLI believes that it is currently in compliance in all material respects with such federal and state laws, failure to so comply could subject KLI to fines, criminal penalties and/or other enforcement actions.

         EMPLOYEES

         As of June 30, 1997, KLI employed a total of 15 employees, all of whom work full-time. KLI has no collective bargaining agreements with any unions and believes that the overall relations with its employees are excellent.

ITEM 2. PROPERTIES

         The Company and KLI lease 4,602 square feet at its operating facility at 2 Hendersonville Road, Suite E, Asheville, North Carolina. The term of the lease is 7 years beginning September 1, 1996 and expiring August 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

         1. GAIA TECHNOLOGIES, INC. VS. RECONVERSION TECHNOLOGIES, INC., RECONVERSION TECHNOLOGIES OF TEXAS, INC., RECYCLED PRODUCTS CORPORATION, JAMES
E. TURNER, BETTY ROSE TURNER, GLYN TURNER, PROGRESSIVE CAPITAL CORPORATION, DAVID GORDON, IRA RIMER, JOEL HOLT AND RICHARD CLARK, PENDING IN THE UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF TEXAS, HOUSTON DIVISION, CASE NO. H-93-3334, SUBSEQUENTLY RE-NUMBERED AS CASE NO. 94-CV-2256.

         This lawsuit was filed on October 20, 1993, and alleges numerous causes of action against the various defendants, including patent infringement, trademark infringement, unfair competition, tortious interference with contractual relations, conspiracy and RICO. The litigation stems from the alleged misconduct of James E. Turner (Turner) concerning certain intellectual property which plaintiff claims it bought from the bankruptcy estate of James E. Turner and Turner's former company, Entek, in 1991. The Company has consistently maintained the position that its own proprietary processes are demonstrably distinct from those which plaintiff claims to have acquired in 1991, and that its causes of action are baseless as it concerns the Company and its subsidiaries. Plaintiff has entered an appearance in the lawsuit discussed at Paragraph 2 above, and is attempting to assert similar claims in that forum as well. In addition to monetary gains, Plaintiff seeks a permanent injunction enjoining the Company from manufacturing products with its technologies.

         On March 17, 1995, the Court found that the Company and RETEX as well as Defendants Progressive Capital Corporation, David Gordon, Ira Rimer, Joel Holt and Richard Clark were guilty of patent infringement, trademark infringement, unfair competition, and tortious interference with contractual relations. A total amount of approximately $21.5 million in actual damages, pre-judgment interest and attorneys' fees was awarded against the Company, RETEX and Progressive Capital Corporation. In addition, punitive damages in the amount of $100,000 were awarded against David Gordon, the former President of the Company.

         The Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Federal Circuit reversed and vacated the judgment and ordered the dismissal of GAIA's patent and trademark claims and also set aside the state law claims. The Federal Circuit remanded the case back to the District Court to determine if it had supplemental jurisdiction over the state law claims.

         Following remand, the District Court ruled over the Company's objection, that it would assert supplemental jurisdiction over the state law claims. On July 18, 1997, the District Court entered a judgment against the Company for $4,475,000 plus pre-judgment interest and attorneys' fees. The Company has appealed this judgment to the United States Court of Appeals for the Fifth Circuit.

         2. IN RE: RECONVERSION TECHNOLOGIES, INC., DEBTOR IN POSSESSION, CHAPTER 11 PROCEEDING, UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA, CASE NO. 95-00821-W.

         The Company and its wholly-owned subsidiary, Reconversion Technologies of Texas, Inc. each filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma on March 23, 1995. This action was precipitated by a $21.5 million judgment entered against the Company and RETEX by the United States District Court for the Southern District of Texas on March 16, 1995. In order to appeal the judgment, the Company had no alternative but to seek protection in the Bankruptcy Court. The filing of the bankruptcy petition allowed the Company to reorganize its affairs and pursue its appeal. On November 20, 1997, the Company's Plan of Reorganization was confirmed with all creditors of the Company being paid in either cash or by receipt of the Company's common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended June 30, 1997, there were no matters submitted to a vote of the security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         The Company's Common Stock was listed on the NASDAQ small-cap market on February 22, 1994 under the symbol "RETK". Prior to its listing of the NASDAQ small cap market, the Company traded on the NASDAQ over-the-counter market.

         The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years, as reported on the NASDAQ. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                  COMMON STOCK

                                                     BID                                    ASK
                                            HIGH              LOW                  HIGH              LOW
                                            ----              ---                  ----              ---
Calendar
Quarters
1995     Third Quarter                      .03               .02                  .09              .07
1995     Fourth Quarter                     .03               .02                  .07              .05
1996     First Quarter                      .03               .02                  .06              .04
1996     Second Quarter                     .03               .03                  .09              .04

1996     Third Quarter                      .03               .03                  .13              .07
1996     Fourth Quarter                     .07               .03                  .13              .09
1997     First Quarter                      .06               .04                  .13              .10
1997     Second Quarter                     .05               .03                  .13              .07

HOLDERS

         As of June 30, 1997, there were approximately 323 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

         The Company has not paid a cash dividend on its preferred stock since its fiscal year ended June 30, 1995. Pursuant to the Bankruptcy Plan of Reorganization, the outstanding preferred shares will be cancelled and new common shares will be issued on 1.1 for 1 basis.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

         This discussion concerns the consolidated Company for the period July 1, 1994 through June 30, 1997. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

                              RESULTS OF OPERATIONS

         Reconversion Technologies, Inc. (formerly Horizon Capital Corp.) (the "Company"), a Delaware corporation organized July 25, 1985, was a holding company principally engaged in acquiring and developing businesses related to the recycling and waste management industries. The Company had three wholly-owned subsidiaries; Reconversion Technologies of Texas, Inc., a Texas corporation, organized on February 24, 1992 ("RETEX"), Reconversion Products, Inc. ("RPI"), formerly Thomas Engineering, Inc., a Georgia corporation organized on October 9, 1992 and Spectrum Recycling Technologies, Inc., ("Spectrum") a New York corporation. Prior to the acquisition of RETEX, the Company had no operations.

         On September 28, 1992, the Company acquired 100% of the issued and outstanding shares of RETEX. RETEX has developed a process whereby waste rubber, post-consumer and post-industrial petro-chemically derived waste, and other ingredients, are combined to produce a mixture used to manufacture wood and concrete replacement products.

         On January 28, 1994, the Company acquired 100% of the issued and outstanding stock of RPI. RPI was an established business involved in the design, manufacture, installation and sales of material recovery facilities, conveyors and shredders. It was headquartered in Asheville, North Carolina. RPI was the operator-manager of Ultra Steel, Inc. ("ULTRA"), a manufacturing company in Travelers Rest, South Carolina, which builds and installs conveyor systems, material recovery facilities and related heavy waste handling equipment. As part of its agreement with ULTRA, RPI had an option to purchase ULTRA.

         On July 27, 1994, the Company acquired 100% of the issued and outstanding common stock of Spectrum, and substantially all of the assets of Amplasco Technologies, Inc., a Virginia corporation ("Amplasco"). Spectrum was an established business involved in the design, construction and processing of recycled plastic cleansing operations.

         As a result of the GAIA litigation, the Company and RETEX filed for protection under Chapter 11 of the Bankruptcy Code on March 23, 1995, by filing a petition in the United States Bankruptcy Court for the Northern District of Oklahoma. On February 20, 1995, three days after the jury verdict was rendered against the Company and RETEX in the GAIA litigation, the Company was required to suspend operations of RETEX at its Brenham, Texas plant. The only subsidiaries of the Company which it continued to operate were RPI and Spectrum. However, due to the bankruptcy filings, both RPI's and Spectrum's operations were severely hampered, and both companies were required to cease all operations and liquidate all their assets to pay creditors. By November 1995, neither the Company nor any of its subsidiaries, had any operations.

         On July 3, 1997, Richard T. Clark and Joel C. Holt filed a Disclosure Statement and Plan of Reorganization ("Plan"). On November 13, 1997, the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and filed with the Securities and Exchange Commission on form.

                                 CONCEPT OF PLAN

         This Plan is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of Debtor built around the acquisition by Debtor of Keystone Laboratories, Inc. ("Keystone") and the establishment of a less expensive procedure for resolutions of RETEK claims.

         Keystone is engaged in the business of forensic drug testing. Keystone's business affairs, history and financial data are more particularly in the Disclosure Statement. Currently, all outstanding shares of Common Stock of Keystone are owned by Richard T. Clark, Jr. and Joel C. Holt, Plan Proponents. Under this Plan, Messrs. Holt and Clark will exchange their shares in Keystone for 2,500,000 shares of New Common Stock in Reorganized Debtor. The shares of New Common Stock issued for Keystone do not include other shares of New Common Stock to be received by Messrs. Clark and Holt pursuant to this Plan in their capacities as either Equity Security Holders of Common Stock and Preferred Stock or as Creditors.

         In addition to the acquisition of Keystone and the orderly collection of RETEK Claims proposed herein, Reconversion Technologies of Texas, Inc. ("RETEX"), a subsidiary of Debtor, will be liquidated through a Liquidating Plan and a RETEX Liquidating Trust in its pending Chapter 11 case. Debtor is the principal secured creditor of RETEX. The principal asset of RETEX is the Brenham Plant facility in Brenham, Texas ("Brenham Plant"). Pursuant to the Liquidating Trust, the Brenham Plant would be sold. No sale is expected in the near future. Debtor is the major secured creditor of RETEX, but under this Plan, Debtor will agree to subordinate its allowed secured claim against RETEX in the amount of $5,000,000 to the extent of up to $200,000 of the first dollars received from the sale to permit payment of RETEX's allowed claims and administrative expenses. The balance of all funds or assets of RETEX (after the lesser of the amounts required to pay RETEX's allowed priority claims and allowed claims, or $200,000) will be paid by the Liquidating Trust to Debtor in satisfaction of the RETEX obligation to Debtor, and Debtor will retain such claim and enforce it against RETEX for the benefit of Debtor's Creditors and Interest holders.

         Following the acquisition of Keystone and the liquidation of the principal assets of RETEX through the RETEX Liquidating Trust and collection on any RETEK claims. Debtor's only operating asset will be Keystone. Debtor will be engaged solely in the business of forensic drug testing through Keystone unless and until Debtor expands its business activities. Under this Plan:

         (a) All Pre-Petition Shares of Common Stock will be subject to a one-for-eight reverse stock split such that each holder of Pre-Petition shares of Common Stock will receive the number of shares of New Common Stock equal to the number of shares of Pre-Petition Common Stock held by the holder, divided by eight;

         (b) All Pre-Petition Shares of Preferred Stock will be reclassified as New Common Stock and the holders of Preferred Stock will receive a pro rata share of 1,274,172 shares of New Common Stock in exchange for Pre-Petition Preferred Shares;

         (c) Certain Creditor Claims may be converted into New Common Stock; and

         (d) Warrants to purchase New Common Stock will be issued to certain holders of interests.

         This summary of the Plan, which has been filed in its entirety with the Company's 8-K dated November 26, 1997. The Plan is binding on RETEK and all creditors and shareholders of RETEK. The Plan provides for eleven (11) Classes of Claims and Interests. The Plan provides for the following treatment of these Claims and Interests:

                               SUMMARY OF THE PLAN

         CLASS 1 CLAIMS: ALLOWED ADMINISTRATIVE CLAIMS: Allowed Claims under
Section 503(b) of the Bankruptcy Code. The Class 1 Claims include (i) allowed but unpaid attorneys' fees on the Effective Date for Debtor's counsel, Riggs, Abney, Neal, Turpen Orbison & Lewis, and (ii) allowed but unpaid professional fees due to Neal Tomlins, Examiner, and his counsel, and fees and expenses not yet presented for payment and, therefore, not yet approved.

         CLASS 2 CLAIMS: ALLOWED PRIORITY CLAIMS: Allowed Unsecured Claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code. The Debtor has scheduled priority claims owing in unknown amounts to the Internal Revenue Service and the Securities and Exchange Commission. The Plan Proponents believe that there is no liability to either of the agencies included in this Class.

         CLASS 3: DISPUTED SECURED CLAIMS. This Class consists of Creditors who assert a secured claim against Debtor and its assets. All of such secured claims are disputed, and all underlying claims are disputed, as they do not arise from obligations of Debtor but instead represent, if valid, obligations of Retex. It is believed that the joint administration of the Debtor's case and the Retex case may have created confusion among Retex creditors who assert secured status in this case.

         CLASS 4 CLAIM: CLAIM OF TRANSFER AGENTS AST AND DEPOSITORY TRUST CO. The Class 4 claim consists of the pre-petition unsecured Claim of American Securities Transfer ("AST") in the amount of $3,553.66 and of the pre-petition Unsecured Claim of Depository Trust Co. in the amount of $1,050.00. Both Claims were incurred for stock transfer services rendered to Debtor pre-petition.

         CLASS 5 CLAIMS: ADMINISTRATIVE CONVENIENCE SMALL CLAIMS. Class 5 Claims consist of all Allowed Unsecured Claims against Debtor to which no objection has been interposed, which are $1,000 or less in amount, and shall include Class 6 Creditors who elect to reduce their claim for Class 5 participation.

         CLASS 6 CLAIMS: UNSECURED CLAIMS. Class 6 Claims consist of Allowed Unsecured Claims against Debtor to which no objection has been interposed and total approximately $413,668.49. Disputed Claims which would otherwise be included within this Class will not be Allowed until allowed by Final Order of the Bankruptcy Court. The aggregate amount of Disputed Claims is $1,503, 824.19. Expressly excluded from Class 6 Claims are the Klenda, Gordon, & Getchell Creditor Claim and the GAIA Claim, which are separately classed

         CLASS 7 CLAIM: DISPUTED UNSECURED CLAIM OF GAIA. GAIA is the holder of a disputed Unsecured Claim against Debtor. On March 17, 1995, GAIA obtained a judgement against Debtor and certain individuals in the aggregate sum of $22 million dollars in the United States District Court for the Southern District of Texas styled Gaia Technologies, Inc. v. Reconversion Technologies, Inc., et al., Case No. H-94-2258 and GAIA filed its Proof of Claim in this case for $23,043,276.21. On August 19, 1996, the U.S. Court of Appeals for the Federal Circuit reversed and vacated the judgment entirely and remanded the matter to the U.S. District Court for the Southern District of Texas. A copy of the Opinion of the Court of Appeals are on file in this case. The GAIA Claims is disputed under this Plan. An objection to the GAIA claim was filed seeking a determination of the value of the GAIA claim through the claim estimation process pursuant to 11 U.S.C. Section 502(c). After the objection was filed, the United States District Court for the Southern District of Texas (to which the appeals court had remanded the matter after vacating and reversing the judgment) entered judgment in favor of GAIA and against Debtor and others as follows:

         (a) Judgment against Debtor, Retek, Progressive Capital Corporation, David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr., jointly and severally, for:

                  (i)      $4,350,000;

                  (ii)     pre-judgment interest of $2,130,192.79;

         (b) Judgment against Debtor, Retex and Progressive Capital Corporation, jointly and severally, for:

                  (i)      $125,000;

                  (ii)     pre-judgment interest of $61,212.42

         (c) Judgment against David Gordon, Ira Rimer, Joel C. Holt and Richard
T. Clark, Jr. for $100,000 each, in the nature of punitive damages;

         (d) Attorney's fees of $450,000 against Debtor, Retex, Progressive Capital Corporation, David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr., jointly and severally; and

         (e) Post-judgment interest after July 10, 1997, at 5.65%

         The aggregate amount of the judgment against Debtor and other parties is $7,116,405.21, exclusive of interest after July 10, 1997. Debtor and Plan Proponents have initialized an appeal of the judgment, which it is believed was rendered in contravention of the mandate from the Court of Appeals which vacated the earlier judgment of $23,043,276.31. The appeal will be vigorously prosecuted by Debtor and Plan Proponents.

         Plan Proponents believe the value of the GAIA claim against the Estate will ultimately be determined to be zero, and further that the Estate may have claims against GAIA arising as a result of the GAIA litigation, which potential claim is reserved pending analysis.

         CLASS 8 CLAIM: TNRCC CLAIM: The TNRCC Claim against Debtor arises, if at all, in connection with certain environmental claims which are asserted by TNRCC against Retex from operation of the Retex plant in Brenham, Texas. TNRCC has not filed a claim against Debtor. Debtor believes that TNRCC asserts its claim against Retex, and as set forth in the Disclosure Statement, that Debtor has no liability to TNRCC.

         CLASS 9 CLAIM: KLENDA, GORDON & GETCHELL CREDITOR CLAIM: This Class consists of the Claim of Klenda, Gordon & Getchell asserting an Unsecured Claim in the amount of $128,439.37. The Estate asserted claims against Klenda, Gordon & Getchell which on May 22, 1997, resulted in a judgment in favor of Debtor against Klenda, Gordon & Getchell for $98,625 together with interest at 6.72% from June 21, 1996, until paid.

         CLASS 10 INTERESTS: PREFERRED STOCK: This Class consists of the interests of the Equity Security Holders who own Pre-Petition Shares of Preferred Stock. According to information available to Plan Proponents, there were 1,104,081 Pre-Petition Shares of Preferred Stock issued by Debtor and held by approximately forty-eight (48) entitles or individuals who are listed on Exhibit E.

         CLASS 11 INTERESTS: COMMON STOCK: This Class consists of the Interests of the Equity Security Holders who own Pre-Petition Shares of Common Stock of Debtor. According to information available to Plan Proponents, there are outstanding 11,371,617 Pre-Petition Shares of Common Stock held by approximately 301 entities or individuals. The owners and their holdings of these shares, as of November 17, 1994, according to the records of Debtor's stock transfer agent, AST, are contained in "List of Equity Security Holders" filed in the office of the United States Bankruptcy Court Clerk for the Northern District of Oklahoma on or about April 19, 1995.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Unaudited Financial Statements of Reconversion Technologies, Inc. are set forth on pages F-1 through F-14 hereof (See Item 13) along with the Monthly Operating Reports filed with the United States Bankruptcy Court for Northern District of Oklahoma for the period July, 1995 to June, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         JOEL C. HOLT, age 67, was educated at the Medical College of Virginia with B.S. Degrees in both Physical Therapy and Biology. Prior to attending the Medical College of Virginia, Mr. Holt served a tour of duty in the U.S. Navy. Mr. Holt was employed as a physical therapist for 2 years prior to joining a major pharmaceutical company where he remained in sales and marketing for 30 years. He was instrumental in forming Keystone Laboratories, Inc. in 1987, and has remained as president to date. He also served as Chairman of the Board for Proactive Technologies, Inc. during 1995.

         JOHN B. SAMS, age 49, has been Vice President of Sales and Marketing of Keystone Laboratories, Inc. since 1995. He was educated at Montreat-Anderson College with a B.A. Degree. He has an extensive background in the medical and diagnostic field. Mr. Sams was employed in marketing and sales management with a major clinical diagnostic corporation for 19 years. He also spent 4 years in the pharmaceutical industry. He has served on the board of directors for Proactive Technologies, Inc. and several other private corporations, and is active with the American Diabetes Association.

         W. LEO MORRIS, age 76, has a degree in Petroleum Engineering from Texas Tech University. Mr. Morris. Mr. Morris has served as engineer and Production Superintendent for Mobile Oil Corporation. He served for 22 years as Vice President of Bank of Oklahoma and as an officer of various of banks in the Oklahoma area, and has been engaged in the banking business for 40 years.

         ROBERT GARNER, age 63, manages several family companies in the oil and gas business and other areas as principal of Garner Energy, Inc., and serves as President and Chief Executive Officer of Excelco Energy, Inc. Formerly, Mr. Garner retired as Executive Vice President of Occidental Oil and Gas Corporation (1986-1990), Vice President of Cities Service Company from 1955-1980. Mr. Garner earned a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1955 and has completed graduate work on Emory University, Indiana University and the University Center at Tulsa.

         J. CLARK BUNDREN, M.D., age 44 is a tenured Associate Professor of Gynecology and Obstetrics in the College of Medicine at the University of Oklahoma Health Sciences Center - Tulsa where he directs the division of Reproductive Endocrinology and Infertility. He actively conducts medical teaching, research and private practice. He is active in the Oklahoma oil and gas industry with numerous working interests and is a member of the OIPA. He has been an active shareholder since April 1996 in the Tulsa internet transaction company of City Surf, Inc. doing business as BuyItNow. He has been an outside director of Reconversion Technologies since November of 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows the cash compensation of each executive officer and as to all executive officers as a group, during the fiscal year ended June 30, 1997:

  Name and            Fiscal                                             Other               All
  Principal            Year                                             Annual              Other
  Position             Ended       Salary($)         Bonus($)        Compensation       Compensation        Note
  --------             -----       ---------         --------        ------------       ------------        ----
Joel C. Holt      6/30/95           0                0                 0                0                     0
President/        6/30/96           0                0                 0                0                     0
Director          6/30/97           0                0                 0                0                     0
Since 1997

There were no Option/SAR grants during the last fiscal year.

There were no Option/SAR exercises during the last fiscal year, and there were no fiscal year-end Options/SAR's outstanding.

There were no long term incentive plan awards during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates all persons who, as of June 30, 1997, or the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the Preferred Stock has been converted.

                  NAME & ADDRESS                     AMOUNT & NATURE
TITLE             OF BENEFICIAL                      OF BENEFICIAL                      %OF
OF CLASS          OWNER                              OWNERSHIP IN NUMBER                CLASS
Common            Joel C. Holt                                416,517                    3.66%
                  2 Hendersonville Rd. Ste. E
                  Asheville, NC   28803

Common            John Sams                                         0
                  2 Hendersonville Rd. Ste. E
                  Asheville, NC   28803

Common            W. Leo Morris                               250,000                    2.21%
                  5875 South Joplin
                  Tulsa, OK   74135

Common            J. Clark Bundren                              2,000                    <1%
                  5555 E. 71st St., Ste. 6220
                  Corporate Oaks, Bldg. 6
                  Tulsa, OK   74136

Common            Robert Garner                                40,000                    <1%
                  427 South Boston, Ste. 1207
                  Broken Arrow, OK   74103

Common            Entek Bankruptcy Estate                   1,210,094                   10.64%
                  c/o John Flowers, Esq.
                  5810 Berkshire Lane
                  Dallas, TX   75209

Common            Gaia Technologies, Inc.                   1,189,250                   10.46%
                  4710 Bellaire Blvd., Ste. 301
                  Bellaire, TX   77401

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS QUALIFYING TRANSACTIONS INVOLVING INTERESTED PERSONS OR ENTITIES

None

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS. The following Financial Statements of Reconversion Technologies, Inc. are included in PART II, ITEM 7:

                                                                            Page

Balance Sheets - June 30, 1997                                               F-2
Statements of Operations - Years Ended
June 30, 1997 and 1996                                                       F-3

Statements of Stockholders' Equity -
Years Ended June 30, 1997 and 1996                                           F-4

Statements of Cash Flows - Years
Ended June 30, 1997 and 1996                                                 F-5

Notes to Financial Statements - Years
Ended June 30, 1997 and 1996                                    F-6 through F-10

EXHIBITS See Exhibit Index at page 19.

(B) REPORTS ON FORM 8-K.

         NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RECONVERSION TECHNOLOGIES, INC.

Date: August 19,  1998                           By /S/ JOEL C. HOLT
                                                    ----------------
                                                    JOEL C. HOLT, PRESIDENT/
                                                    CHIEF FINANCIAL OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                             Date

/S/ JOEL C. HOLT                                                 August 19, 1998
JOEL C. HOLT
PRESIDENT

/S/ JOHN B. SAMS                                                 August 19, 1998
JOHN B. SAMS
DIRECTOR

/S/  W. LEO MORRIS                                               August 19, 1998
W. LEO MORRIS
DIRECTOR

/S/ J. CLARK BUNDREN                                             August 19, 1998
J. CLARK BUNDREN
DIRECTOR

/S/ ROBERT GARNER                                                August 19, 1998
ROBERT GARNER
DIRECTOR

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM RECONVERSION TECHNOLOGIES, INC., UPON REQUEST AND PAYMENT OF THE COSTS OF FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

SECURITIES
AND EXCHANGE
COMMISSION
EXHIBIT NO.                      TYPE OF EXHIBIT                     PAGE NUMBER

2                 Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation or Succession                                  N/A

3                 Articles of Incorporation and Bylaws -                     N/A
                  Certificate of Incorporation of the Company are incorporated herein by reference to Form 10-K for Fiscal year ended June 30, 1987, filed October 15,
                  1987.

4                 Instruments defining the rights of security                N/A
                  holders, including indentures

9                 Voting Trust Agreement                                     N/A

10                Material Contracts -                                       N/A

11                Statement regarding Computation of Per                     N/A
                  Share Earnings

13                Annual Report to Security Holders                          N/A

16                Letter on Change in Certifying Accountant                  N/A

18                Letter regarding Change in Accounting                      N/A
                  Principles

21                Subsidiaries of the Registrant                          Item 1

22                Published Report Regarding Matters                         N/A
                  Submitted to Vote of Security Holders

23                Consents of Experts and Counsel                            N/A

24                Power of Attorney                                          N/A

27                Financial Data Schedule                                     33

28                Information from reports furnished to                      N/A
                  state insurance regulatory agencies

99                Examiner's Reports of Receipts & Disbursements              21

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.

Financial Information

Balance Sheet - June 30, 1997                                                  3

Statement of Operations -                                                      4
Years Ended June 30, 1997 and 1996

Statement of Stockholders' Deficit -                                           5
Years Ended June 30, 1997 and 1996

Statements of Cash Flows -                                                     6
Years Ended June 30, 1997 and 1996

Notes to Financial Statements -                                             7-10
Years Ended June 30, 1997 and 1996

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET
JUNE 30, 1997
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                              $      3,900
                                                                                         ------------
Total current assets                                                                            3,900

Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                        100,000
                                                                                         ------------
                                                                                         $    103,900
                                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                       $    371,923
  Class 4 Claims - unsecured claims for transfer services                                       4,604
  Class 5 Claims - administrative convenience small claims                                      3,247
  Class 6 Claims - allowed unsecured claims                                                   205,050
  Class 6 Claims - disputed unsecured claims                                                  652,523
  Class 7 Claims - disputed unsecured claim of GAIA                                         1,670,000
                                                                                         ------------
Total current liabilities                                                                   2,907,347

STOCKHOLDERS' DEFICIT
  6% Series A nonvoting, cumulative, convertible preferred stock, $2.75 par value           3,036,223
   Authorized 2,000,000 shares; issued and outstanding 1,104,081 shares
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and                    1,137
   outstanding 11,371,617 shares
  Paid-in capital                                                                          10,252,819
  Retained earnings (deficit)                                                             (16,093,626)
                                                                                         ------------
Total stockholders' deficit                                                                (2,803,447)
                                                                                         ------------
                                                                                         $    103,900
                                                                                         ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS
YEARS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)


                                                                  1997                1996
SALES AND REVENUES                                            $         --        $         --
COST OF SALES                                                           --                  --
                                                              ------------        ------------
GROSS PROFIT                                                            --                  --

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                      519,107               1,000
  Interest and other income                                             --                 (22)
                                                              ------------        ------------
                                                                   519,107                 978
                                                              ------------        ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                               (519,107)               (978)
INCOME TAX EXPENSE (BENEFIT)                                            --                  --
                                                              ------------        ------------
NET EARNINGS (LOSS)                                               (519,107)               (978)
                                                              ============        ============
NET EARNINGS (LOSS) PER SHARE                                 $      (0.05)       $      (0.00)
                                                              ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING (PRE REVERSE-SPLIT)         11,371,617          11,371,617
                                                              ============        ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
YEAR ENDED JUNE 30, 1997
(UNAUDITED)

                              Preferred Stock                Common Stock           Paid-in     Accumulated
                           Shares       Par Value       Shares       Par Value      Capital       Deficit         Total
                        ------------   ------------   ------------  ------------  ------------  ------------   ------------
BALANCE, July 1, 1995      1,104,081   $  3,036,223     11,371,617  $      1,137  $ 10,252,819  $(15,573,541)  $ (2,283,362)

Net earnings (loss)                                                                                     (978)          (978)
                        ------------   ------------   ------------  ------------  ------------  ------------   ------------
BALANCE, June 30, 1996     1,104,081      3,036,223     11,371,617         1,137    10,252,819   (15,574,519)    (2,284,340)

Net earnings (loss)                                                                                 (519,107)      (519,107)
                        ------------   ------------   ------------  ------------  ------------  ------------   ------------
BALANCE, June 30, 1997     1,104,081   $  3,036,223     11,371,617  $      1,137  $ 10,252,819  $(16,093,626)  $ (2,803,447)
                        ============   ============   ============  ============  ============  ============   ============

See accompanying notes to financial statements.

Shares are pre reverse-split amounts.

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)

                                                              1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                        $(519,107)  $   (978)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
    Proceeds from sale of marketable securities                          19,039
    Accounts payable and accrued liabilities                 371,923         --
                                                           ---------   --------
Net cash provided by (used in) operating activities         (147,184)    18,061
                                                           ---------   --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Funds from Reconversion Technologies of Texas, Inc.        125,689      7,334
                                                           ---------   --------
Net cash provided by (used in) investing activities          125,689      7,334
                                                           ---------   --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           ---------   --------
Net cash provided by (used in) financing activities               --         --
                                                           ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (21,495)    25,395
CASH AND CASH EQUIVALENTS, beginning of period                25,395         --
                                                           ---------   --------
CASH AND CASH EQUIVALENTS, end of period                   $   3,900   $ 25,395
                                                           =========   ========

See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statement of Reconversion Technologies, Inc. (the "Company") includes only the accounts of Reconversion Technologies, Inc., which is a holding company principally engaged in acquiring and developing businesses. The Company had three wholly-owned subsidiaries:
         Reconversion Technologies of Texas, Inc., a Texas Corporation, organized on February 24, 1992 ("RETEX"), Reconversion Products, Inc. ("RPI"), formerly Thomas Engineering, Inc., a Georgia Corporation organized on October 9, 1992, and Spectrum Recycling Technologies, Inc. ("Spectrum"), a New York Corporation.

         On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, RETEX, Spectrum and RPI discontinued operations. Spectrum and RPI have been liquidated and the remaining asset of RETEX, the Brenham Plant facility, located in Brenham, Texas, is discussed in the Plan of Reorganization.

         On November 13, 1997, the Company was formally reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, the Company acquired 100% of the issued and outstanding common stock of Keystone Laboratories, Inc. ("KLI"), a Delaware corporation organized on July 20, 1987. KLI is a forensic urine drug screening and confirmatory testing laboratory.

B.       SUMMARY OF PLAN OF REORGANIZATION

         On July 3, 1997, Richard T. Clark and Joel C. Holt, shareholders and creditors of the Company, filed a Disclosure Statement and Plan of Reorganization ("Plan"). On November 13, 1997, the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and filed with the Securities and Exchange Commission on Form 8-K dated November 13, 1997.

         The Plan is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of the Company built around the acquisition by the Company of Keystone Laboratories, Inc. and the establishment of a less expensive procedure for resolutions of the claims of the Company.

         KLI is engaged in the business of forensic drug testing. Currently, Richard T. Clark, Jr. and Joel C. Holt, Plan Proponents own all outstanding shares of Common Stock of KLI. Under this Plan, Messrs. Holt and Clark will exchange their shares in KLI for 2,500,000 shares of New Common Stock in Reorganized Debtor. The shares of New Common Stock issued for KLI do not include other shares of New Common Stock to be received by Messrs. Clark and Holt pursuant to this Plan in their capacities as either Equity Security Holders of Common Stock and Preferred Stock or as Creditors.

         In addition to the acquisition of Keystone and the orderly collection of claims of the Company proposed in the Plan, RETEX will be liquidated through a Liquidating Plan and a RETEX Liquidating Trust in its pending Chapter 11 case. The Company is the principal secured creditor of RETEX. The principal asset of RETEX is the Brenham Plant facility in Brenham, Texas ("Brenham Plant"). Pursuant to the Liquidating Trust, the Brenham Plant would be sold. No sale is expected in the near future. The Company is the major secured creditor of RETEX, but under the Plan, the Company agreed to subordinate its allowed secured claim against RETEX in the

RECONVERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

         amount of $5,000,000 to the extent of up to $200,000 of the first dollars received from the sale to permit payment of RETEX's allowed claims and administrative expenses. The balance of all funds or assets of RETEX (after the lesser of the amounts required to pay RETEX's allowed priority claims and allowed claims, or $200,000) will be paid by the Liquidating Trust to the Company in satisfaction of the RETEX obligation to the Company.

         Following the acquisition of Keystone, the liquidation of the principal assets of RETEX through the RETEX Liquidating Trust and the collection of any claims of the Company, the Company's only operating asset will be KLI. The Company will be engaged solely in the business of forensic drug testing through Keystone unless and until the Company expands its business activities. Under the Plan:

                  (a) All Pre-Petition shares of common stock will be subject to a one-for-eight reverse stock split such that each holder of Pre-Petition shares of common stock will receive the number of shares of New Common Stock equal to the number of shares of Pre-Petition common stock held by the holder, divided by eight;

                  (b) All Pre-Petition shares of preferred stock will be reclassified as New Common Stock and the holders of preferred stock will receive a pro rata share of 1,274,172 shares of New Common Stock in exchange for Pre-Petition preferred shares;

                  (c) Certain creditor claims may be converted into New Common Stock; and

                  (d) Warrants to purchase New Common Stock will be issued to certain holders of interests.

         The Plan is binding on the Company and all creditors and shareholders of the Company. The Plan provides for treatment of the following eleven classes of claims and interest:

                  CLASS 1 CLAIMS: ALLOWED ADMINISTRATIVE CLAIMS. Allowed Claims under Section 503(b) of the Bankruptcy Code. The Class 1 Claims include (I) allowed but unpaid attorneys' fees on the Effective Date for the Company's counsel, Riggs, Abney, Neal, Turpen, Orbison & Lewis, and (ii) allowed but unpaid professional fees due to Neal Tomlins, Examiner, and his counsel, and fees and expenses not yet presented for payment, and therefore, not yet approved.

                  CLASS 2 CLAIMS: ALLOWED PRIORITY CLAIMS. Allowed Unsecured Claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code. The Company has scheduled priority claims owing in unknown amounts to the Internal Revenue Service and the Securities and Exchange Commission. The Plan Proponents believe that there is no liability to either of the agencies included in this Class.

                  CLASS 3 CLAIMS: DISPUTED SECURED CLAIMS. This Class consists of Creditors who assert a secured claim against the Company and its assets. All of such secured claims are disputed, and all underlying claims are disputed, as they do not arise from obligations of the Company but instead represent, if valid, obligations of RETEX. It is believed that the joint administration of the Company's case and the RETEX case may have created confusion among RETEX creditors who asserted secured status in the Company's case.

RECONVERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  CLASS 4 CLAIM: CLAIM OF TRANSFER AGENTS AST AND DEPOSITORY TRUST CO. This Class consists of the pre-petition unsecured claim of American Securities Transfer ("AST") in the amount of $3,553.66 and of the pre-petition unsecured claim of Depository Trust Co. in the amount of $1,050.00. Both claims were incurred for stock transfer services rendered to the Company pre-petition.

                  CLASS 5 CLAIMS: ADMINISTRATIVE CONVENIENCE SMALL CLAIMS. This class consists of all allowed unsecured claims against the Company which are $1,000 or less in amount, and shall include Class 6 creditors who elect to reduce their claim for Class 5 participation.

                  CLASS 6 CLAIMS: UNSECURED CLAIMS. Class 6 claims consist of allowed unsecured claims against the Company to which no objection has been interposed and total approximately $513,668 and disputed claims, which would otherwise be included within this Class, but will not be allowed until allowed by Final Order of the Bankruptcy Court. The aggregate amount of disputed claims is $1,631,308. The allowed claims have been valued at 40% of their face amount or $205,050 in the accompanying balance sheet, based upon the amount to be paid to settle the claims. The disputed claims have also been valued at 40% of their face amount pending their ultimate disposition.

                  CLASS 7 CLAIM: DISPUTED UNSECURED CLAIM OF GAIA. GAIA is the holder of a disputed unsecured claim against the Company. On March 17, 1995, GAIA obtained a judgment against the Company and certain individuals in the aggregate sum of $22 million in the United States District Court for the Southern District of Texas styled Gaia Technologies, Inc. v. Reconversion Technologies, Inc., et al., Case No. H-94-2258 and GAIA filed its Proof of Claim in the case for $23,043,276.21. On August 19, 1996, the U.S. Court of Appeals for the Federal Circuit reversed and vacated the judgment entirely and remanded the matter to the U.S. District Court for the Southern District of Texas. The GAIA claim is disputed under the Plan. An objection to the GAIA claim was filed seeking a determination of the value of the GAIA claim through the claim estimation process pursuant to 11 U.S.C. Section 502(c). After the objection was filed, the United States District Court for the Southern District of Texas (to which the appeals court had remanded the matter after vacating and reversing the judgment) entered judgment in favor of GAIA and against the Company and others as follows:

                           (a) Judgment against the Company, RETEX, Progressive Capital Corporation, David Gordon, Ira Rimer, Joel C. Holt and Richard
                                    T. Clark, Jr., jointly and severally, for:

                                    (i)      $4,350,000;

                                    (ii)     pre-judgment interest of
                                             $2,130,192.79;

                           (b) Judgment against the Company, RETEX and Progressive Capital Corporation, jointly and severally, for:

                                    (i)      $125,000;

                                    (ii)     pre-judgment interest of
                                             $61,212.42;

                           (c) Judgment against David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr. for $100,000 each, in the nature of punitive damages;

                           (d) Attorney's fees of $450,000 against the Company, RETEX, Progressive Capital Corporation, David Gordon, Ira Rimer, Joel
                                    C. Holt and Richard T. Clark, Jr., jointly and severally; and

                           (e) Post-judgment interest after July 10, 1997, at 5.65%.

RECONVERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  The aggregate amount of the judgment against the Company and the other parties if $7,116,405.21, exclusive of interest after July 10, 1997. The Company and Plan Proponents have initialized an appeal of the judgment, which it is believed was rendered in contravention of the mandate from the Court of Appeals, which vacated the earlier judgment of $23,043,276.31. The Company and Plan Proponents will vigorously prosecute the appeal.

                  Plan Proponents believe the value of the GAIA claim against the Company will ultimately be determined to be zero, and further that the Company may have claims against GAIA arising as a result of the GAIA litigation, which potential claim is reserved pending analysis. The claim has been valued at $1,670,000 in the accompanying balance sheet.

                  CLASS 8 CLAIM: TNRCC CLAIM. The TNRCC claim against the Company arises, if at all, in connection with certain environmental claims, which are asserted by TNRCC against RETEX from operation of the RETEX plant in Brenham, Texas. TNRCC has not filed a claim against the Company. The Company believes that if TNRCC asserts its claim against RETEX, and as set forth in the Disclosure Statement, that the Company has no liability to TNRCC.

                  CLASS 9 CLAIM: KLENDA, GORDON & GETCHELL CREDITOR CLAIM. This Class consists of the Claim of Klenda, Gordon & Getchell asserting an unsecured claim in the amount of $128,439.37. The Company asserted claims against Klenda, Gordon & Getchell, which on May 22, 1997, resulted in a judgment in favor of the Company against Klenda, Gordon & Getchell for $98,625, together with interest at 6.72% from June 21, 1996, until paid.

                  CLASS 10 INTERESTS: PREFERRED STOCK. This Class consists of the interest of the Equity Security Holders who own Pre-Petition Shares of Preferred Stock. According to information available to Plan Proponents, there were 1,145,250 Pre-Petition shares of preferred stock issued by the Company and held by approximately forty-eight (48) entities or individuals.

                  CLASS 11 INTERESTS: COMMON STOCK. This Class consists of the interests of the Equity Security Holders who own Pre-Petition shares of common stock of the Company. According to information available to Plan Proponents, there were outstanding 11,371,617 Pre-Petition shares of common stock held by approximately 301 entities or individuals.

C.       INCOME TAXES

         The Company follows SFAS No. 109, "Accounting for Income Taxes".

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 requires that a valuation allowance be established to reduce deferred tax assets to the amount that is more likely than not to be realized.

RECONVERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


         Deferred income taxes result primarily from temporary differences in recognizing net operating losses for tax and financial reporting purposes.

D.       SUBSEQUENT EVENTS

         As discussed above, on November 13, 1997, the Company was formally reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, the Company acquired 100% of the issued and outstanding common stock of Keystone Laboratories, Inc., a forensic urine drug screening and confirmatory testing laboratory on December 3, 1997.

         The acquisition of KLI will be accounted for as a reverse acquisition. During its year ended June 30, 1997, KLI had revenues of $1,446,137 and a net loss in the amount of $121,415. Net loss per share on a pre reverse-split basis would not have changed.