Form 10QSB
period 1997-09-30
RECONVERSION TECHNOLOGIES INC
filed 1998-08-26
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 1997


                         Commission File Number: 0-23100



                         RECONVERSION TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                         DELAWARE               22-2649848
                 (State of Incorporation)  (IRS Employer ID No)



         2 HENDERSONVILLE ROAD, SUITE E, ASHEVILLE, NORTH CAROLINA 28803
                    (Address of principal executive office)

                                 (704) 255-0307
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No X .


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No X .


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 1997 was 11,371,617.

Transitional Small Business Disclosure Format (Check one):    Yes     No  X.

                        RECONVERSION TECHNOLOGIES, INC.

                                     INDEX

                                                                           Page
                                                                            No.
                                                                            ---
Financial Information

Balance Sheet - September 30, 1997                                           3

Statement of Operations -                                                    4
Three Months Ended September 30, 1997 and 1996

Statement of Stockholders' Deficit -                                         5
Three Months Ended September 30, 1997

Statements of Cash Flows -                                                   6
Three Months Ended September 30, 1997 and 1996

Notes to Financial Statements -                                            7-10
Three Months Ended September 30, 1997 and 1996

RECONVERSION TECHNOLOGIES, INC.


BALANCE SHEET

(UNAUDITED)

                                                                                          September 30,           June 30,
                                                                                               1997                 1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                               $      1,900         $      3,900
                                                                                          ------------         ------------
Total current assets                                                                             1,900                3,900

Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                         100,000              100,000
                                                                                          ============         ============
                                                                                          $    101,900         $    103,900
                                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                        $    371,923         $    371,923
  Class 4 Claims - unsecured claims for transfer services                                        4,604                4,604
  Class 5 Claims - administrative convenience small claims                                       3,247                3,247
  Class 6 Claims - allowed unsecured claims                                                    205,050              205,050
  Class 6 Claims - disputed unsecured claims                                                   652,523              652,523
  Class 7 Claims - disputed unsecured claim of GAIA                                          1,670,000            1,670,000

                                                                                          ------------         ------------
Total current liabilities                                                                    2,907,347            2,907,347

STOCKHOLDERS' DEFICIT
  6% Series A nonvoting, cumulative, convertible preferred stock, $2.75 par value            3,036,223            3,036,223
   Authorized 2,000,000 shares; issued and outstanding 1,104,081 shares
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and                     1,137                1,137
   outstanding 11,371,617 shares
  Paid-in capital                                                                           10,252,819           10,252,819
  Retained earnings (deficit)                                                              (16,095,626)         (16,093,626)
                                                                                          ------------         ------------
Total stockholders' deficit                                                                 (2,805,447)          (2,803,447)
                                                                                          ============         ============
                                                                                          $    101,900         $    103,900
                                                                                          ============         ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                   1997                 1996

Sales and revenues                                             $       --           $       --
Cost of sales                                                          --                   --
                                                               ------------         ------------
Gross profit                                                           --                   --

Other expense (income)
  Selling, general and administrative expense                         2,000               45,267
  Interest and other income                                            --                   --
                                                               ------------         ------------
                                                                      2,000               45,267
                                                               ------------         ------------
Earnings (loss) before income taxes                                  (2,000)             (45,267)
Income tax expense (benefit)                                           --                   --
                                                               ============         ============
Net earnings (loss)                                                  (2,000)             (45,267)
                                                               ============         ============

Net earnings (loss) per share                                  $      (0.00)        $      (0.00)
                                                               ============         ============

Weighted Average Shares Outstanding (Pre reverse-split)          11,371,617           11,371,617
                                                               ============         ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                        Preferred Stock               Common Stock           Paid-in    Accumulated
                                     Shares     Par Value         Shares      Par Value      Capital      Deficit         Total
                                   ---------   ------------     ----------  ------------  ------------  ------------   ------------
BALANCE, July 1, 1997              1,104,081   $  3,036,223     11,371,617  $      1,137  $ 10,252,819  $(16,093,626)  $ (2,803,447)

Net earnings (loss)                                                                                           (2,000)        (2,000)

                                ============   ============   ============  ============  ============  ============   ============
BALANCE, September 30, 1997        1,104,081   $  3,036,223     11,371,617  $      1,137  $ 10,252,819  $(16,095,626)  $ (2,805,447)
                                ============   ============   ============  ============  ============  ============   ============

See accompanying notes to financial statements.

Shares are pre reverse-split amounts.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                                 1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                $ (2,000)           $(45,267)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:

    Accounts payable and accrued liabilities                                              -                   -
                                                                           -----------------    ----------------
Net cash provided by (used in) operating activities                                  (2,000)            (45,267)
                                                                           -----------------    ----------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Funds from Reconversion Technologies of Texas, Inc.                                     -              19,549
                                                                           -----------------    ----------------
Net cash provided by (used in) investing activities                                       -              19,549
                                                                           -----------------    ----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                           -----------------    ----------------
Net cash provided by (used in) financing activities                                       -                   -
                                                                           -----------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (2,000)            (25,718)
CASH AND CASH EQUIVALENTS, beginning of period                                        3,900              25,395
                                                                           =================    ================
CASH AND CASH EQUIVALENTS, end of period                                            $ 1,900              $ (323)
                                                                           =================    ================

See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)


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

         In addition to the acquisition of Keystone and the orderly collection of claims of the Company proposed in the Plan, RETEX will be liquidated through a Liquidating Plan and a RETEX Liquidating Trust in its pending Chapter 11 case. The Company is the principal secured creditor of RETEX. The principal asset of RETEX is the Brenham Plant facility in Brenham, Texas

         ("Brenham Plant"). Pursuant to the Liquidating Trust, the Brenham Plant would be sold. No sale is expected in the near future. The Company is the major secured creditor of RETEX, but under the Plan, the Company agreed to subordinate its allowed secured claim against RETEX in the amount of $5,000,000 to the extent of up to $200,000 of the first dollars received from the sale to permit payment of RETEX's allowed claims and administrative expenses. The balance of all funds or assets of RETEX (after the lesser of the amounts required to pay RETEX's allowed priority claims and allowed claims, or $200,000) will be paid by the Liquidating Trust to the Company in satisfaction of the RETEX obligation to the Company.

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

         The acquisition of KLI will be accounted for as a reverse acquisition. During its quarter ended September 30, 1997, KLI had revenues of $429,966 and net income in the amount of $29,262. Net income per share on a pre reverse-split basis would have been $.002.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         On March 23, 1995, Reconversion Technologies, Inc.,
         Debtor-in-Possession ("RETEK"), a Delaware corporation filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

         On July 3, 1997, Richard T. Clark and Joel C. Holt, shareholders and creditors of the Company, filed a Disclosure Statement and Plan of Reorganization ("Plan"). On November 13, 1997, the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and has been filed with the Securities and Exchange Commission on Form 8-K dated November 13, 1997.

         This Plan, which is summarized in Note B to the financial statements, is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of the Company built around the acquisition of Keystone Laboratories, Inc. and the establishment of a less expensive procedure for resolutions of RETEK claims.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - Not applicable
                  (b) Reports on Form 8-K - None were filed during the quarter ended September 30, 1997.



         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RECONVERSION TECHNOLOGIES, INC.



         Date:    August 17, 1998            By:  /s/Joel C. Holt
                                                  ---------------
                                                  Joel C. Holt, President and
                                                  Principal Accounting Officer