Form 10QSB
period 1997-12-31
RECONVERSION TECHNOLOGIES INC
filed 1998-10-23
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: DECEMBER 31, 1997


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of December 31, 1997 was 9,394,043.

Transitional Small Business Disclosure Format (Check one):    Yes     No  X.

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                                Page
                                                                                 No.
Part I.         Financial Information

        Item 1. Balance Sheet - December 31, 1997                                 3

                Statement of Operations -                                         4
                Three and Six Months Ended December 31, 1997 and 1996

                Statement of Stockholders' Deficit -                              5
                Six Months Ended December 31, 1997

                Statements of Cash Flows -                                       6-7
                Six Months Ended December 31, 1997 and 1996

                Notes to Financial Statements -                                  8-13
                Six Months Ended December 31, 1997 and 1996

        Item 2. Managements Discussion and Analysis of Financial Condition      14-15
                and Results of Operations

Part II.        Other Information                                                 16

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

                                                                                         December 31,              June 30,
                                                                                          1997                       1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                 $    74,393                $     3,900
  Marketable equity securities less allowance of $39,574                                         16,346                          -
  Accounts receivable                                                                            54,776                          -
  Due from employees                                                                             75,280                          -
  Due from related parties                                                                       71,000                          -
  Prepaid expenses                                                                               69,863                          -
  Deferred income taxes                                                                          67,380                          -
                                                                                     -------------------     ----------------------
Total current assets                                                                            429,038                      3,900
Property and equipment, net                                                                     123,938                          -
Prepaid consulting contract                                                                      60,000                          -
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                          100,000                    100,000
                                                                                     -------------------     ----------------------
                                                                                            $   712,976                $   103,900
                                                                                     ===================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                                    $    23,643                  $       -
  Current installments of capital leases payable                                                117,213
  Accounts payable                                                                              136,680                    371,923
  Class 4 Claims - unsecured claims for transfer services                                             -                      4,604
  Class 5 Claims - administrative convenience small claims                                            -                      3,247
  Class 6 Claims - allowed unsecured claims                                                           -                    205,050
  Class 6 Claims - disputed unsecured claims                                                          -                    652,523
  Class 7 Claims - disputed unsecured claim of GAIA                                                   -                  1,670,000
 Accrued expenses                                                                                28,240                          -
 Obligations expected to be paid with common stock                                            2,899,191                          -

                                                                                     -------------------     ----------------------
Total current liabilities                                                                     3,204,967                  2,907,347
Long-term debt less current installments                                                         71,144                          -
STOCKHOLDERS' DEFICIT
  6% Series A nonvoting, cumulative, convertible preferred stock, $2.75 par value.                    -                  3,036,223
   Authorized 2,000,000 shares; issued and outstanding 1,104,081 shares, June 1997
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and                        939                      1,137
   outstanding 9,394,043 and 11,371,617 shares
  Paid-in capital                                                                               598,310                 10,252,819
  Retained earnings (deficit)                                                                 (263,193)               (16,093,626)
  Stock subscription receivable                                                             (2,899,191)                          -
                                                                                     -------------------     ----------------------
Total stockholders' deficit                                                                 (2,563,135)                (2,803,447)
                                                                                     -------------------     ----------------------
                                                                                            $   712,976                $   103,900
                                                                                     ===================     ======================

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                        1997             1996              1997             1996

SALES AND REVENUES                                                  $   448,102      $   303,729       $   877,949      $   659,788

COST OF SALES                                                           114,595          108,698           214,693          206,921
                                                                    -----------      -----------       -----------      -----------
GROSS PROFIT                                                            333,507          195,031           663,256          452,867

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                           276,431          278,574           563,326          527,789
  Interest expense                                                        6,453            3,050             8,684            6,250
  Unrealized loss on marketable equity securities                        30,865               --            39,574               --
                                                                    -----------      -----------       -----------      -----------
                                                                        313,749          281,624           611,584          534,039
                                                                    -----------      -----------       -----------      -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                      19,758          (86,593)           51,672          (81,172)
DEFERRED INCOME TAX EXPENSE (BENEFIT)                                     4,000          (30,000)           15,000          (32,000)
                                                                    -----------      -----------       -----------      -----------
NET EARNINGS (LOSS)                                                      15,758          (56,593)           36,672          (49,172)
                                                                    ===========      ===========       ===========      ===========

NET EARNINGS (LOSS) PER SHARE                                       $      0.00      $     (0.01)      $      0.00      $     (0.01)
                                                                    ===========      ===========       ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (POST REVERSE-SPLIT)              9,394,043        9,394,043         9,394,043        9,394,043
                                                                    ===========      ===========       ===========      ===========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED DECEMBER 31, 1997
(UNAUDITED)

                                                                                                    Stock
                                           Common Stock              Paid-in       Accumulated   Subscription
                                       Shares       Par Value        Capital         Deficit      Receivable           Total
                                       ------       ---------        -------         -------      ----------           -----
BALANCE, July 1, 1997                     3,000    $        10    $   597,835     $  (299,865)    $        --     $   297,980
Recapitalization, December 1, 1997    2,497,000            240           (240)                                             --
                                    -----------    -----------    -----------     -----------     -----------     -----------
                                      2,500,000            250        597,595        (299,865)             --         297,980
Acquire Reconversion
  Technologies, Inc.                  6,894,043            689            715                      (2,899,191)    (2,897,787)
Net income                                                                             36,672                         36,672
                                    -----------    -----------    -----------     -----------     -----------     -----------
BALANCE, December 31, 1997            9,394,043    $       939    $   598,310     $  (263,193)    $(2,899,191)    $(2,563,135)
                                    ===========    ===========    ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

Shares are post reverse-split amounts.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)

                                                                    1997                  1996
                                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                              $  36,672             $ (49,172)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                      22,500                46,000
  Deferred income taxes                                             15,000               (32,000)
  Marketable securities                                            (14,975)                   --
  Accounts receivable                                               (3,684)              220,889
  Accounts payable and accrued expenses                           (103,554)              (96,564)

                                                                 ---------             ---------
Net cash provided by (used in) operating activities                (48,041)               89,153
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                              (2,360)              (11,597)
                                                                 ---------             ---------
Net cash provided by (used in) investing activities                 (2,360)              (11,597)
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from sale and leaseback transaction                     120,000
  Repayment of long-term debt and capital leases                   (14,211)              (47,283)
  Loans to related parties                                         (71,000)
  Loans to employees                                               (75,280)
                                                                 ---------             ---------
Net cash provided by (used in) financing activities                (40,491)              (47,283)
                                                                 ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (90,892)               30,273
CASH AND CASH EQUIVALENTS, beginning of period                     165,285                53,929
                                                                 ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                         $  74,393             $  84,202
                                                                 =========             =========

See accompanying notes to consolidated financial statements.
                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)
(CONTINUED)

                                                                                 1997                1996

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                     $  8,684            $  6,250
  Income taxes                                                                 $     --            $     --

Noncash investing and financing activities are as follows:

Issue 2,500,000 shares of common stock to acquire all of the common            $297,980            $     --
  stock of Keystone Laboratories, Inc.

See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1) PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS - The financial statement of Reconversion Technologies, Inc. (the "Company") includes the accounts of Reconversion Technologies, Inc., which is a holding company principally engaged in acquiring and developing businesses and the accounts of its wholly owned subsidiary, Keystone Laboratories, Inc. ("KLI"). Prior to its acquisition of KLI, the Company had three wholly-owned subsidiaries: Reconversion Technologies of Texas, Inc., a Texas Corporation, organized on February 24, 1992 ("RETEX"), Reconversion Products, Inc. ("RPI"), formerly Thomas Engineering, Inc., a Georgia Corporation organized on October 9, 1992, and Spectrum Recycling Technologies, Inc. ("Spectrum"), a New York Corporation.

         On March 23, 1995, the Company and RETEX voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, Spectrum and RPI discontinued operations. Spectrum and RPI have been liquidated and the sole remaining asset of RETEX, the Brenham Plant facility, located in Brenham, Texas, is discussed in the Plan of Reorganization.

         On November 13, 1997, the Company was formally reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, the Company acquired 100% of the issued and outstanding common stock of Keystone Laboratories, Inc. ("KLI"), a Delaware corporation organized on July 20, 1987. KLI is a forensic urine drug screening and confirmatory testing laboratory. As a result of their relative sizes, the transaction was accounted for as a reverse acquisition, whereby the historical financial results of KLI become the historical financial results of the Company. The transaction was accounted for effective December 1, 1997.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Unaudited Annual Report for the year ended June 30, 1997, which is included in the Company's Form 10-KSB for the year ended June 30, 1997. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         (2) MARKETABLE EQUITY SECURITIES - Marketable equity securities are comprised of trading securities held for short-term investment purposes and are stated at fair value, with the change in fair value during the period included in earnings.

         (3) MACHINERY AND EQUIPMENT - Owned machinery and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease and are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

         (4) INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.

         (5) NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.


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

                           (e) Post-judgment interest after July 10, 1997, at 5.65%.

                  The aggregate amount of the judgment against the Company and the other parties is $7,116,405.21, exclusive of interest after July 10, 1997. The Company and Plan Proponents have initialized an appeal of the judgment, which it is believed was rendered in contravention of the mandate from the Court of Appeals, which vacated the earlier judgment of $23,043,276.31. The Company and Plan Proponents will vigorously prosecute the appeal.

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


C.       ACQUISITION

         Effective December 1, 1997 and pursuant to the Plan of Reorganization outlined in note B above, in a purchase transaction accounted for as a reverse acquisition, the Company acquired for 2,500,000 shares of its common stock all of the issues and outstanding common shares of Keystone Laboratories, Inc. No goodwill was recognized in the transaction.

         Since the Company has had no operations since 1995, the operating results of the combined companies would not have differed significantly from those presented in the statement of operations.


D.       MARKETABLE SECURITIES

         As of December 31, 1997, the Company has an investment in marketable equity securities that are classified as trading securities. As of December 31, 1997 the cost of $55,920 exceeded the fair value of the securities by $39,574. A loss in this amount has been recognized during the current period.


E.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the six months ended December 31, 1997, the Company entered into a sale and leaseback transaction, which resulted in net proceeds to the Company in the amount of $120,000. The Company reduced capital leases and other long term obligations by $14,211 during the six months ended December 31, 1997.

E.       INCOME TAXES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

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

         This Plan, which is summarized in Note B to the financial statements, is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of the Company built around the acquisition of Keystone Laboratories, Inc. and the establishment of a less expensive procedure for resolution of RETEK claims.

         As of December 31, 1997, the Company had a working capital deficit in the amount of $2,775,929, which primarily is the result of the $2,899,191 current obligation, which is expected to be retired through issuance of the Company's common stock. The Company expects to utilize earnings to provide its working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings.


B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

         Total revenues increased $218,161 (33%) during the six months ended December 31, 1997 as compared to the same six-month period ended December 31, 1996. Total revenues increased $144,373 (48%) during the three months ended December 31, 1997 as compared to the same three-month period ended December 31, 1996. During the six month period ended December 31, 1997, the Company recognized a gross profit margin of 76% as compared to 69% during the same year earlier period. During the three month period ended December 31, 1997, the Company recognized a gross profit margin of 74% as compared to 64% during the same year earlier period.

         The Company has experienced a higher demand for its testing services and has become more efficient in producing the test results, accordingly, the increased revenues have been realized with only nominal cost increases. The Company expects its operations to continue at the current levels.


                            OTHER COSTS AND EXPENSES

         The selling, general and administrative expenses of the Company increased $35,537 (7%) during the six months ended December 31, 1997 as compared to the same year earlier period. This increase is reasonable when compared to the 33% increase in revenues. Selling, general and administrative expenses were 64% of revenues during the six-month period ended December 31, 1997 as compared to 80% during the same year earlier period.

         Other costs and expenses include an unrealized loss from the decline in market value of marketable equity securities in the amount of $39,574 during the six month period ended December 31, 1997, $30,865 of which was recognized during the three month period ended December, 31, 1997.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - Not applicable

                  (b) Reports on Form 8-K - On November 17, 1997 the Plan of Reorganization was filed on Form 8-K with the Securities and Exchange Commission. Financial schedules included the unaudited financial statements of Keystone Laboratories, Inc.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RECONVERSION TECHNOLOGIES, INC.



         Date:    October 20, 1998            By:  /s/Joel C. Holt
                                                   ----------------------------
                                                   Joel C. Holt, President and
                                                   Principal Accounting Officer