Form 10QSB
period 1998-03-31
RECONVERSION TECHNOLOGIES INC
filed 1998-10-27
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 1998


                         Commission File Number: 0-23100



                         RECONVERSION TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                                    DELAWARE
                            (State of Incorporation)
                                   22-2649848
                              (IRS Employer ID No)



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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 1998 was 9,414,043.

Transitional Small Business Disclosure Format (Check one):    Yes   No    X    .

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                                 Page
                                                                                  No.
Part I.         Financial Information

        Item 1. Balance Sheet - March 31, 1998                                     3

                Statement of Operations -                                          4
                Three and Nine Months Ended March 31, 1998 and 1997

                Statement of Stockholders' Deficit -                               5
                Nine Months Ended March 31, 1998

                Statements of Cash Flows -                                        6-7
                Nine Months Ended March 31, 1998 and 1997

                Notes to Financial Statements -                                   8-13
                Nine Months Ended March 31, 1998 and 1997

        Item 2. Managements Discussion and Analysis of Financial Condition       14-15
                and Results of Operations

Part II.        Other Information                                                  16

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)


                                                                                        March 31,                June 30,
                                                                                          1998                     1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                 $   72,989              $      3,900
  Marketable equity securities less allowance of $42,101                                        13,819                         -
  Accounts receivable                                                                           24,552                         -
  Due from employees                                                                            83,195                         -
  Due from related parties                                                                      71,000                         -
  Prepaid expenses                                                                              69,863                         -
  Deferred income taxes                                                                         67,380                         -
                                                                                     ------------------   -----------------------
Total current assets                                                                           402,798                     3,900
Property and equipment, net                                                                    112,688                         -
Prepaid consulting contract                                                                     45,000                         -
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                         100,000                   100,000
                                                                                     ------------------   -----------------------
                                                                                            $  660,486              $    103,900
                                                                                     ==================   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                                    $   24,269                $        -
  Current installments of capital leases payable                                               115,614
  Accounts payable                                                                              82,685                   371,923
  Class 4 Claims - unsecured claims for transfer services                                            -                     4,604
  Class 5 Claims - administrative convenience small claims                                           -                     3,247
  Class 6 Claims - allowed unsecured claims                                                          -                   205,050
  Class 6 Claims - disputed unsecured claims                                                         -                   652,523
  Class 7 Claims - disputed unsecured claim of GAIA                                                  -                 1,670,000
 Accrued expenses                                                                               28,240                         -
 Obligations expected to be paid with common stock                                           2,899,191                         -

                                                                                     ------------------   -----------------------
Total current liabilities                                                                    3,149,999                 2,907,347
Long-term debt less current installments                                                        64,837                         -
STOCKHOLDERS' DEFICIT
  6% Series A nonvoting, cumulative, convertible preferred stock, $2.75 par value.                   -                 3,036,223
   Authorized 2,000,000 shares; issued and outstanding 1,104,081 shares, June 1997
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and                       941                     1,137
   outstanding 9,414,043 and 11,371,617 shares
  Paid-in capital                                                                              618,308                10,252,819
  Retained earnings (deficit)                                                                (274,408)              (16,093,626)
  Stock subscription receivable                                                            (2,899,191)                         -
                                                                                     ------------------   -----------------------
Total stockholders' deficit                                                                (2,554,350)               (2,803,447)
                                                                                     ------------------   -----------------------
                                                                                            $  660,486              $    103,900
                                                                                     ==================   =======================

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             MARCH 31,                          MARCH 31,
                                                                      1998               1997             1998              1997
                                                                   -----------       -----------      -----------       -----------
SALES AND REVENUES                                                 $   384,760       $   374,559      $ 1,262,708       $ 1,034,346
COST OF SALES                                                           92,658           110,858          307,350           317,780
                                                                   -----------       -----------      -----------       -----------
GROSS PROFIT                                                           292,102           263,701          955,358           716,566

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                          296,478           247,558          859,803           775,345
  Interest expense                                                       5,120             2,900           13,804             9,150
  Miscellaneous income                                                    (807)               --             (807)               --
  Unrealized loss on marketable equity securities                        2,526                --           42,101                --
                                                                   -----------       -----------      -----------       -----------
                                                                       303,317           250,458          914,901           784,495
                                                                   -----------       -----------      -----------       -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                    (11,215)           13,243           40,457           (67,929)
DEFERRED INCOME TAX EXPENSE (BENEFIT)                                       --                --           15,000           (20,000)
                                                                   -----------       -----------      -----------       -----------
NET EARNINGS (LOSS)                                                    (11,215)           13,243           25,457           (47,929)
                                                                   ===========       ===========      ===========       ===========
NET EARNINGS (LOSS) PER SHARE                                      $     (0.00)      $      0.00      $      0.00       $     (0.01)
                                                                   ===========       ===========      ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (POST REVERSE-SPLIT)             9,400,710         9,394,043        9,396,265         9,394,043
                                                                   ===========       ===========      ===========       ===========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 1998
(UNAUDITED)

                                                                                                         Stock
                                                 Common Stock             Paid-in       Accumulated    Subscription
                                            Shares        Par Value       Capital         Deficit       Receivable         Total
                                          -----------    -----------    -----------     -----------     -----------     -----------
BALANCE, July 1, 1997                           3,000    $        10    $   597,835     $  (299,865)    $        --     $   297,980
Recapitalization, December 1, 1997          2,497,000            240           (240)             --
                                          -----------    -----------    -----------     -----------     -----------     -----------
                                            2,500,000            250        597,595        (299,865)             --         297,980
Acquire Reconversion
  Technologies, Inc.                        6,894,043            689            715                      (2,899,191)     (2,897,787)
Exercise common stock warrants                 20,000              2         19,998                                          20,000
Net income                                                                                   25,457                          25,457
                                          -----------    -----------    -----------     -----------     -----------     -----------
BALANCE, March 31, 1998                     9,414,043    $       941    $   618,308     $  (274,408)    $(2,899,191)    $(2,554,350)
                                          ===========    ===========    ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

Shares are post reverse-split amounts.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

                                                                    1998                 1997
                                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                              $  25,457             $ (47,929)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                      33,750                70,000
  Deferred income taxes                                             15,000               (20,000)
  Marketable securities                                            (12,449)                   --
  Accounts receivable                                               26,541               163,137
  Prepaid expenses                                                  15,000
  Accounts payable and accrued expenses                           (157,549)              (88,418)

                                                                 ---------             ---------
Net cash provided by (used in) operating activities                (54,250)               76,790
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                              (2,360)              (11,597)
                                                                 ---------             ---------
Net cash provided by (used in) investing activities                 (2,360)              (11,597)
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from sale and leaseback transaction                     120,000                    --
  Repayment of long-term debt and capital leases                   (21,491)              (55,826)
  Loans to related parties                                         (71,000)                   --
  Loans to employees                                               (83,195)                   --
  Exercise common stock warrants                                    20,000                    --
                                                                 ---------             ---------
Net cash provided by (used in) financing activities                (35,686)              (55,826)
                                                                 ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (92,296)                9,367
CASH AND CASH EQUIVALENTS, beginning of period                     165,285                53,929
                                                                 ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                         $  72,989             $  63,296
                                                                 =========             =========

See accompanying notes to consolidated financial statements.
                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
(CONTINUED)

                                                                                        1998                 1997

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                            $ 13,804            $  9,150
  Income taxes                                                                        $     --            $     --

Noncash investing and financing activities are as follows:

Issue 2,500,000 shares of common stock to acquire all of the issued common            $297,980            $     --
  stock of Keystone Laboratories, Inc.

See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)


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


C.       ACQUISITION

         Effective December 1, 1997 and pursuant to the Plan of Reorganization outlined in note B above, in a purchase transaction accounted for as a reverse acquisition, the Company acquired for 2,500,000 shares of its common stock all of the issued and outstanding common shares of Keystone Laboratories, Inc. No goodwill was recognized in the transaction.

         Since the Company has had no operations since 1995, the operating results of the combined companies would not have differed significantly from those presented in the statement of operations.


D.       MARKETABLE SECURITIES

         As of March 31, 1998, the Company has an investment in marketable equity securities that are classified as trading securities. As of March 31, 1998 the cost of $55,920 exceeded the fair value of the securities by $42,101. A loss in this amount has been recognized during the current period.


E.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the nine months ended March 31, 1998, the Company entered into a sale and leaseback transaction, which resulted in net proceeds to the Company in the amount of $120,000. The Company reduced capital leases and other long-term obligations by $21,491 during the nine months ended March 31, 1998.

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

         This Plan, which is summarized in Note B to the financial statements, is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of the Company built around the acquisition of Keystone Laboratories, Inc. and the establishment of a less expensive procedure for resolution of RETEK claims. KLI was acquired effective December 1, 1997.

         As of March 31, 1998, the Company had a working capital deficit in the amount of $2,747,201, which primarily is the result of the $2,899,191 current obligation, which is expected to be retired through issuance of the Company's common stock. The Company expects to utilize earnings to provide its working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings.


B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

         Total revenues increased $228,362 (22%) during the nine months ended March 31, 1998 as compared to the same nine-month period ended March 31, 1997. Total revenues increased $10,201 (3%) during the three months ended March 31, 1998 as compared to the same three-month period ended March 31, 1997. During the nine month period ended March 31, 1998, the Company recognized a gross profit margin of 76% as compared to 69% during the same year earlier period. During the three month period ended March 31, 1998, the Company recognized a gross profit margin of 76% as compared to 70% during the same year earlier period.

         The Company's increased revenues is the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was recently introduced. As a result there have been only nominal cost increases. The Company expects its operations to continue at the current levels.

                            OTHER COSTS AND EXPENSES

         The selling, general and administrative expenses of the Company increased $84,458 (11%) during the nine months ended March 31, 1998 as compared to the same year earlier period. Two-thirds of this increase is associated with the costs of maintaining a public company, as well as, legal costs associated with completion of the bankruptcy plan. The remaining increase is related to the costs associated with the onsite drug test discussed above. Selling, general and administrative expenses were 68% of revenues during the nine-month period ended March 31, 1998 as compared to 75% during the same year earlier period.

         Other costs and expenses include an unrealized loss from the decline in market value of marketable equity securities in the amount of $42,101 during the nine month period ended March 31, 1998, $2,526 of which was recognized during the three month period ended March 31, 1998.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - Not applicable
                  (b) Reports on Form 8-K - None during the current quarter.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RECONVERSION TECHNOLOGIES, INC.



Date:    October 23, 1998                    By: /s/ Joel C. Holt
                                                 -------------------------------
                                                 Joel C. Holt, President and
                                                 Principal Accounting Officer