Form 10KSB40
period 1998-06-30
RECONVERSION TECHNOLOGIES INC
filed 1999-02-23
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended JUNE 30, 1998

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

                   Issuer's telephone number - (828) 255-0307

Securities registered under Section 12 (b) of the Exchange Act:

                        COMMON STOCK, $0.0001 PAR VALUE
                              (Title of each class)

                                 NOT APPLICABLE
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X ; No    .
                                                              ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,690,545.

As of November 30, 1998, the registrant had outstanding 11,135,749 shares of its Common Stock, par value of $0.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on November 30, 1998, was approximately $385,934 based on the last known trade during the second quarter of 1998. The Company's common stock has been suspended from trading since that time.
(See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X .
                                                               ---     ---

                                     PART I

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

         On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, both RETEX and RPI's operations were ceased with no expectation of reopening the businesses and are, therefore, no longer consolidated with the Company.

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

         LABORATORY TESTING OPERATIONS & SERVICES

         KLI has one laboratory and one collection station which are both located within the Asheville facility. In addition to in-house collection services, KLI provides on-site collection as well as receipt from its customers through independent couriers. At its facility, each urine specimen and related test request form is checked for completeness and assigned an identification number, which ensures that the results are attributed to the correct patient. The test request forms are then sent to a data entry terminal where a file is established for each test specimen and the necessary testing and billing information is entered. Once such billing information is entered into the system, the tests are performed and the results posted through a computer interface. Test results are printed and prepared for distribution by service representatives the same day that routine testing is performed. In addition, written reports of the test results may be generated directly in the offices of clients with computer printers. Clients who are tested before 1 p.m. who request that the test results be communicated by telephone are so notified the same day while the remainder of the clients are notified of the test results the following business day.

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

         CUSTOMERS

         To date, KLI has focused its marketing efforts primarily on manufacturing companies whose orders account for approximately 95% of its net sales. The remaining 5% of net sales is derived from hospital reference testing, nursing homes, clinics, referrals from other clinical laboratories and other clients. The largest client of KLI accounts for approximately 5% of net sales. KLI believes that the loss of any one client would not have an adverse effect on its financial condition. Payments for services are received directly from the clients, rather than from insurance companies.

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

         EMPLOYEES

         As of June 30, 1998, KLI employed a total of 14 employees, 12 of whom work full-time and 2 of whom work part-time. KLI has no collective bargaining agreements with any unions and believes that the overall relations with its employees are excellent.

         YEAR 2000

         The Company has begun the process of identifying computer systems and software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has estimated the cost of addressing the Year 2000 issue to be relatively nominal as it has not found any software or equipment for which an update is required.


ITEM 2.  PROPERTIES

         The Company and KLI lease 4,602 square feet at its operating facility at 2 Hendersonville Road, Suite E, Asheville, North Carolina. The lease expires on August 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS


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

         Following remand, the District Court ruled over the Company's objection, that it would assert supplemental jurisdiction over the state law claims. On July 18, 1997, the District Court entered a judgment against the Company and the other parties for $7,116,405.21, exclusive of interest after July 10, 1997. The Company promptly perfected its appeal from the judgment. The appeal has been briefed and orally argued, and is now awaiting decision by the United States Court of Appeals for the Fifth Circuit.

         The Company believes the value of the GAIA claim against the Company will ultimately be determined to be zero, and further, that the Company may have claims against GAIA arising as a result of the GAIA litigation, which potential claim is not recorded pending analysis. The claim has been valued at $1,503,696, the maximum amount allowable under the Plan based on the current judgment, in the accompanying balance sheet and is included in obligations to be paid in common stock.


RECONVERSION TECHNOLOGIES, INC., DEBTOR IN POSSESSION, CHAPTER 11 PROCEEDING, UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA, CASE NO. 95-00821-W.

         The Company and its wholly-owned subsidiary, Reconversion Technologies of Texas, Inc. each filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma on March 23, 1995. This action was precipitated by a $21.5 million judgment entered against the Company and RETEX by the United States District Court for the Southern District of Texas on March 16, 1995. In order to appeal the judgment, the Company had no alternative but to seek protection in the Bankruptcy Court. The filing of the bankruptcy petition allowed the Company to reorganize its affairs and pursue its appeal. On November 20, 1997, the Company's Plan of Reorganization was confirmed with all creditors of the Company to be paid in either cash or by receipt of the Company's common stock.


DONALD L. NICHOLS, ET AL. V. G. DAVID GORDON, ET AL. UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA, CASE NO. 95-C-1126-H.

         This action sought recovery arising from Mr. Nichols' purchase of over 164,000 shares of the common stock of the Company between November 1992 and February 1993. Mr. Nichols was seeking actual damages of $393,600, interest and attorney's fees as a result of alleged violations of federal and state securities laws. On June 11, 1997, Judge Sven E. Holmes, the U.S. District Judge presiding in the case dismissed the Nichols suit. However, Mr. Nichols refiled the lawsuit alleging the same basic claims. Based upon the Company's potential exposure as indemnitor to some of the defendants, the Company settled the matter by paying $40,000 and issuing 120,000 shares of restricted common stock on September 29, 1998.


RECONVERSION TECHNOLOGIES, INC. V. GEORGE D. GORDON, SR. ADVERSARY PROCEEDING NO. 97-0101-M, UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA.

         This action was brought by the Examiner who claimed that George D. Gordon received 75,000 shares of the common stock of the Company with a purported value of $159,375, for which Mr. Gordon paid no consideration. After confirmation of the Plan, the Board of Directors reviewed the Examiner's claims, the accounting records and Mr. Gordon's canceled check, and dismissed the suit on or about June 23, 1998.


RECONVERSION TECHNOLOGIES, INC. AND RECONVERSION TECHNOLOGIES OF TEXAS, INC. V. KLENDA, GORDON & GETCHELL, P.C. AND G. DAVID GORDON, JR. ADVERSARY PROCEEDING NO. 96-0330-W, UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA.

         This action was brought by the Examiner claiming the law firm of Klenda, Gordon & Getchell, P.C. and G. David Gordon committed professional negligence in their representation of the Company and its subsidiaries. The Examiner, on behalf of the Company alleged damages in excess of $1,000,000. After confirmation of the Plan of Reorganization, the new Board of Directors engaged independent counsel to analyze the merits of the Examiner's claims, thereupon the Examiner and his law firm resigned as counsel to the Company in the matter. After obtaining the independent counsel's report, the Company settled the case for $30,000 during August 1998.


RECONVERSION TECHNOLOGIES, INC. V. IRA RIMER, AN INDIVIDUAL, ADVERSARY NO. 97-0102-M, UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA.


         This action was brought by the Examiner claiming that Ira Rimer had received 8,750 shares of the Company's preferred stock with a stated value of $24,062.50 for which Mr. Rimer paid no consideration. After confirmation of the Plan of Reorganization, the Board of Directors reviewed the Examiner's claims and corresponding evidence, whereupon it dismissed the suit on October 6, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended June 30, 1998, there were no matters submitted to a vote of the security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's Common Stock was listed on the OTC:Bulletin Board under the symbol "RETQ".

         The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. In the second quarter of 1998 the Company's Common Stock was suspended from trading on the OTC:Bulletin Board and therefore there was no market for the Company's stock.



                                  COMMON STOCK

                                           BID                     ASK
                                           ---                     ---
                                    HIGH         LOW        HIGH         LOW
                                    ----         ---        ----         ---
Calendar Quarters

1996     Third Quarter              .03          .03        .13          .07
1996     Fourth Quarter             .07          .03        .13          .09
1997     First Quarter              .06          .04        .13          .10
1997     Second Quarter             .05          .03        .13          .07

1997     Third Quarter              .37          .18        .50          .31
1997     Fourth Quarter             .13          .06        .37          .25
1998     First Quarter              .06          .06        .25          .18
1998     Second Quarter


HOLDERS

         As of June 30, 1998, there were approximately 367 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

         The Company has not paid a cash dividend on its preferred stock since its fiscal year ended June 30, 1995. Pursuant to the Bankruptcy Plan of Reorganization, the outstanding preferred shares are being canceled and new common shares will be issued on 1.1 for 1 basis.

BANKRUPTCY PLAN

         On July 3, 1997, Richard T. Clark and Joel C. Holt filed a Disclosure Statement and Plan of Reorganization ("Plan"). On November 13, 1997, the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and filed with the Securities and Exchange Commission on Form 8-K.

                                 CONCEPT OF PLAN

         This Plan is premised on the concept that the Claims and Interests of Creditors and Equity Security Holders are best served by an orderly reorganization of Debtor built around the acquisition by Debtor of Keystone Laboratories, Inc. ("KLI") and the establishment of a less expensive procedure for resolutions of RETEK claims.

         KLI is engaged in the business of forensic drug testing. KLI's business affairs, history and financial data are more particularly in the Disclosure Statement. Currently, all outstanding shares of Common Stock of KLI are owned by Richard T. Clark, Jr. and Joel C. Holt, Plan Proponents. Under this Plan, Messrs. Holt and Clark will exchange their shares in KLI for 2,500,000 shares of New Common Stock in Reorganized Debtor. The shares of New Common Stock issued for KLI do not include other shares of New Common Stock to be received by Messrs. Clark and Holt pursuant to this Plan in their capacities as either Equity Security Holders of Common Stock and Preferred Stock or as Creditors.

         In addition to the acquisition of KLI and the orderly collection of RETEK Claims proposed herein, Reconversion Technologies of Texas, Inc. ("RETEX"), a subsidiary of Debtor, will be liquidated through a Liquidating Plan and a RETEX Liquidating Trust in its pending Chapter 11 case. Debtor is the principal secured creditor of RETEX. The principal asset of RETEX is the Brenham Plant facility in Brenham, Texas ("Brenham Plant"). Pursuant to the Liquidating Trust, the Brenham Plant would be sold. No sale is expected in the near future. Debtor is the major secured creditor of RETEX, but under this Plan, Debtor will agree to subordinate its allowed secured claim against RETEX in the amount of $5,000,000 to the extent of up to $200,000 of the first dollars received from the sale to permit payment of RETEX's allowed claims and administrative expenses. The balance of all funds or assets of RETEX (after the lesser of the amounts required to pay RETEX's allowed priority claims and allowed claims, or $200,000) will be paid by the Liquidating Trust to Debtor in satisfaction of the RETEX obligation to Debtor, and Debtor will retain such claim and enforce it against RETEX for the benefit of Debtor's Creditors and Interest holders.

         Following the acquisition of KLI and the liquidation of the principal assets of RETEX through the RETEX Liquidating Trust and collection on any RETEK claims. Debtor's only operating asset will be KLI. Debtor will be engaged solely in the business of forensic drug testing through KLI unless and until Debtor expands its business activities. Under this Plan:

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

         CLASS 6 CLAIMS: UNSECURED CLAIMS. Class 6 Claims consist of Allowed Unsecured Claims against Debtor to which no objection has been interposed and total approximately $412,625.00. Disputed Claims which would otherwise be included within this Class will not be Allowed until allowed by Final Order of the Bankruptcy Court. The aggregate amount of Disputed Claims is $1,353,749.00. Expressly excluded from Class 6 Claims are the Klenda, Gordon, & Getchell Creditor Claim and the GAIA Claim, which are separately classed.

         CLASS 7 CLAIM: DISPUTED UNSECURED CLAIM OF GAIA. GAIA is the holder of a disputed Unsecured Claim against Debtor. On March 17, 1995, GAIA obtained a judgment against Debtor and certain individuals in the aggregate sum of $22 million dollars in the United States District Court for the Southern District of Texas styled Gaia Technologies, Inc. v. Reconversion Technologies, Inc., et al., Case No. H-94-2258 and GAIA filed its Proof of Claim in this case for $23,043,276.21. On August 19, 1996, the U.S. Court of Appeals for the Federal Circuit reversed and vacated the judgment entirely and remanded the matter to the U.S. District Court for the Southern District of Texas. A copy of the Opinion of the Court of Appeals are on file in this case. The GAIA Claims is disputed under this Plan. An objection to the GAIA claim was filed seeking a determination of the value of the GAIA claim through the claim estimation process pursuant to 11 U.S.C. Section 502(c). After the objection was filed, the United States District Court for the Southern District of Texas (to which the appeals court had remanded the matter after vacating and reversing the judgment) entered judgment in favor of GAIA and against Debtor and others as follows:

         (a) Judgment against Debtor, Retex, Progressive Capital Corporation, David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr., jointly and severally, for:

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

         CLASS 11 INTERESTS: COMMON STOCK: This Class consists of the Interests of the Equity Security Holders who own Pre-Petition Shares of Common Stock of Debtor. According to information available to Plan Proponents, there are outstanding 11,807,785 Pre-Petition Shares of Common Stock held by approximately 301 entities or individuals. The owners and their holdings of these shares, as of November 17, 1994, according to the records of Debtor's stock transfer agent, AST, are contained in "List of Equity Security Holders" filed in the office of the United States Bankruptcy Court Clerk for the Northern District of Oklahoma on or about April 19, 1995.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

                              LIQUIDITY AND CAPITAL

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

         On September 28, 1992, the Company acquired 100% of the issued and outstanding shares of RETEX. RETEX had developed a process whereby waste rubber, post-consumer and post-industrial petro-chemically derived waste, and other ingredients, are combined to produce a mixture used to manufacture wood and concrete replacement products.

         On January 28, 1994, the Company acquired 100% of the issued and outstanding stock of RPI. RPI was an established business involved in the design, manufacture, installation and sales of material recovery facilities, conveyors and shredders. Its headquarters were located in Asheville, North Carolina. RPI was the operator-manager of Ultra Steel, Inc. ("ULTRA"), a manufacturing company in Travelers Rest, South Carolina, which built and installed conveyor systems, material recovery facilities and related heavy waste handling equipment. As part of its agreement with ULTRA, RPI had an option to purchase ULTRA.

         On July 27, 1994, the Company acquired 100% of the issued and outstanding common stock of Spectrum, and substantially all of the assets of Amplasco Technologies, Inc., a Virginia corporation ("Amplasco"). Spectrum was an established business involved in the design, construction and processing of recycled plastic cleansing operations.

         As a result of the GAIA litigation, the Company and RETEX filed for protection under Chapter 11 of the Bankruptcy Code on March 23, 1995, by filing a petition in the United States Bankruptcy Court for the Northern District of Oklahoma. On February 20, 1995, three days after the jury verdict was rendered against the Company and RETEX in the GAIA litigation, the Company was required to suspend operations of RETEX at its Brenham, Texas plant. The only subsidiaries of the Company, which it continued to operate, were RPI and Spectrum. However, due to the bankruptcy filings, both RPI's and Spectrum's operations were severely hampered, and both companies were required to cease all operations and liquidate all their assets to pay creditors. By November 1995, neither the Company nor any of its subsidiaries had any operations.

         On July 3, 1997, Richard T. Clark and Joel C. Holt filed a Disclosure Statement and Plan of Reorganization ("Plan"). On November 13, 1997, the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and filed with the Securities and Exchange Commission on Form 8-K. The concept of the Plan and a Summary of the Plan are included at Item 5 hereof.

         The Company has begun the process of identifying computer systems and software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has estimated the cost of addressing the Year 2000 issued to be relatively nominal as it has not found any software or equipment for which an update is required.

         The Company is not planning any substantial capital expenditures during the year ending June 30, 1999.

                              RESULTS OF OPERATIONS

         The operations of the Company now consist solely of the operations of KLI, which operates as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.

SALES AND COST OF SALES

         During the year ended June 30, 1998, the Company increased its revenues by $244,408 (17%) from $1,446,137 to $1,690,545. Cost of sales during the year ended June 30, 1998 increased by $31,632 (7%) from $435,708 to $467,340. Gross profit as a percentage of sales increased from 70% during the year ended June 30, 1997 to 72% during the year ended June 30, 1998.

         The Company's increased revenues are the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was recently introduced. The cost of the drug test materials is nominal in relation to the related revenue, accordingly, the increased revenue has been accomplished with little additional costs. The Company expects its revenues and related costs of sales to continue at the level experienced during the year ended June 30, 1998.

OTHER COSTS AND EXPENSES

         Selling, general and administrative expenses were $1,136,820 during the year ended June 30,1998 as compared to $1,172,501 (a reduction of $35,681) during the prior year. During the year ended June 30, 1997, the Company realized bad debt expense in the amount of $168,715. During the year ended June 30, 1998, the Company incurred costs in the amount of $76,918 for seven months operations in ReTech. These costs are primarily legal and other professional costs associated with completing the bankruptcy plan and operating a public company. With these items excluded, selling, general and administrative expenses increased approximately 5%, which is reasonable with a 17% sales increase.

         During the year ended June 30, 1998, the Company entered into a sale and leaseback transaction of the majority of its equipment. As a part of this transaction, gain in the amount of $35,095 has been recognized as of June 30,1998 and $17,548 has been deferred and will be recognized during the year ended June 30, 1999. The proceeds of this transaction were partially used to implement the bankruptcy plan.

         During the year ended June 30, 1998, the Company recognized an unrealized loss from their investment in marketable equity securities in the amount of $46,141.

         During the year ended June 30, 1998, the Company had interest expense in the amount of $16,811 as compared to the year earlier period which amounted to $12,387. The increase is primarily due to the sale and leaseback transaction discussed above.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Reconversion Technologies, Inc. and Subsidiary, together with the report thereon of Guest & Company, P.C. dated February 5, 1999 for the year ended June 30, 1998 is set forth on pages F-1 through F-20 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

             DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive officer and any other person pursuant to which he was elected to his current position.


                                    Position or Office               Date First
Name                        Age     With the Company                 Elected
----                        ---     ----------------                 -------
Joel C. Holt                67      Director/President               1997
John B. Sams                49      Director/Vice-President          1997
                                    Keystone Laboratories, Inc.
W. Leo Morris               76      Director                         1997
Robert Garner               63      Director                         1997
J. Clark Bundren, MD        44      Director                         1997


         Business experience for the last five years and other information relating to each Director, Executive Officer and Significant Employee is as follows:

         JOEL C. HOLT, was educated at the Medical College of Virginia with B.S. Degrees in both Physical Therapy and Biology. Prior to attending the Medical College of Virginia, Mr. Holt served a tour of duty in the U.S. Navy. Mr. Holt was employed as a physical therapist for 2 years prior to joining a major pharmaceutical company where he remained in sales and marketing for 30 years. He was instrumental in forming Keystone Laboratories, Inc. in 1987, and has remained as president to date. He also served as Chairman of the Board for Proactive Technologies, Inc. during 1995. Director of the Company since November of 1997.

         JOHN B. SAMS, has been Vice President of Sales and Marketing of Keystone Laboratories, Inc. since 1995. He was educated at Montreat-Anderson College with a B.A. Degree. He has an extensive background in the medical and diagnostic field. Mr. Sams was employed in marketing and sales management with a major clinical diagnostic corporation for 19 years. He also spent 4 years in the pharmaceutical industry. He has served on the board of directors for Proactive Technologies, Inc. and several other private corporations, and is active with the American Diabetes Association. Director of the Company since November of 1997.

         W. LEO MORRIS, has a degree in Petroleum Engineering from Texas Tech University. Mr. Morris has served as engineer and Production Superintendent for Mobile Oil Corporation. He is currently Vice President of Bank of Oklahoma and has been engaged in the banking business for 40 years, with Bank of Oklahoma and other local, regional and national banks. Outside director of the Company since November of 1997

         ROBERT GARNER, manages several family companies in the oil and gas business and other areas as principal of Garner Energy, Inc., and serves as President and Chief Executive Officer of Excelco Energy, Inc. Formerly, Mr. Garner retired as Executive Vice President of Occidental Oil and Gas Corporation (1986-1990), Vice President of Cities Service

Company from 1955-1980. Mr. Garner earned a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1955 and has completed graduate work at Emory University, Indiana University and the University Center at Tulsa. Outside director of the Company since November of 1997.

         J. CLARK BUNDREN, MD, is a tenured Associate Professor of Gynecology and Obstetrics in the College of Medicine at the University of Oklahoma Health Sciences Center - Tulsa, where he directs the division of Reproductive Endocrinology and Infertility. He actively conducts medical teaching, research and private practice. He is active in the Oklahoma oil and gas industry with numerous working interests and is a member of the OIPA. He has been an active shareholder since April 1996 in the Tulsa internet transaction company of City Surf, Inc. doing business as BuyItNow. Outside director of the Company since November of 1997.


ITEM 10. EXECUTIVE COMPENSATION

         The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended June 30, 1998. The Company has no long-term compensation plans.

  Name and           Fiscal                                     Other            All
  Principal           Year                                     Annual           Other
  Position           Ended      Salary($)     Bonus($)     Compensation    Compensation
  --------           -----      ---------     --------     ------------    ------------
Joel C. Holt        6/30/96          N/A           N/A            N/A              N/A
President/          6/30/97          N/A           N/A            N/A              N/A
Director            6/30/98      $70,000             0        $18,500              0
Since 1997

Joel C. Holt receives no salary as President of the Company. The salary above represents the amount paid Mr. Holt during the seven months ended June 30, 1998 for his services as president of KLI. The other annual compensation represents the value of the shares granted as director compensation pursuant to the Bankruptcy Plan and as a part of the restricted common stock grant discussed below.

There were no Option/SAR grants during the last fiscal year.

There were no Option/SAR exercises during the last fiscal year, and there were no fiscal year-end Options/SAR's outstanding.

There were no long term incentive plan awards during the last fiscal year.

On October 30, 1998 the directors granted themselves an award of the restricted common stock of the Company in the amount of 50,000 shares for each outside director and in the amount of 125,000 shares for each inside director. As a part of the bankruptcy plan, each of the inside directors was granted 75,000 shares of restricted common stock and each of the outside directors was granted 150,000 shares of restricted common stock for director compensation. The shares were to be issued one-half at the beginning of their first year of service and one-half at the end of the first year of service. The restricted common stock grants increased the total shares for all directors to 200,000 each.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates all persons who, as of November 30, 1998, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the Preferred Stock has been converted. As of November 30, 1998 there were 11,135,749 shares of the Company's common stock outstanding.

                  NAME & ADDRESS                     AMOUNT & NATURE
TITLE             OF BENEFICIAL                      OF BENEFICIAL             %OF
OF CLASS          OWNER                              OWNERSHIP IN NUMBER       CLASS
--------          --------------                     -------------------       -----
Common            Joel C. Holt                             1,176,832           10.57%
                  2 Hendersonville Rd. Ste. E
                  Asheville, NC  28803

Common            John Sams                                  237,500            2.13%
                  2 Hendersonville Rd. Ste. E
                  Asheville, NC  28803

Common            W. Leo Morris                              279,500            2.51%
                  5875 South Joplin
                  Tulsa, OK  74135

Common            J. Clark Bundren                           202,500            1.82%
                  5555 E. 71st St., Ste. 6220
                  Corporate Oaks, Bldg. 6
                  Tulsa, OK  74136

Common            Robert Garner                              224,850            2.02%
                  427 South Boston, Ste. 1207
                  Broken Arrow, OK  74103

Common            Marianne Smith                             177,420            1.59%
                  2 Hendersonville Rd. Ste. E
                  Asheville, NC  28803

Common            Rick Clark (1)                           1,125,678           10.11%
                  7633 E 63rd Place, Ste 210
                  Tulsa, OK 74133

Common            G. David Gordon (2)                      1,279,230           11.49%
                  7633 E 63rd Place, Ste 210
                  Tulsa, OK  74133

Common            All officers and directors as a          2,298,602           20.64%
                  Group (six persons)

(1) Includes 715,678 shares held directly, 100,000 held by his wife and 310,000 shares in trust for his minor children.

(2) Includes 461,471 shares held directly, 734,423 held by his wife and 83,333 shares, which represents his proportionate interest in 100,000 shares held by a corporation in which he owns 83.33% of the outstanding common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 1998 KLI had made loans to related parties in the following amounts:

         Joel C. Holt, Director and President                           $26,717
         Marianne Smith, Secretary to the Board                          20,888
         Rick Clark                                                      15,000
         G. David Gordon                                                 14,000

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS   -  See Exhibit Index at page 18.

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RECONVERSION TECHNOLOGIES, INC.


Date: February 18, 1999                       By /S/ Joel C. Holt
                                                 ----------------------------
                                              Joel C. Holt, President and
                                              Principal Financial and
                                              Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: February 18, 1999                        /s/ Joel C. Holt
                                               --------------------------
                                               Joel C. Holt
                                               Director

Date: February 18, 1999                        /s/ John B. Sams
                                               --------------------------
                                               John B. Sams
                                               Director

Date: February 18, 1999                        /s/ W. Leo Morris
                                               --------------------------
                                               W. Leo Morris
                                               Director

Date: February 18, 1999                        /s/ J. Clark Bundren
                                               --------------------------
                                               J. Clark Bundren
                                               Director

Date: February 18, 1999                        /s/ Robert Garner
                                               --------------------------
                                               Robert Garner
                                               Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM RECONVERSION TECHNOLOGIES, INC., UPON REQUEST AND PAYMENT OF THE COSTS OF FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX

SECURITIES
AND EXCHANGE
COMMISSION
EXHIBIT NO.         TYPE OF EXHIBIT                                        PAGE NUMBER
------------        ---------------                                        -----------
    2               Plan of Acquisition, Reorganization,                           N/A
                    Arrangement, Liquidation or Succession

    3               Articles of Incorporation and Bylaws -                         N/A
                    Incorporated herein by reference to
                    Form 10-K for Fiscal year ended
                    June 30, 1987, filed October 15, 1987.

    4               Instruments defining the rights of security                    N/A
                    holders, including indentures

    9               Voting Trust Agreement                                         N/A

   10               Material Contracts                                             N/A

   11               Statement regarding Computation of Per                         N/A
                    Share Earnings

   13               Annual Report to Security Holders                              N/A

   16               Letter on Change in Certifying Accountant                      N/A

   18               Letter regarding Change in Accounting Principles               N/A

   21               Subsidiaries of the Registrant                              Item 1

   22               Published Report Regarding Matters Submitted                   N/A
                    to Vote of Security Holders

   23               Consents of Experts and Counsel                                N/A

   24               Power of Attorney                                              N/A

   27               Financial Data Schedule                             Filed herewith

   99               Additional Exhibits                                            N/A

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                             June 30, 1998 and 1997




                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
Independent Auditor's Report                                           F-1

Consolidated Financial Statements:

      Consolidated Balance Sheet                                    F-2 to F-3

      Consolidated Statements of Operations                            F-4

      Consolidated Statements of Stockholders' Deficit                 F-5

      Consolidated Statements of Cash Flows                         F-6 to F-7

      Notes to Consolidated Financial Statements                    F-8 to F-20

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Reconversion Technologies, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Reconversion Technologies, Inc. and subsidiary as of June 30, 1998 and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reconversion Technologies, Inc. and subsidiary at June 30, 1998 and the consolidated results of their operations and their cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



                                           /s/ Guest & Company, P.C.




February 5, 1999
Tulsa, Oklahoma

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                  June 30, 1998


                         ASSETS

Current assets:
      Cash                                                              $124,746
      Accounts receivable, less allowance for doubtful
         accounts of $12,000                                              90,933
      Due from related parties (note 3)                                   29,000
      Due from employees                                                  47,605
      Marketable securities, less unrealized loss of $46,141               9,780
      Prepaid consulting contract (note 4)                                11,250
      Other prepaid expenses                                               5,878
      Deferred income tax asset (note 7)                                  61,647
                                                                        --------

             Total current assets                                        380,839
                                                                        --------

Machinery and equipment (note 6):
      Lab machinery and equipment                                        141,028
      Computer equipment                                                  90,422
      Furniture and fixtures                                              20,843
                                                                        --------
                                                                         252,293

      Less accumulated depreciation and amortization                      90,517
                                                                        --------
             Net machinery and equipment                                 161,776
                                                                        --------

Due from Liquidating Trust of Reconversion Technologies
   of Texas, Inc. (note 2)                                               100,000
Goodwill, less accumulated amortization of $3,668                         90,654
                                                                        --------

                                                                        $733,269
                                                                        ========


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                                  June 30, 1998


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt (note 6)                     $    24,912
      Current installments of obligations under capital leases (note 5)       116,450
      Accounts payable                                                        112,476
      Unresolved bankruptcy claims (note 2)                                     7,951
      Obligations to be paid in common stock (note 2)                       3,226,245
      Accrued expenses                                                         26,557
      Deferred gain on sale-leaseback (note 5)                                 17,548
                                                                          -----------

             Total current liabilities                                      3,532,139
                                                                          -----------

Long-term debt, excluding current installments (note 6)                        58,363
Obligations under capital leases, excluding current
   installments (note 5)                                                       14,906
Deferred income tax liability (note 7)                                         29,236
                                                                          -----------


             Total liabilities                                              3,634,644
                                                                          -----------

Stockholders' deficit (notes 2, 4, 8 and 9):
      Common stock, $.0001 par value.  Authorized
         200,000,000 shares; issued 10,260,749 shares                           1,026
      Additional paid-in capital                                              615,093
      Deficit                                                                (291,249)
      Stock issuable under bankruptcy plan                                 (3,226,245)
                                                                          -----------
             Total stockholders' deficit                                   (2,901,375)

Commitments and contingencies (notes 2, 5, 9, 10 and 11)
                                                                          -----------
                                                                          $   733,269
                                                                          ===========


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                       Years Ended June 30, 1998 and 1997


                                                           1998             1997
                                                           ----             ----
Net sales                                             $  1,690,545    $  1,446,137
Cost of sales                                              467,340         435,708
                                                      ------------    ------------
             Gross profit                                1,223,205       1,010,429

Selling, general, and administrative expenses            1,136,820       1,172,501
                                                      ------------    ------------

             Operating income (loss)                        86,385        (162,072)
                                                      ------------    ------------

Other income (deductions):
      Gain on sale-leaseback (note 5)                       35,095            --
      Unrealized loss on investment                        (46,141)           --
      Interest expense                                     (16,811)        (12,387)
      Miscellaneous income                                      57            --
                                                      ------------    ------------
                                                           (27,800)        (12,387)
                                                      ------------    ------------

             Net income (loss) before income taxes          58,585        (174,459)

Income taxes (note 7)                                      (49,969)         53,044
                                                      ------------    ------------

             Net income (loss)                        $      8,616    $   (121,415)
                                                      ============    ============


Net income (loss) per common share                    $        .00    $       (.01)
                                                      ============    ============

Weighted average common shares (post-reverse split)   $ 10,249,098    $  9,394,043
                                                      ============    ============


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Deficit

                       Years Ended June 30, 1998 and 1997


                                                                                                             STOCKHOLDERS'
                                                                 ADDITIONAL                      STOCK         DEFICIT
                                           COMMON STOCK           PAID-IN                    SUBSCRIPTIONS   (NOTES 2, 4,
                                        SHARES *      AMOUNT      CAPITAL        DEFICIT      RECEIVABLE       8 AND 9)
                                     -----------   -----------   -----------   -----------   -------------   -------------
Balances at June 30, 1996              2,500,000   $       250   $   597,595   $  (178,450)   $      --      $   419,395

Net loss                                    --            --            --        (121,415)          --         (121,415)
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1997              2,500,000           250       597,595      (299,865)          --          297,980

Acquire Reconversion Technologies,
   Inc                                 7,743,249           774          --            --       (3,226,245)    (3,225,471)
Exercise common stock warrants            17,500             2        17,498          --             --           17,500

Net income                                  --            --            --           8,616           --            8,616
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1998             10,260,749   $     1,026   $   615,093   $  (291,249)   $(3,226,245)   $(2,901,375)
                                     ===========   ===========   ===========   ===========    ===========    ===========

* Post-reverse split


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1998 and 1997


INCREASE (DECREASE) IN CASH
                                                                         1998                1997
                                                                     -----------         -----------
Cash flows from operating activities:
      Cash received from customers                                   $ 1,603,609         $ 1,603,404
      Cash paid to suppliers and employees                            (1,600,725)         (1,377,791)
      Interest paid                                                      (16,811)            (12,387)
      Income taxes paid                                                       --                  --
                                                                     -----------         -----------

             Net cash provided (used) by operating activities            (13,927)            213,226
                                                                     -----------         -----------

Cash flows from investing activities:
      Proceeds from sale-leaseback of equipment                          120,000                  --
      Capital expenditures                                                (2,476)            (26,065)
      Purchase of marketable securities                                  (54,550)             (1,371)
                                                                     -----------         -----------

             Net cash provided (used) by investing activities             62,974             (27,436)
                                                                     -----------         -----------

Cash flows from financing activities:
      Repayment of long-term debt                                        (22,936)            (22,218)
      Repayment of capital leases                                         (7,545)            (52,216)
      Stock warrants exercised                                            17,500                  --
      Loans to related parties                                           (29,000)                 --
      Loans to employees                                                 (47,605)                 --
                                                                     -----------         -----------

             Net cash used by financing activities                       (89,586)            (74,434)
                                                                     -----------         -----------

Net increase (decrease) in cash                                          (40,539)            111,356

Cash, beginning of year                                                  165,285              53,929
                                                                     -----------         -----------

Cash, end of year                                                    $   124,746         $   165,285
                                                                     ===========         ===========


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                       Years Ended June 30, 1998 and 1997


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                        1998              1997
                                                                     ---------         ---------
Net income (loss)                                                    $   8,616         $(121,415)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
      Depreciation                                                      56,320            94,688
      Amortization of goodwill                                           3,668                --
      Amortization of deferred gain on sale-leaseback                  (35,095)               --
      Unrealized loss on investments                                    46,141                --
      (Increase) decrease in accounts receivable, net                  (39,841)          157,267
      Uncollectible note receivable written off                             --           168,715
      (Increase) decrease in prepaid expenses                           22,736               (95)
      (Increase) decrease in deferred income tax asset                  20,733           (53,044)
      Decrease in accounts payable                                    (132,709)               --
      Decrease in accrued expenses                                      (1,683)          (12,890)
      Increase in unresolved bankruptcy claims                           7,951                --
      Debt paid on behalf of KLI by another company                         --           (20,000)
      Increase in deferred income tax liability                         29,236                --
                                                                     ---------         ---------

             Net cash provided (used) by operating activities        $ (13,927)        $ 213,226
                                                                     =========         =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

      Issuance of common stock for the common stock
         of KLI                                                      $ 297,980                --
      Acquisition of assets under capital leases                       138,900                --


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                          Notes to Financial Statements



(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Reconversion Technologies, Inc. (the Company), and its wholly-owned subsidiary, Keystone Laboratories, Inc. (KLI). All material intercompany accounts and transactions have been eliminated.

      (b)   ORGANIZATION

            Prior to the acquisition of KLI, the Company had three wholly-owned subsidiaries: Reconversion Technologies of Texas, Inc. (Retex), a Texas Corporation, organized on February 24, 1992, Reconversion Products, Inc. (RPI), formerly Thomas Engineering, Inc., a Georgia Corporation organized on October 9, 1992, and Spectrum Recycling Technologies, Inc. (Spectrum), a New York Corporation. On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, Retex, Spectrum, and RPI discontinued operations. Spectrum and RPI have been liquidated and the remaining asset of Retex, a plant facility, located in Brenham, Texas, is discussed in Note 2.

            On November 13, 1997, the Company was formerly reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, effective December 1, 1997, the Company acquired all of the issued and outstanding common stock of KLI, a Delaware corporation organized on July 20, 1987. For accounting purposes, the acquisition has been treated as the acquisition of KLI by the Company with KLI as the acquiror (reverse acquisition). The historical financial statements prior to December 1, 1997 are those of KLI.

      (c)   NATURE OF BUSINESS

            The Company is a holding company principally engaged in acquiring and developing businesses. KLI is a forensic drug screening and confirmatory testing laboratory.

      (d)   MARKETABLE SECURITIES

            Marketable securities are comprised of trading securities held for short-term investment purposes and are stated at fair value, with the change in fair value during the period included in earnings.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (e)   PROPERTY AND EQUIPMENT

            Owned machinery and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or fair value at the inception of the lease and are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

      (f)   INCOME TAXES

            Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.

      (g)   NET EARNINGS/LOSS PER COMMON SHARE

            Net earnings/loss per common share are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings/loss per common share is presented if the assumed conversion of common stock equivalents result in material dilution.

      (h)   USE OF ESTIMATES

            The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

      (i)   FAIR VALUE DETERMINATION

            Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt and capital lease obligations. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION

      On July 3, 1997, Richard T. Clark, Jr. and Joel C. Holt, shareholders and creditors of the Company, filed a Disclosure Statement and Plan of Reorganization (the Plan). On November 13, 1997 the Plan was confirmed pursuant to 11 U.S.C. Section 1126 and filed with the Securities and Exchange Commission on Form 8-K dated November 13, 1997.

      The Plan is premised on the concept that the claims and interests of creditors and equity security holders are best served by an orderly reorganization of the Company built around the acquisition by the Company of Keystone Laboratories, Inc. (KLI) and the establishment of a less expensive procedure for resolutions of the claims of the Company.

      KLI is engaged in the business of forensic drug testing. Prior to December 1, 1997, Richard T. Clark, Jr. and Joel C. Holt (the Plan Proponents) owned all outstanding shares of common stock of KLI. Under this Plan, the Plan Proponents exchanged their shares in KLI effective December 1, 1997, for 2,500,000 shares of new common stock in the reorganized debtor. These shares of new common stock issued for KLI do not include other shares of new common stock to be received by the Plan Proponents pursuant to the Plan in their capacities as either equity security holders of common stock and preferred stock or as creditors.

      Under the Plan, in addition to the acquisition of Keystone and the orderly collection of claims of the Company, the Company's former wholly-owned subsidiary Reconversion Technologies of Texas, Inc. (Retex) will be liquidated in its pending Chapter 11 case utilizing a liquidating trust . The Company is the principal secured creditor of Retex. The principal asset of Retex is a plant facility in Brenham, Texas (the Brenham Plant). Pursuant to the liquidating trust, the Brenham Plant will be sold; however, a sale is not expected in the near future. Under the Plan, the Company agreed to subordinate $200,000 of its $5,000,000 allowed secured claim against Retex to permit payment of Retex's allowed claims and administrative expenses. The balance of all funds or assets of Retex (after the lesser of the amounts required to pay Retex's allowed priority claims and allowed claims, or $200,000) will be paid by the liquidating trust to the Company in satisfaction of the Retex obligation to the Company. Due to the fact that property taxes continue to accrue and expected deterioration of the facility due to non-usage, the Company has determined that the expected benefit from the sale of the Brenham Plant will be approximately $100,000.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

      Following the acquisition of Keystone, the liquidation of the principal assets of Retex through the liquidating trust and the collection of any claims of the Company, the Company's only operating asset will be KLI. The Company will be engaged solely in the business of forensic drug testing through KLI unless and until the Company expands its business activities.

      The Plan also includes the following:

            a. All pre-petition shares of common stock are subject to a one-for-eight reverse stock split such that each holder of pre-petition shares of common stock will receive the number of shares of new common stock equal to the number of shares of pre-petition common stock held by the holder, divided by eight;

            b. All pre-petition shares of preferred stock will be reclassified as new common stock and the holders of preferred stock will receive a pro rata share of 1,221,329 shares of new common stock in exchange for pre-petition preferred shares;

            c. Certain creditor claims may be converted into new common stock; and

            d. Warrants to purchase new common stock will be issued to certain holders of interests.

      The Plan is binding on the Company and all creditors and shareholders of the Company. The Plan provides for treatment of the following 11 classes of claims and interest:

            CLASS 1 CLAIMS: ALLOWED ADMINISTRATIVE CLAIMS. Allowed claims under
            Section 503(b) of the Bankruptcy Code. The class 1 claims include
            (1) allowed but unpaid attorneys' fees on the effective date for the Company's counsel, Riggs, Abney, Neal, Turpen, Orbison & Lewis, and
            (2) allowed but unpaid professional fees due to Neal Tomlins, Examiner and his counsel, and fees and expenses not yet presented for payment, and therefore, not yet approved. All class 1 claims have been paid as of June 30, 1998.

            CLASS 2 CLAIMS: ALLOWED PRIORITY CLAIMS. Allowed Unsecured Claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code. The Company has scheduled priority claims owing in unknown amounts to the Internal Revenue Service and the Securities and Exchange Commission. The Plan Proponents believe that there is no liability to either of the agencies included in this class.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

            CLASS 3 CLAIMS: DISPUTED SECURED CLAIMS. This class consists of creditors who assert a secured claim against the Company and its assets. All of such secured claims are disputed and all underlying claims are disputed, as they do not arise from obligations of the Company but instead, represent, if valid, obligations of Retex. It is believed that the joint administration of the Company's case and the Retex case may have created confusion among Retex creditors who asserted secured status in the Company's case.

            CLASS 4 CLAIMS: CLAIMS OF TRANSFER AGENTS AST AND DEPOSITORY TRUST CO. This class consists of the pre-petition unsecured claim of American Securities Transfer (AST) in the amount of $3,554 and of the pre-petition unsecured claim of Depository Trust Co. in the amount of $1,050. Both claims were incurred for stock transfer services rendered to the Company pre-petition. As of June 30, 1998, the outstanding balance of the class 4 claims is $1,050.

            CLASS 5 CLAIMS: ADMINISTRATIVE CONVENIENCE SMALL CLAIMS. This class consists of all allowed unsecured claims against the Company which are $1,000 or less in amount, and shall include class 6 creditors who elect to reduce their claim for class 5 participation. As of June 30, 1998, the outstanding balance of the class 5 claims is $750.

            CLASS 6 CLAIMS: UNSECURED CLAIMS. Class 6 claims consist of allowed unsecured claims against the Company to which no objection has been interposed and total approximately $412,625 and disputed claims, which would otherwise be included within this class, but will not be allowed until allowed by Final Order of the Bankruptcy Court. The aggregate amount of disputed claims is $1,353,749. The allowed claims have been valued at 40 percent of their face amount, based upon the amount to be paid to settle the claims. The disputed claims have also been valued at 40 percent of their face amount pending their ultimate disposition. As of June 30, 1998, the outstanding balance of unresolved class 6 claims is $6,151. Obligations to class 6 creditors to be paid in common stock are included in the accompanying balance sheet as obligations to be paid in common stock.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

            CLASS 7 CLAIM: DISPUTED UNSECURED CLAIM OF GAIA. GAIA is the holder of a disputed unsecured claim against the Company. On March 17, 1995, GAIA obtained a judgment against the Company and certain individuals in the aggregate sum of $22,000,000 in the U.S. District Court for the Southern District of Texas styled GAIA Technologies, Inc. v. Reconversion Technologies, Inc., et al., Case No. H-94-2258 and GAIA filed its proof of claim in the case for $23,043,276.21. On August 19, 1996, the U.S. Court of Appeals for the Federal Circuit reversed and vacated the judgment entirely and remanded the matter to the U.S. District Court for the Southern District of Texas. The GAIA claim is disputed under the Plan. An objection to the GAIA claim was filed seeking a determination of the value of the GAIA claim through the claim estimation process pursuant to 11 U.S.C.
            Section 502(c). After the objection was filed, the U.S. District Court for the Southern District of Texas (to which the appeals court had remanded the matter after vacating and reversing the judgment) entered judgment in favor of GAIA and against the Company and others as follows:

                  1. Judgment against the Company, Retex, Progressive Capital Corporation, G. David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr., jointly and severally, for:

                        a.    $4,350.000;

                        b.    Pre-judgment interest of $2,130,193;

                  2. Judgment against the Company, Retex and Progressive Capital Corporation, jointly and severally, for:

                        a.    $125,000;

                        b.    Pre-judgment interest of $61,212;

                  3. Judgment against G. David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr. for $100,000 each, in the nature of punitive damages;

                  4. Attorney's fees of $450,000 against the Company, Retex, Progressive Capital Corporation, G. David Gordon, Ira Rimer, Joel C. Holt and Richard T. Clark, Jr., jointly and severally; and

                  5.    Post-judgment interest after July 10, 1997, at 5.65%.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

            The aggregate amount of the judgment against the Company and the other parties is $7,116,405.21, exclusive of interest after July 10, 1997. The Company promptly perfected its appeal from the judgment. The appeal has been briefed and orally argued, and is now awaiting decision by the United Sates Court of Appeals for the Fifth Circuit.

            Plan Proponents believe the value of the GAIA claim against the Company will ultimately be determined to be zero, and further, that the Company may have claims against GAIA arising as a result of the GAIA litigation, which potential claim is reserved pending analysis. The claim has been valued at $1,503,696, the maximum amount allowable under the Plan based on the current judgment, in the accompanying balance sheet and is included in obligations to be paid in common stock.

            CLASS 8 CLAIM: TEXAS NATURAL RESOURCES CONSERVATION CORPORATION (TNRCC) CLAIM. The TNRCC claim against the Company arises, if at all, in connection with certain environmental claims, which are asserted by TNRCC against Retex from operation of the Retex plant in Brenham, Texas. TNRCC has not filed a claim against the Company. The Company believes that if TNRCC asserts its claim against Retex, and as set forth in the Disclosure Statement, that the Company has no liability to TNRCC.

            CLASS 9 CLAIM: KLENDA, GORDON & GETCHELL CREDITOR CLAIM. This class consists of the claim of Klenda, Gordon & Getchell asserting an unsecured claim in the amount of $128,439.37. The Company asserted claims against Klenda, Gordon & Getchell, which on May 22, 1997, resulted in a judgment in favor of the Company against Klenda, Gordon & Getchell for $98,625, together with interest at 6.72% from June 21, 1996, until paid. The class 9 claim has been settled as of June 30, 1998.

            CLASS 10 INTERESTS: PREFERRED STOCK. This class consists of the equity security holders who own pre-petition shares of preferred stock. According to information available to Plan Proponents, there were 1,104,081 pre-petition shares of preferred stock issued by the Company and held by approximately 48 entities or individuals.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(2)   SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

            CLASS 11 INTERESTS: COMMON STOCK. This class consists of the interests of the equity security holders who own pre-petition shares of common stock of the Company. According to information available to Plan Proponents, there were 11,807,785 pre-petition shares of common stock outstanding held by approximately 301 entities or individuals.

(3)   RELATED PARTY TRANSACTIONS

            Related party transactions are as follows:

            KLI advanced $14,000 to the Company's legal counsel.

            KLIadvanced $15,000 to a corporation controlled by a majority shareholder of the Company.

      The Company has determined that pursuant to certain indemnity obligations that Richard T. Clark, G. David Gordon and Joel C. Holt have expended in excess of $1,074,978 regarding certain litigation matters which the Company is responsible and will be reimbursed through the issuance of 2,099,999 shares of the Company's common stock.

(4)   PREPAID CONSULTING CONTRACT

      On November 14, 1997, the Company entered into a two-year public relations contract. Under the contract, the Company issued 500,000 shares of common stock to a public relations firm in November 1997 and will issue another 500,000 shares of common stock to the firm in November 1998. The contract was recorded using a per share price of $.06.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(5)   LEASES

      The Company leases equipment under capital leases which expire over the next five years.

      Following is a summary of machinery and equipment held under capital leases:

            Lab machinery and equipment              $ 120,000
            Computer equipment                          18,900
                                                     ---------
                                                       138,900

                Less accumulated amortization          (15,528)
                                                     ---------

                                                     $ 123,372
                                                     =========

      Future minimum lease payments under noncancelable capital leases and noncancelable operating leases having terms in excess of one year as of June 30, 1998 are as follows:

                                                                           CAPITAL           OPERATING
                                                                            LEASES            LEASES
                                                                            ------            ------
            Years ended June 30:
                 1999                                                       $124,513        $ 70,364
                 2000                                                          4,513          66,896
                 2001                                                          4,513          61,789
                 2002                                                          4,513          63,643
                 2003                                                          3,592          54,355
                                                                            --------        --------
                     Total future minimum lease payments                     141,644         317,047


                 Less amount representing interest                            10,288

                 Present value of the minimum lease payments                 131,356
                 Less current installments                                   116,450
                                                                            --------
                 Capital lease obligation, less current installments        $ 14,906
                                                                            ========

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(5)   LEASES, CONTINUED

      During the year ended June 30, 1998, KLI entered into a sale-leaseback agreement under which KLI sold certain laboratory equipment and leased it back for a period of 13 months. The lease is accounted for as a capital lease. The gain of $52,643 on this transaction will be amortized over the term of the lease.

(6)   LONG-TERM DEBT

      Long-term debt consists of the following:

             Note payable to bank with interest at 2.0% above the prime rate as published in the Wall Street Journal (8.5% at June 30, 1998),
             payable in monthly installments of $2,707 plus accrued interest with unpaid principal balance due June 14, 2001; secured
             by certain  equipment of KLI                                                         $ 83,275

             Less current installments                                                              24,912
                                                                                                  --------
                   Long-term debt, excluding current installments                                 $ 58,363
                                                                                                  ========


       The aggregate maturities of long-term debt for the period ending June 30, 2001 are as follows: 1999, $24,912; 2000, $27,657; 2001, $30,706.

(7)   INCOME TAXES

       Income tax expense (benefit) for the years ending June 30, 1998 and June 30, 1997 consists of:

                                 CURRENT         DEFERRED          TOTAL
                                 -------         --------          -----
            1998:
                 Federal        $     --         $ 40,791         $ 40,791
                 State                --            9,178            9,178
                                --------         --------         --------
                                $     --         $ 49,969         $ 49,969
                                ========         ========         ========
            1997:
                 Federal              --          (67,249)         (67,249)
                 State                --           14,205           14,205
                                --------         --------         --------
                                $     --         $(53,044)        $(53,044)
                                ========         ========         ========

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(7)   INCOME TAXES, CONTINUED

      Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                         1998            1997
                                                                       --------         --------
            "Normally expected" income tax (benefit)                   $ 19,919         $(59,316)
            Increase (decrease) in taxes resulting from:
                 Utilization of net operating loss carryforward          35,409               --
                 State income taxes, net of Federal income
                    tax effect                                            8,476           13,118
                 Deduction of items in different periods for
                    financial accounting and income tax
                    purposes                                            (14,682)          (7,432)
                 Nondeductible meals                                        847              586
                                                                       --------         --------

                       Actual income tax expense (benefit)             $ 49,969         $(53,044)
                                                                       ========         ========


      The deferred income tax assets and liabilities at June 30, 1998 are comprised of the following:

                                                                      CURRENT         NONCURRENT
                                                                      -------         -----------
            Allowance for uncollectible accounts receivable          $    4,998                --
            Net operating loss carryforwards                             56,649       $ 1,791,867
                                                                     ----------       -----------
                                                                         61,647         1,791,867
            Less valuation allowance                                         --        (1,791,867)
                                                                     ----------       -----------

            Deferred income tax assets                                   61,647                --
            Deferred income tax liability - asset basis                      --           (29,236)
                                                                     ----------       -----------

                 Net deferred income tax assets (liabilities)        $   61,647       $   (29,236)
                                                                     ==========       ===========


      The Company has available unused net operating loss carryforwards of approximately $5,400,000 which will expire in 2012.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(8)   ACQUISITION

      Effective December 1, 1997, the Company acquired all of the issued and outstanding common shares of KLI in exchange for 2,500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as a reverse acquisition. Due to the limited activity of the Company since filing bankruptcy in March 1995, pro forma financial information is not presented.

(9)   RIGHTS TO PURCHASE STOCK

      Under the bankruptcy plan, the Company issued the following warrants to purchase the Company's common stock:

            Class A warrants were issued to pre-petition preferred shareholders and creditors which allow the purchase of 1,624,172 shares of common stock. The warrants are exercisable within 12 months after March 15, 1998 at $1.00 per share.

            Class B warrants were issued to pre-petition common shareholders which allow the purchase of 1,475,973 shares of common stock. The warrants are exercisable within 15 months after March 15, 1998 at $1.00 per share.

            Upon the exercise of a Class B warrant, a Class C warrant will be issued allowing the purchase of the number of shares of common stock equal to the number of shares purchased upon the exercise of the Class B warrants. Class C warrants are exercisable within 18 months after March 15, 1998 at $1.75 per share. During the year ended June 30, 1998, 17,500 Class C warrants were issued.

      Of the warrants mentioned above, 17,500 Class B warrants were exercised during the year ended June 30, 1998. At June 30, 1998, there are warrants for 3,100,145 common shares outstanding at an average exercise price of $1.00 per share.

(10)  CONCENTRATION OF CREDIT RISK

      At June 30, 1998, KLI maintained a cash balance within a financial institution which exceeded the insured limits of the Federal Deposit Insurance Corporation.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(11)  CONTINGENCY

      The Company has started the process of identifying computer systems and software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company estimates the cost of addressing the Year 2000 issue to be relatively nominal as it has not found any software or equipment for which an update is required.