Form 10QSB
period 1998-09-30
RECONVERSION TECHNOLOGIES INC
filed 1999-03-02
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For Quarter Ended:         SEPTEMBER 30, 1998

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

                                 (828) 255-0307
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No      .

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No  X  .

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 1998 was 10,260,749.

Transitional Small Business Disclosure Format (Check one): Yes      No  X  .

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.

Part I.    Financial Information

   Item 1. Balance Sheet - September 30, 1998 (unaudited) and June
           30, 1998 (audited)                                                3

           Statement of Operations -
           Three Months Ended September 30, 1998 and 1997                    4

           Statement of Stockholders' Deficit -
           Three Months Ended September 30, 1998                             5

           Statements of Cash Flows -
           Three Months Ended September 30, 1998 and 1997                   6-7

           Notes to Financial Statements -
           Three Months Ended September 30, 1998 and 1997                  8-10

   Item 2. Managements Discussion and Analysis of Financial
           Condition and Results of Operations                            11-12

Part II.   Other Information                                                 13

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET

                                                                               September 30,    June 30,
                                                                                   1998           1998
                                                                                (Unaudited)     (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $   123,503    $   124,746
  Marketable equity securities less allowance of $44,328 and $46,141                 11,593          9,780
  Accounts receivable less allowance of $12,000 and $12,000                          60,476         90,933
  Due from employees                                                                 47,605         47,605
  Due from related parties                                                           39,000         29,000
  Prepaid expenses                                                                    9,628         17,128
  Deferred income taxes                                                              83,127         61,647
                                                                                -----------    -----------
Total current assets                                                                374,932        380,839
Property and equipment, net                                                         148,124        161,776
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.              100,000        100,000
Goodwill, less accumulated amortization of $5,240 and $3,668                         89,082         90,654
                                                                                -----------    -----------
                                                                                $   712,138    $   733,269
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                        $    25,572    $    24,912
  Current installments of capital leases payable                                    113,109    $   116,450
  Accounts payable                                                                  129,644        112,476
  Unresolved bankruptcy claims                                                        7,951          7,951
  Obligations to be paid with common stock                                        3,226,245      3,226,245
  Accrued expenses                                                                   26,557         26,557
  Deferred gain on sale-leaseback                                                     7,019         17,548
                                                                                -----------    -----------
Total current liabilities                                                         3,536,097      3,532,139
Long-term debt and obligations under capital leases less current installments        65,932         73,269
Deferred income tax liability                                                        29,236         29,236

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and          1,026          1,026
   outstanding 10,260,749 and 10,260,749 shares
  Paid-in capital                                                                   615,093        615,093
  Retained earnings (deficit)                                                      (309,001)      (291,249)
  Stock issuable under bankruptcy plan                                           (3,226,245)    (3,226,245)
                                                                                -----------    -----------
Total stockholders' deficit                                                      (2,919,127)    (2,901,375)
                                                                                -----------    -----------
                                                                                $   712,138    $   733,269
                                                                                ===========    ===========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                                1998            1997

SALES AND REVENUES                                         $    514,801    $    429,847
COST OF SALES                                                   136,557         100,098
                                                           ------------    ------------
GROSS PROFIT                                                    378,244         329,749

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                   422,478         286,895
  Interest expense                                                7,340           2,231
  Gain on sale-leaseback                                        (10,529)             --
                                                           ------------    ------------
  Unrealized (gain) loss on marketable equity securities         (1,813)          8,709
                                                           ------------    ------------
                                                                417,476         297,835
                                                           ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                             (39,232)         31,914
DEFERRED INCOME TAX EXPENSE (BENEFIT)                           (21,480)         11,000
                                                           ------------    ------------
NET EARNINGS (LOSS)                                             (17,752)         20,914
                                                           ============    ============

NET EARNINGS (LOSS) PER SHARE                              $      (0.00)   $       0.00
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          10,260,749      10,243,249
                                                           ============    ============


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                                                         Stock Issuable
                                             Common Stock      Paid-in     Accumulated        Under
                                 Shares       Par Value        Capital       Deficit     Bankruptcy Plan      Total
                                 ------       ---------        -------       -------     ---------------      -----

BALANCE, June 30, 1998         10,260,749    $     1,026    $   615,093   $  (291,249)     $(3,226,245)    $(2,901,375)
Net income (loss)                                                             (17,752)                         (17,752)
                              -----------    -----------    -----------   -----------      -----------     -----------
BALANCE, September 30, 1998    10,260,749    $     1,026    $   615,093   $  (309,001)     $(3,226,245)    $(2,919,127)
                              ===========    ===========    ===========   ===========      ===========     ===========


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                                            1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                      $ (17,752)    $  20,914
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                             15,572        11,250
  Deferred income taxes                                    (21,480)       11,000
 Amortization of deferred gain on sale-leaseback           (10,529)           --
  Marketable securities                                     (1,813)        8,709
  Accounts receivable                                       30,457         2,963
  Prepaid expenses                                           7,500            --
  Accounts payable and accrued expenses                     17,167       (22,229)
                                                         ---------     ---------
Net cash provided by (used in) operating activities         19,122        32,607
                                                         ---------     ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                        (348)       (2,308)
                                                         ---------     ---------
Net cash provided by (used in) investing activities           (348)       (2,308)
                                                         ---------     ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Repayment of long-term debt and capital leases           (10,017)       (6,069)
  Loans to related parties                                 (10,000)      (71,000)
  Loans to employees                                            --       (32,000)
                                                         ---------     ---------
Net cash provided by (used in) financing activities        (20,017)     (109,069)
                                                         ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,243)      (78,770)

CASH AND CASH EQUIVALENTS, beginning of period             124,746       165,285
                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                 $ 123,503     $  86,515
                                                         =========     =========

See accompanying notes to consolidated financial statements.

                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
(CONTINUED)

                                                            1998          1997

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                 $ 7,340      $ 2,231
  Income taxes                                             $    --      $    --




See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1998, which is included in the Company's Form 10-KSB for the year ended June 30, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

B.       MARKETABLE SECURITIES

         As of September 30, 1998, the Company has an investment in marketable equity securities that are classified as trading securities. As of September 30, 1998 the cost of $55,920 exceeded the fair value of the securities by $44,328. Income in the amount of $1,813 has been recognized to account for the change in value of the marketable securities during the three-month period ended September 30, 1998. A loss in the amount of $8,709 was recognized in the corresponding prior year period.

C.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the three months ended September 30, 1998, the Company reduced capital leases and other long-term obligations by $10,017.

D.       INCOME TAXES

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

         Income tax expense (benefit) for the three months ended September 30, 1998 and 1997 consisted of deferred taxes in the amounts of $(21,480) during the three months ended September 30, 1998 and $11,000 during the three months ended September 30, 1997.

         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                              1998         1997

         "Normally expected" income tax (benefit)          $(13,339)      10,851
         Increase (decrease) in taxes resulting from:
              State income taxes, net of Federal income
                tax effect                                   (3,001)       2,441
              Change in valuation allowance                  (5,140)          --
              Other                                              --       (2,292)
                                                           --------     --------
                  Actual income tax expense (benefit)      $(21,480)      11,000
                                                           --------     --------

         The deferred income tax assets and liabilities at September 30, 1998 are comprised of the following:

                                                                CURRENT        NONCURRENT

         Allowance for uncollectible accounts receivable      $     4,998              --
         Allowance for unrealized loss on marketable
              Securities                                           18,463              --
         Deferred gain on sale-leaseback                            2,923              --
         Net operating loss carryforwards                          78,128       1,791,867
                                                              -----------     -----------
                                                                  104,512       1,791,867

         Less valuation allowance                                 (21,386)     (1,791,867)
                                                              -----------     -----------

         Deferred income tax asset                                 83,126              --
         Deferred income tax liability - asset basis                   --         (29,236)
                                                              -----------     -----------

              Net deferred income tax assets (liabilities)    $    83,126         (29,236)
                                                              -----------     -----------


E.       RIGHTS TO PURCHASE STOCK

         As of September 30, 1998, there were Class A warrants issued which allow the purchase of 1,624,172 shares of the common stock of the Company at $1.00 per share until March 15, 1999, Class B warrants issued which allow the purchase of 1,475,973 shares of the common stock of the Company at $1.00 per share until June 15, 1999 and Class C warrants issued which allow the purchase of 17,500 shares of the common stock of the Company at $1.75 per share until September 15, 1999. There were no warrants exercised during the three months ended September 30, 1998.

F.       RELATED PARTY TRANSACTIONS

         The Company made loans to a major shareholder in the amount of $10,000 during the three months ended September 30, 1998, which increased the total due from major shareholders to $39,000 at September 30, 1998.

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

         As of September 30, 1998, the Company had a working capital deficit in the amount of $3,161,165, which primarily is the result of the $3,226,245 current obligation, which is to be retired through issuance of the Company's common stock. The Company's working capital deficit at June 30, 1998 was $3,151,300. The Company expects to utilize earnings to provide its other working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings and lease financing.

B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.

                             SALES AND COST OF SALES

         Total revenues increased $84,954 (20%) during the three months ended September 30, 1998 as compared to the same three-month period ended September 30, 1997. During the three month period ended September 30, 1998, the Company recognized a gross profit margin of 73% as compared to 77% during the same year earlier period.

         The Company's increased revenues is the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was recently introduced. As a result there have been only nominal cost increases. The Company expects its operations to continue at the current levels.

                            OTHER EXPENSE AND INCOME

         The selling, general and administrative expenses of the Company increased $135,583 (47%) during the three months ended September 30, 1998 as compared to the same year earlier period. Approximately $75,000 of this increase is associated with the costs of maintaining a public company, as well as, legal costs associated with completion of the bankruptcy plan. The onsite drug kits increased selling, general and administrative costs by an additional $49,000 during the three months ended September 30, 1998. Selling, general and administrative expenses were 82% of revenues during the three-month period ended September 30, 1998 as compared to 67% during the same year earlier period.

         Other expense includes interest expense incurred during the three months ended September 30, 1998 in the amount of $7,340 as compared to $2,231 in the same year earlier period. The increase is due primarily to the additional debt associated with the sale-leaseback transaction completed at the end of 1997.

         Other income includes $10,529 from amortization of the deferred gain realized in the sale-leaseback transaction during the three months ended September 30, 1998. The sale-leaseback transaction was entered into during the quarter ended December 31, 1997.

         During the three months ended September 30, 1998, the Company recognized an unrealized gain from their marketable equity securities in the amount of $1,813. During the same year earlier period, the Company recognized a loss in the amount of $8,709.

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

                                       RECONVERSION TECHNOLOGIES, INC.

Date:    February 24, 1999             By:  /s/ Joel C. Holt
                                            ------------------------------------
                                            Joel C. Holt, President and
                                            Principal Accounting Officer