Form 10QSB
period 1998-12-31
RECONVERSION TECHNOLOGIES INC
filed 1999-03-05
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


              For Quarter Ended:                  DECEMBER 31, 1998


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
                                                              ---    ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No  X .
                                                  ---    ---

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of December 31, 1998 was 11,135,749.

Transitional Small Business Disclosure Format (Check one): Yes     No  X .
                                                               ---    ---

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                                          Page
                                                                                           No.
                                                                                          ----
Part I.       Financial Information

      Item 1. Balance Sheet - December 31, 1998 (unaudited) and June 30, 1998 (audited)     3

              Statement of Operations -                                                     4
              Three and Six Months Ended December 31, 1998 and 1997

              Statement of Stockholders' Deficit -                                          5
              Six Months Ended December 31, 1998

              Statements of Cash Flows -                                                   6-7
              Six Months Ended December 31, 1998 and 1997

              Notes to Financial Statements -                                             8-10
              Six Months Ended December 31, 1998 and 1997

      Item 2. Managements Discussion and Analysis of Financial Condition                  11-12
              and Results of Operations

Part II.      Other Information                                                            13

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET



                                                                                December 31,     June 30,
                                                                                    1998           1998
                                                                                (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $   127,460    $   124,746
  Marketable equity securities less allowance of $33,362 and $46,141                 13,911          9,780
  Accounts receivable less allowance of $12,000 and $12,000                          64,602         90,933
  Due from employees                                                                 47,605         47,605
  Due from related parties                                                           39,000         29,000
  Prepaid expenses                                                                    5,878         17,128
  Deferred income taxes                                                             106,004         61,647
                                                                                -----------    -----------
Total current assets                                                                404,460        380,839
Property and equipment, net                                                         205,811        161,776
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.              100,000        100,000
Goodwill, less accumulated amortization of $6,812 and $3,668                         87,510         90,654
                                                                                -----------    -----------
                                                                                $   797,781    $   733,269
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                        $    26,249    $    24,912
  Current installments of capital leases payable                                    129,084    $   116,450
  Accounts payable                                                                  151,281        112,476
  Unresolved bankruptcy claims                                                        7,951          7,951
  Obligations to be paid with common stock                                        1,782,186      3,226,245
  Accrued expenses                                                                   26,557         26,557
  Deferred gain on sale-leaseback                                                      --           17,548

                                                                                -----------    -----------
Total current liabilities                                                         2,123,308      3,532,139
Long-term debt and obligations under capital leases less current installments        99,368         73,269
Deferred income tax liability                                                        29,236         29,236

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and          1,114          1,026
   outstanding 11,135,749 and 10,260,749 shares
  Paid-in capital                                                                   650,006        615,093
  Retained earnings (deficit)                                                      (323,065)      (291,249)
  Stock issuable under bankruptcy plan                                           (1,782,186)    (3,226,245)
                                                                                -----------    -----------
Total stockholders' deficit                                                      (1,454,131)    (2,901,375)
                                                                                -----------    -----------
                                                                                $   797,781    $   733,269
                                                                                ===========    ===========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    DECEMBER 31,                 DECEMBER 31,
                                                               1998            1997         1998              1997
SALES AND REVENUES                                         $    468,301    $    448,102   $    983,102    $    877,949
COST OF SALES                                                   104,963         114,595        241,520         214,693
                                                           ------------    ------------   ------------    ------------
GROSS PROFIT                                                    363,338         333,507        741,582         663,256

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                   405,847         276,431        828,325         563,326
  Interest expense                                                7,883           6,453         15,223           8,684
  Gain on sale-leaseback                                         (7,019)           --          (17,548)           --
  Sale of marketable securities                                   4,865            --            4,865            --
  Other income                                                     (332)           --             (332)           --
  Unrealized (gain) loss on marketable equity securities        (10,965)         30,865        (12,778)         39,574
                                                           ------------    ------------   ------------    ------------
                                                                400,279         313,749        817,755         611,584
                                                           ------------    ------------   ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                             (36,941)         19,758        (76,173)         51,672
DEFERRED INCOME TAX EXPENSE (BENEFIT)                           (22,877)          4,000        (44,357)         15,000
                                                           ------------    ------------   ------------    ------------
NET EARNINGS (LOSS)                                             (14,064)         15,758        (31,816)         36,672
                                                           ============    ============   ============    ============

NET EARNINGS (LOSS) PER SHARE                              $      (0.00)   $       0.00   $      (0.00)   $       0.00
                                                           ============    ============   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          10,844,082      10,243,249     10,552,416      10,243,249
                                                           ============    ============   ============    ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED DECEMBER 31, 1998
(UNAUDITED)

                                                                                          Stock Issuable
                                      Common Stock             Paid-in     Accumulated         Under
                                  Shares       Par Value       Capital       Deficit      Bankruptcy Plan       Total
                                  ------       ---------       -------       -------      ---------------       -----
BALANCE, June 30, 1998          10,260,749    $     1,026    $   615,093   $  (291,249)     $(3,226,245)    $(2,901,375)

Common stock transferred for
  obligations pursuant to
  bankruptcy plan                                                                             1,444,059       1,444,059
Common stock issued for
  directors fees                   875,000             88         34,913                                         35,001
Net income (loss)                                                              (31,816)                         (31,816)
                               -----------    -----------    -----------   -----------      -----------     -----------
BALANCE, December 31, 1998      11,135,749    $     1,114    $   650,006   $  (323,065)     $(1,782,186)    $(1,454,131)
                               ===========    ===========    ===========   ===========      ===========     ===========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)

                                                            1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                      $ (31,816)   $  36,672
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                             31,144       22,500
  Deferred income taxes                                    (44,357)      15,000
 Amortization of deferred gain on sale-leaseback           (17,548)        --
  Common stock issued for services                          35,000         --
  Marketable securities                                     (4,132)     (14,975)
  Accounts receivable                                       26,332       (3,684)
  Prepaid expenses                                          11,250         --
  Accounts payable and accrued expenses                     38,804     (103,554)

                                                         ---------    ---------
Net cash provided by (used in) operating activities         44,677      (48,041)
                                                         ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                        (593)      (2,360)
                                                         ---------    ---------
Net cash provided by (used in) investing activities           (593)      (2,360)
                                                         ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from sale-leaseback transaction                    --        120,000
  Repayment of long-term debt and capital leases           (31,370)     (14,211)
  Loans to related parties                                 (10,000)     (71,000)
  Loans to employees                                          --        (75,280)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (41,370)     (40,491)
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,714      (90,892)
CASH AND CASH EQUIVALENTS, beginning of period             124,746      165,285
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $ 127,460    $  74,393
                                                         =========    =========

See accompanying notes to consolidated financial statements.
                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)
(CONTINUED)

                                                                              1998        1997
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                $   15,223   $    8,684
  Income taxes                                                            $     --     $     --

Noncash investing and financing activities are as follows:

Common stock transferred for liabilities pursuant to bankruptcy plan      $1,444,059
Acquisition of lab equipment in exchange for a capital lease obligation   $   71,442

See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)


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


B.       MARKETABLE SECURITIES

         As of December 31, 1998, the Company has an investment in marketable equity securities that are classified as trading securities. As of December 31, 1998 the cost of $47,274 exceeded the fair value of the securities by $33,362. Income in the amount of $12,778 has been recognized to account for the change in value of the marketable securities during the six-month period ended December 31, 1998. A loss in the amount of $39,574 was recognized in the corresponding prior year period. The Company recognized a loss on the sale of a portion of their marketable securities in the amount of $4,865 during the six months ended December 31, 1998.


C.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the six months ended December 31, 1998, the Company reduced capital leases and other long-term obligations by $31,370. During the three months ended December 31, 1997, the Company entered into a sale-leaseback transaction which provided net proceeds in the amount of $120,000.


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

         Income tax expense (benefit) for the six months ended December 31, 1998 and 1997 consisted of deferred taxes in the amounts of $(44,357) during the six months ended December 31, 1998 and $15,000 during the six months ended December 31, 1997.

         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                              1998        1997
         "Normally expected" income tax (benefit)          $(25,898)     17,568
         Increase (decrease) in taxes resulting from:
              State income taxes, net of Federal income
                tax effect                                   (7,170)      3,953
              Change in valuation allowance                 (11,289)       --
              Other                                            --        (6,521)
                                                           --------    --------

                  Actual income tax expense (benefit)      $(44,357)     11,000
                                                           --------    --------

         The deferred income tax assets and liabilities at September 30, 1998 are comprised of the following:

                                                       CURRENT       NONCURRENT
Allowance for uncollectible accounts receivable      $     4,998           --
Allowance for unrealized loss on marketable
     Securities                                           13,895           --
Net operating loss carryforwards                         101,005      1,791,867
                                                     -----------    -----------
                                                         119,898      1,791,867
Less valuation allowance                                 (13,894)    (1,791,867)
                                                     -----------    -----------

Deferred income tax asset                                106,004           --
Deferred income tax liability - asset basis                 --          (29,236)
                                                     -----------    -----------

     Net deferred income tax assets (liabilities)    $   106,004        (29,236)
                                                     -----------    -----------


E.       RIGHTS TO PURCHASE STOCK

         As of December 31, 1998, there were Class A warrants issued which allow the purchase of 1,624,172 shares of the common stock of the Company at $1.00 per share until March 15, 1999, Class B warrants issued which allow the purchase of 1,475,973 shares of the common stock of the Company at $1.00 per share until June 15, 1999 and Class C warrants issued which allow the purchase of 17,500 shares of the common stock of the Company at $1.75 per share until September 15, 1999. There were no warrants exercised during the six months ended December 31, 1998.


F.       RELATED PARTY TRANSACTIONS

         The Company made loans to a major shareholder in the amount of $10,000 during the six months ended December 31, 1998, which increased the total due from major shareholders to $39,000 at December 31, 1998.

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

         As of December 31, 1998, the Company had a working capital deficit in the amount of $1,718,848, which primarily is the result of the $1,782,186 current obligation, which is to be retired through issuance of the Company's common stock. During the three months ended December 31, 1998, $1,444,059 of the obligations were retired upon transfer of the related common stock. The Company's working capital deficit at June 30, 1998 was $3,151,300. The Company expects to utilize earnings to provide its other working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings and lease financing. During the six months ended December 31, 1998, the Company had capital expenditures in the amount of $593 and acquired lab equipment in the amount of $71,442 in exchange for a capital lease obligation.


B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

         Total revenues increased $105,153 (12%) during the six months ended December 31, 1998 as compared to the same six-month period ended December 31, 1997. Total revenues increased $20,199 (5%) during the three months ended December 31, 1998 as compared to the same three-month period ended December 31, 1997. The Company realized gross profit margins of 75% during the six months ended December 31, 1998 and 76% during the same 1997 period.

         The Company's increased revenues is the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was recently introduced. As a result there have been only nominal cost increases. The Company expects its operations to continue at the current levels.

                            OTHER EXPENSE AND INCOME

         The selling, general and administrative expenses of the Company increased $264,999 (47%) during the six months ended December 31, 1998 as compared to the same year earlier period. Approximately $178,000 of this increase is associated with the costs of maintaining a public company, as well as, legal costs associated with completion of the bankruptcy plan. The onsite drug kits increased selling, general and administrative costs by an additional $77,000 during the six months ended December 31, 1998. Selling, general and administrative expenses were 84% of revenues during the six-month period ended December 31, 1998 as compared to 64% during the same year earlier period.

         Other expense includes interest expense incurred during the six months ended December 31, 1998 in the amount of $15,223 as compared to $8,684 in the same year earlier period. The increase is due primarily to the additional debt associated with the sale-leaseback transaction completed at the end of 1997.

         Other income includes $17,548 from amortization of the deferred gain realized in the sale-leaseback transaction during the six months ended December 31, 1998. The sale-leaseback transaction was entered into during the quarter ended December 31, 1997.

         During the six months ended December 31, 1998, the Company recognized an unrealized gain from their marketable equity securities in the amount of $12,778. During the same year earlier period, the Company recognized a loss in the amount of $39,574. In addition, the Company sold a portion of their marketable equity securities during the three months ended December 31, 1998 and realized a loss in the amount of $4,865.

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

                                            RECONVERSION TECHNOLOGIES, INC.



         Date:    February 26, 1999         By: /s/ Joel C. Holt
                                                ----------------------------
                                                Joel C. Holt, President and
                                                Principal Accounting Officer