Form 10QSB
period 1999-03-31
RECONVERSION TECHNOLOGIES INC
filed 1999-05-17
CIK 777516

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 1999


                         Commission File Number: 0-23100



                         RECONVERSION TECHNOLOGIES, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                      22-2649848
            --------                                      ----------
   (State of Incorporation)                          (IRS Employer ID No)



        2 HENDERSONVILLE ROAD, SUITE E, ASHEVILLE, NORTH CAROLINA 28803
        ---------------------------------------------------------------
                    (Address of principal executive office)

                                 (828) 255-0307
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ].


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X].


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 1999 was 11,135,749.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X].

                        RECONVERSION TECHNOLOGIES, INC.

                                     INDEX

                                                                                         Page
                                                                                          No.
                                                                                          ---
Part I.       Financial Information

      Item 1. Balance Sheet - March 31, 1999 (unaudited) and June 30, 1998 (audited)      3

              Statement of Operations -                                                   4
              Three and Nine Months Ended March 31, 1999 and 1998

              Statement of Stockholders' Deficit -                                        5
              Nine Months Ended March 31, 1999

              Statements of Cash Flows -                                                 6-7
              Nine Months Ended March 31, 1999 and 1998

              Notes to Financial Statements -                                            8-10
              Nine Months Ended March 31, 1999 and 1998

      Item 2. Managements Discussion and Analysis of Financial Condition                 11-12
              and Results of Operations

Part II.      Other Information                                                           13

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET


                                                                                       March 31,           June 30,
                                                                                        1999                1998
                                                                                      (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $    76,341         $   124,746
  Marketable equity securities less allowance of $31,173 and $46,141                      10,499               9,780
  Accounts receivable less allowance of $12,000 and $12,000                              101,768              90,933
  Due from employees                                                                      42,605              47,605
  Due from related parties                                                                37,500              29,000
  Prepaid expenses                                                                         5,878              17,128
  Deferred income taxes                                                                  127,435              61,647
                                                                                     -----------         -----------
Total current assets                                                                     402,026             380,839
Property and equipment, net                                                              191,811             161,776
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                   100,000             100,000
Goodwill, less accumulated amortization of $8,384 and $3,668                              85,938              90,654
                                                                                     -----------         -----------
                                                                                     $   779,775         $   733,269
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                             $    26,944         $    24,912
  Current installments of capital leases payable                                         127,186         $   116,450
  Accounts payable                                                                       174,947             112,476
  Unresolved bankruptcy claims                                                             7,951               7,951
  Obligations to be paid with common stock                                             1,782,186           3,226,245
  Accured expenses                                                                        26,557              26,557
  Deferred gain on sale-leaseback                                                             --              17,548

                                                                                     -----------         -----------
Total current liabilities                                                              2,145,771           3,532,139
Long-term debt and obligations under capital leases less current installments             86,735              73,269
Deferred income tax liability                                                             29,236              29,236

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and               1,114               1,026
   outstanding 11,135,749 and 10,260,749 shares
  Paid-in capital                                                                        650,006             615,093
  Retained earnings (deficit)                                                           (350,901)           (291,249)
  Stock issuable under bankruptcy plan                                                (1,782,186)         (3,226,245)
                                                                                     -----------         -----------
Total stockholders' deficit                                                           (1,481,967)         (2,901,375)
                                                                                     -----------         -----------
                                                                                     $   779,775         $   733,269
                                                                                     ===========         ===========


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)


                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        MARCH 31, 1999                       MARCH 31, 1999
                                                                   1999               1998               1999               1998
SALES AND REVENUES                                            $    440,415       $    384,760       $  1,423,517       $  1,262,708
COST OF SALES                                                      101,242             92,658            342,763            307,350
                                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                                       339,173            292,102          1,080,754            955,358

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                      381,637            296,478          1,209,962            859,803
  Interest expense                                                   7,617              5,120             22,840             13,804
  Gain on sale-leaseback                                                --                 --            (17,548)                --
  Sale of marketable securities                                      1,379                 --              6,244                 --
  Other income                                                          (4)              (807)              (336)              (807)
  Unrealized (gain) loss on marketable equity securities            (2,189)             2,526            (14,968)            42,101
                                                              ------------       ------------       ------------       ------------
                                                                   388,440            303,317          1,206,194            914,901
                                                              ------------       ------------       ------------       ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                (49,267)           (11,215)          (125,440)            40,457
DEFERRED INCOME TAX EXPENSE (BENEFIT)                              (21,431)                --            (65,788)            15,000
                                                              ------------       ------------       ------------       ------------
NET EARNINGS (LOSS)                                                (27,836)           (11,215)           (59,652)            25,457
                                                              ============       ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $     (0.002)      $     (0.001)      $     (0.006)      $      0.003
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             11,135,749          9,400,710         10,720,603          9,396,265
                                                              ============       ============       ============       ============


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                                                               Stock Issuable
                                           Common Stock           Paid-in      Accumulated         Under
                                      Shares       Par Value      Capital        Deficit       Bankruptcy Plan         Total
                                      ------       ---------      -------        -------       ---------------         -----
BALANCE, June 30, 1998             10,260,749       $1,026       $615,093       $(291,249)       $(3,226,245)       $(2,901,375)

Common stock transferred for
  obligations pursuant to
  bankruptcy plan                                                                                  1,444,059          1,444,059
Common stock issued for
  directors fees                      875,000           88         34,913                                                35,001
Net income (loss)                                                                 (59,652)                              (59,652)
                                   ==========       ======       ========       =========        ===========        ===========
BALANCE, March 31, 1999            11,135,749       $1,114       $650,006       $(350,901)       $(1,782,186)       $(1,481,967)
                                   ==========       ======       ========       =========        ===========        ===========


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         $ (59,652)       $  25,457
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                46,716           33,750
  Deferred income taxes                                       (65,788)          15,000
 Amortization of deferred gain on sale-leaseback              (17,548)              --
  Common stock issued for services                             35,000               --
  Marketable securities                                          (719)         (12,449)
  Accounts receivable                                         (10,835)          26,541
  Prepaid expenses                                             11,250           15,000
  Accounts payable and accrued expenses                        62,470         (157,549)

                                                            ---------        ---------
Net cash provided by (used in) operating activities               894          (54,250)
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                           (593)          (2,360)
                                                            ---------        ---------
Net cash provided by (used in) investing activities              (593)          (2,360)
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from sale-leaseback transaction                         --          120,000
  Proceeds from exercise of common stock warrants                  --           20,000
  Repayment of long-term debt and capital leases              (45,206)         (21,491)
  Repayment of (loans to) related parties                      (8,500)         (71,000)
  Repayment of (loans to) employees                             5,000          (83,195)
                                                            ---------        ---------
Net cash provided by (used in) financing activities           (48,706)         (35,686)
                                                            ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (48,405)         (92,296)
CASH AND CASH EQUIVALENTS, beginning of period                124,746          165,285
                                                            =========        =========
CASH AND CASH EQUIVALENTS, end of period                    $  76,341        $  72,989
                                                            =========        =========


See accompanying notes to consolidated financial statements.


                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
(CONTINUED)

                                                                                    1999            1998
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                       $   22,840       $ 13,804
  Income taxes                                                                   $       --       $    --

Noncash investing and financing activities are as follows:

Common stock transferred for liabilities pursuant to bankruptcy plan             $1,444,059
Acquisition of lab equipment in exchange for a capital lease obligation          $   71,442
Issue 2,500,000 shares of common stock to acquire all of the issued common
  stock of Keystone Laboratories, Inc.                                                            $297,980


See accompanying notes to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)


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


B.    MARKETABLE SECURITIES

      As of March 31, 1999, the Company has an investment in marketable equity securities that are classified as trading securities. As of March 31, 1999 the cost of $41,672 exceeded the fair value of the securities by $31,173. Income in the amount of $14,968 has been recognized to account for the change in value of the marketable securities during the nine-month period ended March 31, 1999. A loss in the amount of $42,101 was recognized in the corresponding prior year period. The Company recognized a loss on the sale of a portion of their marketable securities in the amount of $6,244 during the nine months ended March 31, 1999.


C.    CAPITAL LEASES AND LONG TERM OBLIGATIONS

      During the nine months ended March 31, 1999, the Company reduced capital leases and other long-term obligations by $45,206. During the nine months ended March 31, 1998, the Company entered into a sale-leaseback transaction which provided net proceeds in the amount of $120,000. A payment in the amount of $105,000, including interest in the amount of $1,132 is due on June 1, 1999 to retire the remaining balance of one capital lease on which the Company is currently making monthly payments of $2,000. The Company expects to extend the final payoff of the lease before it become due.


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

      Income tax expense (benefit) for the nine months ended March 31, 1999 and 1998 consisted of deferred taxes in the amounts of $(65,788) during the nine months ended March 31, 1999 and $15,000 during the nine months ended March 31, 1998.

      Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                            1998            1997
      "Normally expected" income tax (benefit)            $(42,650)         13,755
      Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal income
           tax effect                                       (9,596)          3,095
         Change in valuation allowance                     (13,542)             --
         Other                                                  --          (1,850)
                                                          --------         -------
             Actual income tax expense (benefit)          $(65,788)         15,000
                                                          --------         -------

      The deferred income tax assets and liabilities at March 31, 1999 are comprised of the following:

                                                               CURRENT           NONCURRENT
      Allowance for uncollectible accounts receivable        $     4,998                 --
      Allowance for unrealized loss on marketable
         Securities                                               12,984                 --
      Net operating loss carryforwards                           122,436          1,791,867
                                                             -----------         ----------
                                                                 140,418          1,791,867
      Less valuation allowance                                   (12,983)        (1,791,867)
                                                             -----------         ----------

      Deferred income tax asset                                  127,435                 --
      Deferred income tax liability - asset basis                     --            (29,236)
                                                             -----------         ----------
         Net deferred income tax assets (liabilities)        $   127,435            (29,236)
                                                             -----------         ----------


E.    RIGHTS TO PURCHASE STOCK

      As of March 31, 1999, there were Class A warrants issued which allow the purchase of 1,624,172 shares of the common stock of the Company at $1.00 per share until March 15, 1999, Class B warrants issued which allow the purchase of 1,475,973 shares of the common stock of the Company at $1.00 per share until June 15, 1999 and Class C warrants issued which allow the purchase of 17,500 shares of the common stock of the Company at $1.75 per share until September 15, 1999. There were no warrants exercised during the nine months ended March 31, 1999. The Company expects to extend the date by which the warrants may be exercised for at least sixty days beyond the date the Company's stock commences trading.


F.    RELATED PARTY TRANSACTIONS

      The Company made loans to a major shareholder in the amount of $10,000 and received repayment of $1,500 during the nine months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.    LIQUIDITY AND CAPITAL

      On March 23, 1995, Reconversion Technologies, Inc. ("RETEK"), a Delaware corporation, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

      As of December 31, 1998, the Company had a working capital deficit in the amount of $1,743,745, which primarily is the result of the $1,782,186 current obligation, which is to be retired through issuance of the Company's common stock. During the three months ended December 31, 1998, $1,444,059 of the obligations were retired upon transfer of the related common stock. The Company's working capital deficit at June 30, 1998 was $3,151,300. The Company expects to utilize earnings to provide its other working capital requirements.

      The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings and lease financing. During the nine months ended March 31, 1999, the Company had capital expenditures in the amount of $593 and acquired lab equipment in the amount of $71,442 in exchange for a capital lease obligation.

      The Company has a capital lease obligation which matures on June 1, 1999 in the amount of $105,000. The Company expects to extend the obligation for at least six months with monthly payments of $2,000.


B.    RESULTS OF OPERATIONS

      The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

      Total revenues increased $160,809 (13%) during the nine months ended March 31, 1999 as compared to the same nine-month period ended March 31, 1998. Total revenues increased $55,655 (14%) during the three months ended March 31, 1999 as compared to the same three-month period ended March 31, 1998. The Company realized gross profit margins of 76% during the nine months ended March 31, 1999 and 1998.

      The Company's revenue increase is the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was recently introduced. As a result there have been only nominal cost increases. The Company expects its operations to continue at the current levels.

                            OTHER EXPENSE AND INCOME

      The selling, general and administrative expenses of the Company increased $350,159 (41%) during the nine months ended March 31, 1999 as compared to the same year earlier period. Approximately $233,000 of this increase is associated with the costs of maintaining a public company, as well as, legal costs associated with completion of the bankruptcy plan. The onsite drug kits increased selling, general and administrative costs by an additional $136,000 during the nine months ended March 31, 1999. Selling, general and administrative expenses were 85% of revenues during the nine-month period ended March 31, 1999 as compared to 68% during the same year earlier period.

      Other expense includes interest expense incurred during the nine months ended March 31, 1999 in the amount of $22,840 as compared to $13,804 in the same year earlier period. The increase is due primarily to the additional debt associated with the sale-leaseback transaction completed at the end of 1997.

      Other income includes $17,548 from amortization of the deferred gain realized in the sale-leaseback transaction during the six months ended December 31, 1998. The sale-leaseback transaction was entered into during the quarter ended December 31, 1997.

      During the nine months ended March 31, 1999, the Company recognized an unrealized gain from their marketable equity securities in the amount of $14,968. During the same year earlier period, the Company recognized a loss in the amount of $42,101. In addition, the Company sold a portion of their marketable equity securities during the nine months ended March 31, 1999 and realized a loss in the amount of $6,244.

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

                                    RECONVERSION TECHNOLOGIES, INC.



      Date: May 12, 1999                 By:   /s/ Joel C. Holt
                                               ------------------------------
                                               Joel C. Holt, President and
                                               Principal Accounting Officer