Form 10KSB
period 1999-06-30
RECONVERSION TECHNOLOGIES INC
filed 1999-10-13
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended JUNE 30, 1999

                           Commission File No. 0-23100

                         RECONVERSION TECHNOLOGIES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            DELAWARE                                             22-2649848
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2 HENDERSONVILLE ROAD, SUITE E, ASHEVILLE, NORTH CAROLINA               28803
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)


                   Issuer's telephone number - (828) 255-0307
                                               --------------

 Securities registered under Section 12 (b) of the Exchange Act:  COMMON STOCK, $0.0001 PAR VALUE
                                                                  -------------------------------
                                                                       (Title of each class)

                                 NOT APPLICABLE
                                 --------------
                   (Name of each exchange on which registered)

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

State issuer's revenues for its most recent fiscal year.  $1,871,547

As of August 31, 1999, the registrant had outstanding 9,982,053 shares of its Common Stock, par value of $0.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on August 31, 1999, was approximately $2,464,000 based on the average sales price on the OTC:Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes   ;  No X .
                                                               ---     ---

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

     Reconversion Technologies, Inc. (formerly Horizon Capital Corp.) (the "Company"), a Delaware corporation organized July 25, 1985, is a holding company principally engaged in acquiring and developing businesses. The Company had three wholly owned subsidiaries; Reconversion Technologies of Texas, Inc., a Texas Corporation, organized on February 24, 1992 ("RETEX"), acquired September 28, 1992, Reconversion Products, Inc. ("RPI"), formerly Thomas Engineering, Inc., a Georgia Corporation organized on October 9, 1992, acquired January 28, 1994, and Spectrum Recycling Technologies, Inc. ("Spectrum"), a New York corporation acquired July 27, 1994.

     On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, RETEX , RPI and Spectrum's operations were ceased with no expectation of reopening the businesses and are, therefore, no longer consolidated with the Company.

     On November 20, 1997, the Company was formally reorganized pursuant to a confirmed Bankruptcy Plan of Reorganization. As a result, the Company acquired 100% of the issued and outstanding stock of Keystone Laboratories, Inc. ("KLI"), a Delaware corporation organized on July 20, 1987. KLI is a forensic urine drug screening and confirmatory testing laboratory.

     The Company is a holding company and has no separate operations. A discussion of the operations of its wholly owned operating subsidiary, KLI follows.

                           KEYSTONE LABORATORIES, INC.

     KLI is a forensic urine drug screening and confirmatory testing laboratory located in Asheville, North Carolina. Urine laboratory tests are used primarily by employers to detect the use of illegal substances by employees and/or prospective employees. Tests of this nature are presently performed by certified forensic laboratories. KLI views the urine laboratory industry as highly fragmented at present with many local, regional and national laboratory companies currently in operation.

     LABORATORY TESTING OPERATIONS & SERVICES

     KLI has one laboratory and one collection station which are both located within the Asheville facility. In addition to in-house collection services, KLI provides on-site collection as well as receipt from its customers through independent couriers. At its facility, each urine specimen and related test request form is checked for completeness and assigned an identification number, which ensures that the results are attributed to the correct patient. The test request forms are then sent to a data entry terminal where a file is established for each test specimen and the necessary testing and billing information is entered. Once such billing information is entered into the system, the tests are performed and the results posted through a computer interface. Test results are printed and prepared for distribution by service representatives the same day that routine testing is performed. In addition, results can be faxed to a dedicated fax. Clients who are tested before 1 p.m. who request that the test results be communicated by telephone are so notified the same day while the remainder of the clients are notified of the test results the following business day.

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

     The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories may voluntarily subscribe. The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in a proficiency testing program administered by an external source. In addition to these compulsory external inspections and proficiency programs, KLI has adopted a number of additional quality assurance checks. The laboratory is equipped with sophisticated testing equipment which is checked daily in accordance with KLI's preventive maintenance program. In addition, the laboratory is supervised by a scientific director who possesses a Doctor of Pharmacy and is a fellow of the American Academy of Clinical Toxicology as well as an inspector for forensic urine drug testing for the CAP. The primary role of the scientific director is to ensure the accuracy of the laboratory's tests.

     MARKETS AND MARKETING

     The potential customers for KLI's services are primarily small manufacturing companies, local hospitals and drug abuse treatment centers. The marketing of KLI's services is accomplished primarily through direct solicitation by its salesmen who initially meet with each new potential client. KLI believes that this one-on-one contact has proven invaluable in customer satisfaction and, in turn, customer retention. At the end of Fiscal 1998 and 1997, KLI had one full-time employee engaged in sales, along with on outside salesperson who is compensated on a commission only basis. KLI intends to continue to selectively increase the size of its sales force by expansion in existing markets as well as by entering into new geographic areas. KLI believes that sales force productivity is primarily due to KLI's Client Service Program. Through these coordinators, KLI continuously monitors client activities and attempts to identify and resolve any potential client dissatisfaction at an early stage.

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

     COMPETITION

     The forensic urine drug testing business is characterized by intense competition. KLI believes that there are several laboratory companies that provide a broad range of laboratory testing services in the same markets serviced by KLI. Among KLI's national competitors with larger name recognition are Lab Corp., Quest Diagnostics, Inc. and SmithKline Beecham Clinical Laboratories, Inc. According to the Health Care Financing Administration, over 150 certified forensic laboratories are currently operating in the United States. As mentioned above, competition is based primarily on accuracy of testing, price and the time required to report results. Finally, in addition to competition for customers, there is increasing competition for qualified personnel.

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

     EMPLOYEES

     As of June 30, 1999, KLI employed a total of 16 employees, 14 of whom work full-time and 2 of whom work part-time. KLI has no collective bargaining agreements with any unions and believes that the overall relations with its employees are excellent.

     YEAR 2000

     The Company has identified the software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has been required to make updates to two software programs and expects to have final implementation completed during November 1999. The total cost of program modification is expected to be less than $5,000.

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

     Following remand, the District Court ruled over the Company's objection, that it would assert supplemental jurisdiction over the state law claims. On July 18, 1997, the District Court entered a judgment against the Company and the other parties for $7,116,405.21, exclusive of interest after July 10, 1997. The Company promptly perfected its appeal from the judgment. On May 26, 1999, the United States Court of Appeals for the Fifth Circuit reversed the judgment of the district court and rendered judgment in favor of the defendants.

     The claim had been valued at $1,503,696, the maximum amount allowable under the Plan based on the current judgment and was accrued in obligations to be paid in common stock. Upon the May 26, 1999 reversal by the United States Court of Appeals for the Fifth Circuit and expiration of time allowed for GAIA to appeal, the Company canceled the shares originally reserved for issuance and removed the accrued liability of $1,503,696 from the books.

     The Company believed the value of the GAIA claims against the Company to be zero, and further that the Company may have counter claims against GAIA arising as a result of the GAIA litigation, which potential counter claims are reserved pending analysis.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended June 30, 1999, there were no matters submitted to a vote of the security holders of the Company.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock was listed on the OTC:Bulletin Board under the symbol "RTTK".

     The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. In the second quarter of 1998 the Company's Common Stock was suspended from trading on the OTC:Bulletin Board and therefore there was no market for the Company's stock, pending completion of their re-qualification procedure. The Company's stock commenced trading on June 7, 1999.

                                  COMMON STOCK
                                  ------------

                                              BID                        ASK
                                              ---                        ---
                                        HIGH       LOW             HIGH      LOW
                                        ----       ---             ----      ---

Calendar Quarters
-----------------

1997        Third Quarter              .37         .18          .50         .31
1997        Fourth Quarter             .13         .06          .37         .25
1998        First Quarter              .06         .06          .25         .18
1998        Second Quarter             N/A         N/A          N/A         N/A

1998        Third Quarter              N/A         N/A          N/A         N/A
1998        Fourth Quarter             N/A         N/A          N/A         N/A
1999        First Quarter              N/A         N/A          N/A         N/A
1999        Second Quarter             .75         .25          .75         .25

HOLDERS

     As of June 30, 1999, there were approximately 419 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

     The aggregate amount of the judgment against Debtor and other parties is $7,116,405.21, exclusive of interest after July 10, 1997. Debtor and Plan Proponents have initialized an appeal of the judgment, which it is believed was rendered in contravention of the mandate from the Court of Appeals which vacated the earlier judgment of $23,043,276.31. On May 26, 1999, the United States Court of Appeals for the Fifth Circuit reversed the judgment of the district court and rendered judgment in favor of the defendants.

     The claim had been valued at $1,503,696, the maximum amount allowable under the Plan based on the current judgment and was accrued in obligations to be paid in common stock. Upon the May 26, 1999 reversal by the United States Court of Appeals for the Fifth Circuit and expiration of time allowed for GAIA to appeal, the Company canceled the shares originally reserved for issuance and removed the accrued liability of $1,503,696 from the books.

     The Company believed the value of the GAIA claims against the Company to be zero, and further that the Company may have counter claims against GAIA arising as a result of the GAIA litigation, which potential counter claims are reserved pending analysis.

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

     The Company has identified the software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has been required to make updates to two software programs and expects to have final implementation completed during November 1999. The total cost of program modification is expected to be less than $5,000.

     The Company acquired new gas chromatography/mass spectrometry equipment which will be used in the test confirmation process during August 1999. The equipment cost of $68,768 was seller financed over four years.

                              RESULTS OF OPERATIONS

     The operations of the Company now consist solely of the operations of KLI, which operates as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.

SALES AND COST OF SALES

     During the year ended June 30, 1999, the Company increased its revenues by $181,002 (11%) to $1,871,547 from $1,690,545. Cost of sales during the year ended June 30, 1999 increased by $129,550 (28%) to $596,890 from $467,340. Gross profit as a percentage of sales decreased from 72% during the year ended June 30, 1998 to 68% during the year ended June 30, 1999.

     The Company's increased revenues are the result of (1) an increase in drug testing charges, which had been under pressure from outside competition the previous two years; and (2) the marketing and sales of an onsite drug test which was introduced during the latter half of the year ended June 30, 1998. The cost of the onsite drug test kits increased $137,864 and were thus the cause of the higher cost of sales. The Company expects its revenues and related costs of sales to continue at the level experienced during the year ended June 30, 1999.

OTHER COSTS AND EXPENSES

     Selling, general and administrative expenses were $1,384,440 (an increase of $247,620) (22%) during the year ended June 30,1999 as compared to $1,136,820 during the prior year. The selling, general and administrative expense increase of $247,620 included a $46,065 increase in KLI and a $201,555 increase in ReTech. The KLI increase (4%) is consistent with the revenue increases experienced. The ReTech increase includes $102,318 for accounting and audit fees, which were not included in the prior period. The remainder of the increase consists primarily of legal fees and additional director fees associated with completion of the ReTech bankruptcy plan. It is anticipated that the majority of the costs associated with the bankruptcy plan have been incurred and any remaining costs associated with the bankruptcy plan should be relatively nominal.

     During the year ended June 30, 1998, the Company entered into a sale and leaseback transaction of the majority of its equipment. As a part of this transaction, gain in the amount of $35,095 has been recognized as of June 30,1998 and $17,548 has been recognized during the year ended June 30, 1999. The proceeds of this transaction were partially used to implement the bankruptcy plan.

     During the year ended June 30, 1999, the Company recognized an unrealized gain from their investment in marketable equity securities in the amount of $27,514. During the year ended June 30, 1998, the Company recognized an unrealized loss from their investment in marketable equity securities in the amount of $46,141. In addition, the Company realized a loss from sale of marketable securities in the amount of $5,400 during the year ended June 30, 1999.

     During the year ended June 30, 1999, the Company had interest expense in the amount of $29,948 as compared to the year earlier period which amounted to $16,811. The increase is primarily due to the sale and leaseback transaction discussed above.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Reconversion Technologies, Inc. and Subsidiary, together with the report thereon of Guest & Company, P.C. dated September 23, 1999 for the year ended June 30, 1999 is set forth on pages F-1 through F-20 hereof.

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

                                   Position or Office                 Date First
Name                       Age     With the Company                   Elected
----                       ---     ----------------                   -------

Joel C. Holt               68      Director/President                 1997
John B. Sams               50      Director/Vice-President            1997
                                   Keystone Laboratories, Inc.
W. Leo Morris              77      Director                           1997
Robert Garner              64      Director                           1997
J. Clark Bundren, MD       45      Director                           1997


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

ITEM 10.    EXECUTIVE COMPENSATION

     The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended June 30, 1999. The Company has no long-term compensation plans.

    Name and          Fiscal                                        Other              All
    Principal         Year                                         Annual             Other
    Position          Ended        Salary($)       Bonus($)     Compensation      Compensation
    --------          -----        ---------       --------     ------------      ------------

Joel C. Holt         6/30/97              N/A         N/A                N/A               N/A
President/           6/30/98         $ 70,000           0            $18,500               0
Director             6/30/99         $120,000           0            $ 9,000               0
Since 1997

     Joel C. Holt receives no salary as President of the Company. The salary above represents the amount paid Mr. Holt during the year ended June 30, 1999 and during the seven months ended June 30, 1998 for his services as president of KLI. The other annual compensation represents the value of the shares granted as director compensation pursuant to the Bankruptcy Plan and as a part of the restricted common stock grant discussed below.

     There were no Option/SAR grants during the last fiscal year.

     There were no Option/SAR exercises during the last fiscal year, and there were no fiscal year-end Options/SAR's outstanding.

     There were no long term incentive plan awards during the last fiscal year.

     On August 6, 1998, the directors granted themselves an award of the restricted common stock of the Company in the amount of 50,000 shares for each outside director and in the amount of 100,000 shares for each inside director.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates all persons who, as of August 31, 1999, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the Preferred Stock has been converted. As of August 31, 1999 there were 9,982,053 shares of the Company's common stock outstanding.

               NAME & ADDRESS                    AMOUNT & NATURE
TITLE          OF BENEFICIAL                     OF BENEFICIAL           %OF
OF CLASS       OWNER                             OWNERSHIP IN NUMBER     CLASS
--------------------------------------------------------------------------------

Common         Joel C. Holt                          1,276,832           12.79%
               2 Hendersonville Rd. Ste. E
               Asheville, NC  28803

Common         John Sams                               337,500            3.38%
               2 Hendersonville Rd. Ste. E
               Asheville, NC  28803

Common         W. Leo Morris                           329,500            3.30%
               5875 South Joplin
               Tulsa, OK  74135

Common         J. Clark Bundren                        252,500            2.53%
               5555 E. 71st St., Ste. 6220
               Corporate Oaks, Bldg. 6
               Tulsa, OK  74136

Common         Robert Garner                           274,850            2.75%
               427 South Boston, Ste. 1207
               Tulsa, OK  74103

Common         Marianne Smith                          177,420            1.78%
               2 Hendersonville Rd. Ste. E
               Asheville, NC  28803

Common         Rick Clark (1)                        1,125,678           11.28%
               7633 E 63rd Place, Ste 210
               Tulsa, OK 74133

Common         G. David Gordon (2)                   1,279,230           12.82%
               7633 E 63rd Place, Ste 210
               Tulsa, OK  74133

Common         All officers and directors as a       2,648,602           26.53%
               Group (six persons)

(1) Includes 715,678 shares held directly, 100,000 held by his wife and 310,000 shares in trust for his minor children.

(2) Includes 461,471 shares held directly, 734,423 held by his wife and 83,333 shares, which represents his proportionate interest in 100,000 shares held by a corporation in which he owns 83.33% of the outstanding common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 30, 1999 and 1998 KLI had amounts due from related parties in the following amounts:

                                                        1999         1998

     Joel C. Holt, Director and President            $   -         26,717
     Marianne Smith, Secretary to the Board           20,830       20,888
     Rick Clark                                          -         15,000
     G. David Gordon                                     -         14,000

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS - See Exhibit Index at page 18.

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RECONVERSION TECHNOLOGIES, INC.

Date: October 11,1999                            By /S/ Joel C. Holt
                                                   -----------------------------
                                                 Joel C. Holt, President and
                                                 Principal Financial and
                                                 Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: October 11,1999                            /s/ Joel C. Holt
                                                 -------------------------------
                                                 Joel C. Holt
                                                 Director

Date: October 11,1999                            /s/ John B. Sams
                                                 -------------------------------
                                                 John B. Sams
                                                 Director

Date: October 11,1999                            /s/ W. Leo Morris
                                                 -------------------------------
                                                 W. Leo Morris
                                                 Director

Date: October 11,1999                            /s/ J. Clark Bundren
                                                 -------------------------------
                                                 J. Clark Bundren
                                                 Director

Date: October 11,1999                            /s/ Robert Garner
                                                 -------------------------------
                                                 Robert Garner
                                                 Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Reconversion Technologies, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Reconversion Technologies, Inc. and subsidiary as of June 30, 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reconversion Technologies, Inc. and subsidiary at June 30, 1999 and the consolidated results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                      /s/ Guest & Company, P.C.

September 23, 1999
Tulsa, Oklahoma

                      RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                                Consolidated Balance Sheet

                                       June 30, 1999


                         ASSETS
Current assets:
     Cash                                                                  $    104,968
     Accounts receivable, less allowance for doubtful
        accounts of $13,389                                                      69,184
     Due from employees                                                          20,830
     Marketable securities, less unrealized loss of $18,627 (note 1)             23,885
     Other prepaid expenses                                                       5,878
     Deferred income tax asset (note 7)                                          63,591
                                                                            -----------

          Total current assets                                                  288,336
                                                                            -----------
Machinery and equipment (note 6):
     Lab machinery and equipment                                                212,470
     Computer equipment                                                          91,015
     Furniture and fixtures                                                      20,843
                                                                            -----------
                                                                                324,328

     Less accumulated depreciation and amortization                             139,292
          Net machinery and equipment                                           185,036

Due from Liquidating Trust of Reconversion Technologies
   of Texas, Inc. (note 2)                                                      100,000
Goodwill, less accumulated amortization of $9,956                                84,366
                                                                            -----------

                                                                            $   657,738
                                                                            ===========

See accompanying notes to consolidated financial statements.

                      RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                                       June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt  (note 6)                       $    27,657
     Current installments of obligations under capital leases (note 5)          122,931
     Accounts payable                                                            93,077
     Unresolved bankruptcy claims (note 2)                                        7,951
     Obligations to be paid in common stock (note 2)                            250,535
     Accrued expenses                                                            27,053
                                                                            -----------

          Total current liabilities                                             529,204
                                                                            -----------

Long-term debt, excluding current installments (note 6)                          30,705
Obligations under capital leases, excluding current
   installments (note 5)                                                         43,051
Deferred income tax liability (note 7)                                           30,993
                                                                            -----------


          Total liabilities                                                     633,953
                                                                            -----------
Stockholders' equity (notes 2, 4, 8 and 9):
     Common stock, $.0001 par value.  Authorized
        200,000,000 shares; issued 9,982,053 shares                                 998
     Additional paid-in-capital                                                 663,971
     Deficit                                                                   (390,649)
     Stock issuable under bankruptcy plan                                      (250,535)
                                                                            -----------
          Total stockholders' equity                                             23,785

Commitments and contingencies (notes 2, 5, 9, 10 and 11)
                                                                            -----------
                                                                            $   657,738
                                                                            ===========

See accompanying notes to consolidated financial statements.

                      RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Statements of Operations

                            Years Ended June 30, 1999 and 1998

                                                              1999             1998
                                                              ----             ----
Net sales                                                 $ 1,871,547          1,690,545
Cost of sales                                                 596,890            467,340
                                                          -----------        -----------
          Gross profit                                      1,274,657          1,223,205

Selling, general, and administrative expenses               1,384,440          1,136,820
                                                          -----------        -----------

          Operating income (loss)                            (109,783)            86,385
                                                          -----------        -----------

Other income (deductions):
     Gain on sale-leaseback (note 5)                           17,548             35,095
     Gain (loss) on investment (note 1)                        22,114            (46,141)
     Interest expense                                         (29,948)           (16,811)
     Miscellaneous income                                         482                 57
                                                          -----------        -----------
                                                               10,196            (27,800)
                                                          -----------        -----------
          Net income (loss) before income taxes               (99,587)            58,585

Income tax expense (benefit) (note 7)                            (187)            49,969
                                                          -----------        -----------

          Net income (loss)                               $   (99,400)             8,616
                                                          ===========        ===========


Net income (loss) per common share                        $      (.01)               .00
                                                          ===========        ===========

Weighted average common shares (post-reverse split)         9,320,409         10,249,098
                                                          ===========        ===========


See accompanying notes to consolidated financial statements.

                 RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                       Years Ended June 30, 1999 and 1998

                                                                                                    STOCK        STOCKHOLDERS'
                                                                     ADDITIONAL                 ISSUABLE UNDER       EQUITY
                                              COMMON STOCK            PAID-IN                     BANKRUPTCY      (NOTES 2, 4,
                                        SHARES *       AMOUNT         CAPITAL      DEFICIT           PLAN           8 AND 9)
                                     -----------    -----------    -----------   -----------    --------------    -----------
Balances at June 30, 1997              2,500,000    $       250    $   597,595   $  (299,865)   $        -       $   297,980

Acquire Reconversion Technologies,
   Inc.                                7,743,249            774              -             -     (3,226,245)       (3,225,471)
Exercise common stock warrants            17,500              2         17,498             -              -            17,500

Net income                                     -              -              -         8,616              -             8,616
                                     -----------    -----------    -----------   -----------    -----------       -----------

Balances at June 30, 1998             10,260,749          1,026        615,093      (291,249)    (3,226,245)       (2,901,375)

Stock issued to creditors per plan             -              -              -             -      1,444,060         1,444,060
Directors shares issued                  875,000             87         34,913             -              -            35,000
Stock issued per court order                   -              -              -             -         27,954            27,954
Directors shares authorized              350,000             35         13,965             -              -            14,000
GAIA judgment overturned (note 2)     (1,503,696)          (150)             -             -      1,503,696         1,503,546

Net loss                                       -              -              -       (99,400)             -           (99,400)
                                     -----------    -----------    -----------   -----------    -----------       -----------

Balances at June 30, 1999              9,982,053    $       998    $   663,971   $  (390,649)   $  (250,535)      $    23,785
                                     ===========    ===========    ===========   ===========    ===========       ===========

* Post-reverse split

See accompanying notes to consolidated financial statements.

                      RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Statements of Cash Flows

                            Years Ended June 30, 1999 and 1998

DECREASE IN CASH

                                                          1999            1998
                                                          ----            ----
Cash flows from operating activities:
     Cash received from customers                     $ 1,875,748          1,603,609
     Cash paid to suppliers and employees              (1,859,032)        (1,655,275)
     Interest paid                                        (29,948)           (16,811)
                                                      -----------        -----------

          Net cash used by operating activities           (13,232)           (68,477)
                                                      -----------        -----------

Cash flows from investing activities:
     Proceeds from sale-leaseback of equipment                  -            120,000
     Capital expenditures                                    (593)            (2,476)
                                                      -----------        -----------

          Net cash provided (used) by investing
             activities                                      (593)           117,524
                                                      -----------        -----------

Cash flows from financing activities:
     Repayment of long-term debt                          (24,913)           (22,936)
     Repayment of capital leases                          (36,815)            (7,545)
     Stock warrants exercised                                   -             17,500
     Proceeds from (loans to) related parties              29,000            (29,000)
     Proceeds from (loans to) employees                    26,775            (47,605)
                                                      -----------        -----------

          Net cash used by financing activities            (5,953)           (89,586)
                                                      -----------        -----------

Net decrease in cash                                      (19,778)           (40,539)

Cash, beginning of year                                   124,746            165,285
                                                      -----------        -----------

Cash, end of year                                     $   104,968            124,746
                                                      ===========        ===========


See accompanying notes to consolidated financial statements.

                      RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                            Years Ended June 30, 1999 and 1998

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   USED BY OPERATING ACTIVITIES

                                                               1999            1998
                                                               ----            ----
Net income (loss)                                        $   (99,400)           8,616
Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation                                             48,774           56,320
     Amortization of goodwill                                  6,288            3,668
     Amortization of deferred gain on sale-leaseback         (17,548)         (35,095)
     Judgment reversal                                          (150)               -
     Common stock issued for services                         49,000                -
     Deferred income taxes                                      (187)          49,969
     (Increase) decrease in accounts receivable               21,749          (39,841)
     Increase in marketable securities                       (14,105)          (8,409)
     Decrease in prepaid expenses                             11,250           22,736
     Decrease in accounts payable                            (19,399)        (132,709)
     Increase (decrease) in accrued expenses                     496           (1,683)
     Increase in unresolved bankruptcy claims                      -            7,951
                                                         -----------      -----------

          Net cash used by operating activities          $   (13,232)         (68,477)
                                                         ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

     Issuance of common stock for the common stock
        of KLI                                            $        -          297,980
     Acquisition of assets under capital leases               71,442          138,900
     Issuance of common stock for liabilities to be
        paid in stock                                      1,472,014                -



See accompanying notes to consolidated financial statements.

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

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

     (d) MARKETABLE SECURITIES
         Marketable securities are comprised of trading securities held for short-term investment purposes and are stated at fair value, with the change in fair value during the period included in earnings. At June 30, 1999 and 1998, the unrealized loss on marketable securities was $18,627 and $46,141, respectively. For the years ended June 30, 1999 and 1998, the amounts recognized as other income (expense) for unrealized gains (losses) on marketable securities were $27,514 and $(46,141).

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

     (g) NET INCOME (LOSS) PER COMMON SHARE
         Net income (loss) per common share is computed using the weighted average number of shares outstanding during the period. Fully diluted net income (loss) per common share is presented if the assumed conversion of common stock equivalents result in material dilution.

     (h) USE OF ESTIMATES
         The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

     (j) RECLASSIFICATIONS
         Certain 1998 amounts have been reclassified to conform to current classifications.

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

     The Plan is binding on the Company and all creditors and shareholders of the Company. The Plan provides for treatment of the following 11 classes of claims and interest:

         CLASS 1 CLAIMS: ALLOWED ADMINISTRATIVE CLAIMS. Allowed claims under
         Section 503(b) of the Bankruptcy Code. The class 1 claims include (1) allowed but unpaid attorneys' fees on the effective date for the Company's counsel, Riggs, Abney, Neal, Turpen, Orbison & Lewis, and (2) allowed but unpaid professional fees due to Neal Tomlins, Examiner and his counsel, and fees and expenses not yet presented for payment, and therefore, not yet approved. All class 1 claims have been paid as of June 30, 1999.

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

         CLASS 4 CLAIMS: CLAIMS OF TRANSFER AGENTS AST AND DEPOSITORY TRUST CO. This class consists of the pre-petition unsecured claim of American Securities Transfer (AST) in the amount of $3,554 and of the pre-petition unsecured claim of Depository Trust Co. in the amount of $1,050. Both claims were incurred for stock transfer services rendered to the Company pre-petition. As of June 30, 1999, the outstanding balance of the class 4 claims is $1,050.

         CLASS 5 CLAIMS: ADMINISTRATIVE CONVENIENCE SMALL CLAIMS. This class consists of all allowed unsecured claims against the Company which are $1,000 or less in amount, and shall include class 6 creditors who elect to reduce their claim for class 5 participation. As of June 30, 1999, the outstanding balance of the class 5 claims is $750.

         CLASS 6 CLAIMS: UNSECURED CLAIMS. Class 6 claims consist of allowed unsecured claims against the Company to which no objection has been interposed and total approximately $412,625 and disputed claims, which would otherwise be included within this class, but will not be allowed until allowed by Final Order of the Bankruptcy Court. The aggregate amount of disputed claims is $1,353,749. The allowed claims have been valued at 40 percent of their face amount, based upon the amount to be paid to settle the claims. The disputed claims have also been valued at 40 percent of their face amount pending their ultimate disposition. As of June 30, 1999, the outstanding balance of unresolved class 6 claims is $6,151. Obligations to class 6 creditors to be paid in common stock are included in the accompanying balance sheet as obligations to be paid in common stock.

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

 (2) SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

         CLASS 7 CLAIM: DISPUTED UNSECURED CLAIM OF GAIA. GAIA was the holder of a disputed unsecured claim against the Company. On March 17, 1995, GAIA obtained a judgment against the Company and certain individuals in the aggregate sum of $22,000,000 in the U.S. District Court for the Southern District of Texas styled GAIA Technologies, Inc. v. Reconversion Technologies, Inc., et al., Case No. H-94-2258 and GAIA filed its proof of claim in the case for $23,043,276.21. On August 19, 1996, the U.S. Court of Appeals for the Federal Circuit reversed and vacated the judgment entirely and remanded the matter to the U.S. District Court for the Southern District of Texas. The GAIA claim was disputed under the Plan. An objection to the GAIA claim was filed seeking a determination of the value of the GAIA claim through the claim estimation process pursuant to 11 U.S.C. Section 502(c). After the objection was filed, the U.S. District Court for the Southern District of Texas (to which the appeals court had remanded the matter after vacating and reversing the judgment) entered judgment in favor of GAIA and against the Company and others as follows:

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

            5. Post-judgment interest after July 10, 1997, at 5.65%.

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

 (2) SUMMARY OF PLAN OF REORGANIZATION, CONTINUED

         The aggregate amount of the judgment against the Company and the other parties was $7,116,405.21, exclusive of interest after July 10, 1997.

         The Company promptly perfected its appeal from the judgment. The appeal was briefed and orally argued, and reversed in a decision by the United States Court of Appeals for the Fifth Circuit on May 26, 1999.

         The claim had been valued at $1,503,696, the maximum amount allowable under the Plan based on the current judgment and was accrued in obligations to be paid in common stock. Upon the May 26, 1999 reversal by the United States Court of Appeals for the Fifth Circuit and expiration of time allowed for GAIA to appeal, the Company canceled the shares originally reserved for issuance and removed the accrued liability from the books.

         Plan Proponents believed the value of the GAIA claims against the Company to be zero, and further, that the Company may have counter claims against GAIA arising as a result of the GAIA litigation, which potential counter claims are reserved pending analysis.

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

         CLASS 9 CLAIM: KLENDA, GORDON & GETCHELL CREDITOR CLAIM. This class consists of the claim of Klenda, Gordon & Getchell asserting an unsecured claim in the amount of $128,439.37. The Company asserted claims against Klenda, Gordon & Getchell, which on May 22, 1997, resulted in a judgment in favor of the Company against Klenda, Gordon & Getchell for $98,625, together with interest at 6.72% from June 21, 1996, until paid. The class 9 claim has been settled as of June 30, 1999.

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

 (3) RELATED PARTY TRANSACTIONS

     Related party transactions are as follows:

         The Company's legal counsel repaid $14,000 which was advanced by KLI in 1998.

         A corporation controlled by a majority shareholder of the Company repaid $15,000 which was advanced by KLI in 1998.

     The Company has determined that pursuant to certain indemnity obligations that Richard T. Clark, G. David Gordon and Joel C. Holt have expended in excess of $1,074,978 regarding certain litigation matters which the Company was responsible and were reimbursed through the issuance of 2,099,999 shares of the Company's common stock.

 (4) PREPAID CONSULTING CONTRACT

     On November 14, 1997, the Company entered into a two-year public relations contract. Under the contract, the Company issued 500,000 shares of common stock to a public relations firm in November 1998 for the first year of service. The Company is committed to issue another 500,000 shares for an additional year of service. The contract was recorded using a per share price of $.06.

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

 (5) LEASES

     The Company leases equipment under capital leases which expire over the next four years.

     Following is a summary of machinery and equipment held under capital leases:

         Lab machinery and equipment                           $ 191,442
         Computer equipment                                       18,900
                                                                --------
                                                                 210,342

            Less accumulated amortization                        (52,745)
                                                               ---------

                                                               $ 157,597
                                                               =========

     Future minimum lease payments under noncancelable capital leases and noncancelable operating leases having terms in excess of one year as of June 30, 1999 are as follows:

                                                             CAPITAL      OPERATING
                                                              LEASES        LEASES
                                                              ------      ---------
Years ended June 30:
   2000                                                      $132,219       72,926
   2001                                                        28,213       67,465
   2002                                                        15,236       67,943
   2003                                                         3,761       54,355
                                                             --------     --------
      Total future minimum lease payments                     179,429      262,689

   Less amount representing interest                           13,447
                                                            ---------

   Present value of the minimum lease payments                165,982
   Less current installments                                  122,931
                                                            ---------

   Capital lease obligation, less current installments      $  43,051
                                                            =========

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

 (5) LEASES, CONTINUED

     During the year ended June 30, 1998, KLI entered into a sale-leaseback agreement under which KLI sold certain laboratory equipment and leased it back for a period of 13 months. The lease is accounted for as a capital lease. The gain of $52,643 on this transaction was amortized over the term of the lease.

 (6) LONG-TERM DEBT

     Long-term debt consists of the following:

         Note payable to bank with interest at 2.0% above the prime rate as published in the Wall Street Journal (7.75% at June 30, 1999), payable in monthly installments of $2,707 plus accrued interest with unpaid principal balance due June 14, 2001; secured by certain equipment of
         KLI                                                                       $ 58,362
             Less current installments                                               27,657
                                                                                     ------
             Long-term debt, excluding current installments                        $ 30,705
                                                                                     ======

     The aggregate maturities of long-term debt for the periods ending June 30, 2001 are as follows: 2000, $27,657 and 2001, $30,705.

 (7) INCOME TAXES

     Income tax expense (benefit) for the years ending June 30, 1999 and June 30, 1998 consists of:

                                      CURRENT      DEFERRED       TOTAL
                                      -------      --------       -----
         1999:
            Federal               $        -           (153)        (153)
            State                          -            (34)         (34)
                                    ----------     --------     --------
                                  $        -           (187)        (187)
                                    ==========      =======      =======
         1998:
            Federal                        -         40,791       40,791
            State                          -          9,178        9,178
                                    ----------      -------      -------
                                  $        -         49,969       49,969
                                    ==========       ======       ======

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(7)  INCOME TAXES, CONTINUED

     Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                          1999         1998
                                                          ----         ----
"Normally expected" income tax expense
   (benefit)                                           $(33,911)       19,919
Increase (decrease) in taxes resulting from:
   Utilization of net operating loss carryforward             -       35,409
   State income taxes, net of Federal income
      tax effect                                         11,127         8,476
   Deduction of items in different periods for
      financial accounting and income tax
      purposes                                           21,477       (14,682)
   Nondeductible meals                                    1,120           847
                                                       --------      --------

       Actual income tax expense (benefit)             $   (187)       49,969
                                                       ========      ========

     The deferred income tax assets and liabilities at June 30, 1999 are comprised of the following:

                                                               CURRENT           NONCURRENT
                                                               -------           ----------
     Allowance for uncollectible accounts receivable         $    5,576                  -
     Marketable securities unrealized loss                        7,758                  -
     Net operating loss carryforwards                            58,015          4,136,290
     Capital loss carryforwards                                       -            145,704
                                                             ----------         ----------

                                                                 71,349          4,281,994

     Less valuation allowance                                    (7,758)        (4,281,994)
                                                             ----------         ----------

     Deferred income tax assets                                  63,591                  -
     Deferred income tax liability - asset basis                      -            (30,993)
                                                             ----------         ----------


        Net deferred income tax assets (liabilities)        $    63,591            (30,993)
                                                            ===========            =======



The Company has available unused net operating loss carryforwards of approximately $12,300,000 which will expire in various periods from 2001 to 2019.

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

(9)  RIGHTS TO PURCHASE STOCK

     Under the bankruptcy plan, the Company issued the following warrants to purchase the Company's common stock which are exercisable within 1 year after June 7, 1999:

         Class A warrants were issued to pre-petition preferred shareholders and creditors which allow the purchase of 1,624,172 shares of common stock. The warrants are exercisable at $1.00 per share.

         Class B warrants were issued to pre-petition common shareholders which allow the purchase of 1,475,973 shares of common stock. The warrants are exercisable at $1.00 per share.

         Upon the exercise of a Class B warrant, a Class C warrant will be issued allowing the purchase of the number of shares of common stock equal to the number of shares purchased upon the exercise of the Class B warrants. Class C warrants are exercisable at $1.75 per share. During the year ended June 30, 1998, 17,500 Class C warrants were issued.

     Of the warrants mentioned above, 17,500 Class B warrants were exercised during the year ended June 30, 1998. At June 30, 1999, there are warrants for 3,100,145 common shares outstanding at an average exercise price of $1.00 per share.

(10) CONCENTRATION OF CREDIT RISK

     At June 30, 1999, KLI maintained a cash balance within a financial institution which exceeded the insured limits of the Federal Deposit Insurance Corporation.

               RECONVERSION TECHNOLOGIES, INC. AND SUBSIDIARY

(11) CONTINGENCY

     The Company has started the process of identifying computer systems and software that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company will have to update two software programs and expects to have final implementation completed during November 1999. The total cost of the program modification is expected to be less than $5,000.

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM RECONVERSION TECHNOLOGIES, INC., UPON REQUEST AND PAYMENT OF THE COSTS OF FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX

SECURITIES
AND EXCHANGE
COMMISSION

EXHIBIT NO.   TYPE OF EXHIBIT                                            PAGE NUMBER
-----------   ---------------                                            -----------

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

   21         Subsidiaries of the Registrant                              Item 1

   22         Published Report Regarding Matters Submitted                   N/A
              to Vote of Security Holders

   23         Consents of Experts and Counsel                                N/A

   24         Power of Attorney                                              N/A

   27         Financial Data Schedule                                        N/A

   99         Additional Exhibits                                            N/A