Form 10QSB
period 1999-09-30
RECONVERSION TECHNOLOGIES INC
filed 1999-11-09
CIK 777516

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                      For Quarter Ended: SEPTEMBER 30, 1999


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X No   .
                                                 ---  ---

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 1999 was 9,982,053

Transitional Small Business Disclosure Format (Check one): Yes   No X .
                                                              ---  ---

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                                                           Page
                                                                                                            No.
Part I.       Financial Information

      Item 1. Balance Sheet - September 30, 1999 (unaudited) and June 30, 1999 (audited)                     3

              Statement of Operations -                                                                      4
              Three Months Ended September 30, 1999 and 1998

              Statement of Stockholders' Deficit -                                                           5
              Three Months Ended September 30, 1999

              Statements of Cash Flows -                                                                    6-7
              Three Months Ended September 30, 1999 and 1998

              Notes to Financial Statements -                                                              8-10
              Three Months Ended September 30, 1999 and 1998

      Item 2. Managements Discussion and Analysis of Financial Condition                                   11-12
              and Results of Operations

Part II.      Other Information                                                                             13

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET



                                                                                 September 30,        June 30,
                                                                                     1999              1999
                                                                                  (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $ 106,863        $ 104,968
  Marketable equity securities less allowance of $10,572 and $18,627                   31,938           23,885
  Accounts receivable less allowance of $13,389 and $13,389                            93,576           69,184
  Due from employees                                                                   20,830           20,830
  Prepaid expenses                                                                      5,878            5,878
  Deferred income taxes                                                                41,082           63,591
                                                                                    ---------        ---------
Total current assets                                                                  300,167          288,336
Property and equipment, net                                                           177,567          185,036
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.                100,000          100,000
Goodwill, less accumulated amortization of $11,528 and $9,956                          82,794           84,366
                                                                                    ---------        ---------
                                                                                    $ 660,528        $ 657,738
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                            $  28,390        $  27,657
  Current installments of capital leases payable                                      121,230        $ 122,931
  Accounts payable                                                                     93,223           93,077
  Unresolved bankruptcy claims                                                          7,951            7,951
  Obligations to be paid in common stock                                                   --          250,535
  Accured expenses                                                                     28,524           27,053

                                                                                    ---------        ---------
Total current liabilities                                                             279,318          529,204
Long-term debt and obligations under capital leases less current installments          60,422           73,756
Deferred income tax liability                                                          31,428           30,993

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and              998              998
   outstanding 9,982,053 and 9,982,053 shares
  Paid-in capital                                                                     663,971          663,971
  Retained earnings (deficit)                                                        (375,609)        (390,649)
  Stock issuable under bankruptcy plan                                                     --         (250,535)
                                                                                    ---------        ---------
Total stockholders' deficit                                                           289,360           23,785
                                                                                    ---------        ---------
                                                                                    $ 660,528        $ 657,738
                                                                                    =========        =========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    1999                1998
SALES AND REVENUES                                             $    466,667        $    514,801
COST OF SALES                                                       128,077             185,335
                                                               ------------        ------------
GROSS PROFIT                                                        338,590             329,466

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                       298,538             373,700
  Interest expense                                                    5,151               7,340
  Gain on sale-leaseback                                                 --             (10,529)
  Unrealized (gain) loss on marketable equity securities             (8,053)             (1,813)
                                                               ------------        ------------
                                                                    295,636             368,698
                                                               ------------        ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                  42,954             (39,232)
INCOME TAX EXPENSE (BENEFIT)                                         27,914             (21,480)
                                                               ------------        ------------
NET EARNINGS (LOSS)                                                  15,040             (17,752)
                                                               ============        ============

NET EARNINGS (LOSS) PER SHARE                                  $      0.002        $     (0.002)
                                                               ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                               9,982,053          10,260,749
                                                               ============        ============


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                                                                   Stock Issuable
                                          Common Stock               Paid-in       Accumulated          Under
                                     Shares          Par Value       Capital         Deficit       Bankruptcy Plan      Total
                                     ------          ---------       -------         -------       ---------------      -----
Balance, June 30, 1999              9,982,053       $     998       $ 663,971       $(390,649)       $ (250,535)      $  23,785
Stock issued under Bankruptcy
 Plan                                                                                                   250,535         250,535
Net income                                                                             15,040                            15,040
                                    ---------       ---------       ---------       ---------        ----------       ---------
Balance, September 30, 1999         9,982,053       $     998       $ 663,971       $(375,609)       $       --       $ 289,360
                                    =========       =========       =========       =========        ==========       =========


See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

                                                              1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         $  15,040        $ (17,752)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                14,751           15,572
  Deferred income taxes                                        22,944          (21,480)
  Amortization of deferred gain on sale-leaseback                  --          (10,529)
  Marketable securities                                        (8,053)          (1,813)
  Accounts receivable                                         (24,392)          30,457
  Prepaid expenses                                                 --            7,500
  Accounts payable and accrued expenses                         1,617           17,167

                                                            ---------        ---------
Net cash provided by (used in) operating activities            21,907           19,122
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                         (5,710)            (348)
                                                            ---------        ---------
Net cash provided by (used in) investing activities            (5,710)            (348)
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Repayment of long-term debt and capital leases              (14,302)         (10,017)
  Loans to related parties                                         --          (10,000)

                                                            ---------        ---------
Net cash provided by (used in) financing activities           (14,302)         (20,017)
                                                            ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,895           (1,243)
CASH AND CASH EQUIVALENTS, beginning of period                104,968          124,746
                                                            ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                    $ 106,863        $ 123,503
                                                            =========        =========

See accompanying notes to consolidated financial statements.
                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
(CONTINUED)

                                                                            1999           1998

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                $  5,151       $  7,340
  Income taxes                                                            $    842       $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for liabilities to be paid in stock              $250,535       $     --


See accompanying to consolidated financial statements.

RECONVERSION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1999, which is included in the Company's Form 10-KSB for the year ended June 30, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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


B.       MARKETABLE SECURITIES

         As of September 30, 1999, the Company has an investment in marketable equity securities that are classified as trading securities whose cost of $42,511 exceeded the fair value of the securities by $10,572. Income in the amount of $8,053 has been recognized to account for the change in value of the marketable securities during the three-month period ended September 30, 1999. Income in the amount of $1,813 was recognized in the corresponding prior year period.


C.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the three months ended September 30, 1999, the Company reduced capital leases and other long-term obligations by $14,302.


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

         Income tax expense (benefit) for the three months ended September 30, 1999 and 1998 consisted of current state income taxes in the amount of $4,970 and deferred income taxes in the amount of $22,944 during the three months ended September 30, 1999 and deferred income tax in the amount of $(21,480) during the three months ended September 30, 1998.

         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                   1999            1998

         "Normally expected" income tax (benefit)                $ 14,604        $(13,339)
         Increase (decrease) in taxes resulting from:
              State income taxes, net of Federal income
                tax effect                                          5,666          (3,001)
              Adjust state net operating loss carryforward         10,656              --
              Nondeductible meals and entertainment                   342              --
              Change in valuation allowance                        (3,354)         (5,140)
                                                                 --------        --------

                  Actual income tax expense (benefit)            $ 27,914        $(21,480)
                                                                 --------        --------

         The deferred income tax assets and liabilities at September 30, 1999 are comprised of the following:

                                                                   CURRENT          NONCURRENT

         Allowance for uncollectible accounts receivable         $     5,577                 --
         Allowance for unrealized loss on marketable
              Securities                                               4,403                 --
         Capital loss carryforwards                                       --            145,704
         Net operating loss carryforwards                             35,505          4,136,290
                                                                 -----------        -----------
                                                                      45,485          4,281,994
         Less valuation allowance                                     (4,403)        (4,281,994)
                                                                 -----------        -----------

         Deferred income tax asset                                    41,082                 --
         Deferred income tax liability - asset basis                      --            (31,428)
                                                                 -----------        -----------

              Net deferred income tax assets (liabilities)       $    41,082            (31,428)
                                                                 -----------        -----------


E.       RIGHTS TO PURCHASE STOCK

         As of September 30, 1999, there were Class A warrants issued which allow the purchase of 1,624,172 shares of the common stock of the Company at $1.00 per share, Class B warrants issued which allow the purchase of 1,475,973 shares of the common stock of the Company at $1.00 per share and Class C warrants issued which allow the purchase of 17,500 shares of the common stock of the Company at $1.75 per share. The warrants all expire on June 7, 2000.

         Upon the exercise of a Class B warrant, a Class C warrant will be issued allowing the purchase of a like number of shares at $1.75 per share. There were no warrants exercised during the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

         On March 23, 1995, Reconversion Technologies, Inc.,
         Debtor-in-Possession ("RETEK"), a Delaware corporation, filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

         As of September 30, 1999, the Company had working capital in the amount of $20,849, as compared to a working capital deficit at June 30, 1999 in the amount of $240,868. The Company issued the remaining shares due pursuant to their bankruptcy plan, which retired the balance of the obligations to be paid in common stock, in the amount of $250,535. This accounts for the main working capital improvement. The Company expects to utilize earnings to provide its other working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings and lease financing. The Company installed new gas chromatography/mass spectrometry equipment, which will be used in the test confirmation process during October 1999. The equipment cost of $68,768 was seller financed over four years.


B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

         Total revenues decreased $48,134 (9%) during the three months ended September 30, 1999 as compared to the same three-month period ended September 30, 1998. During the three month period ended September 30, 1999, the Company recognized a gross profit margin of 73% as compared to 64% during the same year earlier period.

         The Company's decreased revenue is primarily the result of the Company's customers experiencing less employment turnover. A large portion of the Company's revenue is based upon initial test procedures performed for new employees of its customers. The improved gross profit as a percentage of sales is due primarily to lower delivery costs and lower screen costs. The Company expects its operations to continue at the current levels.

                            OTHER EXPENSE AND INCOME

         The selling, general and administrative expenses of the Company decreased $75,162 (20%) during the three months ended September 30, 1999 as compared to the same year earlier period. Approximately $45,000 of this decrease is from a reduction in the legal and accounting costs associated with completion of the bankruptcy plan. The remaining decrease is a result of lower moving expense of $6,000, lower service contract costs of $8,000, lower travel costs of $6,000 and a reduction in other items which totals $10,000. Selling, general and administrative expenses were 64% of revenues during the three-month period ended September 30, 1999 as compared to 73% during the same year earlier period.

         Other expense includes interest expense incurred during the three months ended September 30, 1999 in the amount of $5,151 as compared to $7,340 in the same year earlier period.

         Other income includes $10,529 from amortization of the deferred gain realized in the sale-leaseback transaction during the three months ended September 30, 1998. The sale-leaseback transaction was entered into during the quarter ended December 31, 1997.

         During the three months ended September 30, 1999, the Company recognized an unrealized gain from their marketable equity securities in the amount of $8,053. During the same year earlier period, the Company recognized a gain in the amount of $1,813.

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

                                            RECONVERSION TECHNOLOGIES, INC.



         Date:    November 8, 1999          By:  /s/ Joel C. Holt
                                                 Joel C. Holt, President and
                                                 Principal Accounting Officer