Form 10QSB
period 1999-12-31
RECONVERSION TECHNOLOGIES INC
filed 2000-02-11
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: DECEMBER 31, 1999


                         Commission File Number: 0-23100



                         RECONVERSION TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)



        DELAWARE                                                 22-2649848
(State of Incorporation)                                    (IRS Employer ID No)


          30 GARFIELD STREET, SUITE B, ASHEVILLE, NORTH CAROLINA 28803
                    (Address of principal executive office)


         2 HENDERSONVILLE ROAD, SUITE E, ASHEVILLE, NORTH CAROLINA 28803
                 (Former address of principal executive office)


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of December 31, 1999 was 10,607,053.

Transitional Small Business Disclosure Format (Check one): Yes     No  X  .

                         RECONVERSION TECHNOLOGIES, INC.

                                      INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.       Financial Information

      Item 1. Balance Sheet - December 31, 1999 (unaudited) and June 30, 1999 (audited)                      3

              Statement of Operations -                                                                      4
              Three and Six Months Ended December 31, 1999 and 1998

              Statement of Stockholders' Deficit -                                                           5
              Six Months Ended December 31, 1999

              Statements of Cash Flows -                                                                    6-7
              Six Months Ended December 31, 1999 and 1998

              Notes to Financial Statements -                                                              8-10
              Six Months Ended December 31, 1999 and 1998

      Item 2. Managements Discussion and Analysis of Financial Condition                                   11-12
              and Results of Operations

Part II.      Other Information                                                                             13

RECONVERSION TECHNOLOGIES, INC.

BALANCE SHEET

                                                                                   December 31,         June 30,
                                                                                        1999              1999
                                                                                    (Unaudited)        (Audited)
                                                                                     ---------         ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $ 106,405         $ 104,968
  Marketable equity securities
                                                                                        74,936            23,885
  Accounts receivable less allowance of $13,389 and $13,389
                                                                                        47,102            69,184
  Due from employees
                                                                                        20,830            20,830
  Prepaid expenses
                                                                                       205,878             5,878
  Deferred income taxes
                                                                                        50,337            63,591
                                                                                     ---------         ---------
Total current assets
                                                                                       505,488           288,336
Property and equipment, net
                                                                                       242,428           185,036
Due from Liquidating Trust of Reconversion Technologies of Texas, Inc.
                                                                                       100,000           100,000
Goodwill, less accumulated amortization of $13,100 and $9,956
                                                                                        81,222            84,366
                                                                                     ---------         ---------
                                                                                     $ 929,138         $ 657,738
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt                                             $  29,142         $  27,657
  Current installments of capital leases payable                                       132,966         $ 122,931

  Accounts payable
                                                                                       122,650            93,077
  Unresolved bankruptcy claims
                                                                                         7,951             7,951
  Obligations to be paid in common stock
                                                                                          --             250,535
  Accrued expenses
                                                                                        25,372            27,053

                                                                                     ---------         ---------
Total current liabilities
                                                                                       318,081           529,204
Long-term debt and obligations under capital leases less current installments
                                                                                        98,310            73,756
Deferred income tax liability
                                                                                        33,166            30,993

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and
                                                                                         1,061               998
   outstanding 10,607,053 and 9,982,053 shares
  Paid-in capital
                                                                                       913,908           663,971
  Retained earnings (deficit)
                                                                                      (435,388)         (390,649)
  Stock issuable under bankruptcy plan
                                                                                          --            (250,535)
                                                                                     ---------         ---------
Total stockholders' deficit
                                                                                       479,581            23,785
                                                                                     ---------         ---------
                                                                                     $ 929,138         $ 657,738
                                                                                     =========         =========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       DECEMBER 31,                           DECEMBER 31,
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999              1998
                                                              ------------       ------------       ------------       ------------
SALES AND REVENUES                                            $    416,956       $    468,301       $    883,623       $    983,102
COST OF SALES
                                                                   135,781            104,963            263,858            318,825
                                                              ------------       ------------       ------------       ------------
GROSS PROFIT
                                                                   281,175            363,338            619,765            664,277

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense
                                                                   369,009            405,847            667,547            751,020
  Interest expense
                                                                     6,322              7,883             11,473             15,223
  Gain on sale-leaseback
                                                                      --               (7,019)              --              (17,548)
  Sale of marketable equity securities
                                                                    (2,002)             4,865             (2,002)             4,865
  Other income
                                                                                         --                 (332)              (332)
  Unrealized (gain) loss on marketable equity securities
                                                                   (22,858)           (10,965)           (30,911)           (12,778)
                                                              ------------       ------------       ------------       ------------

                                                                   350,471            400,279            646,107            740,450
                                                              ------------       ------------       ------------       ------------
EARNINGS (LOSS) BEFORE INCOME TAXES
                                                                   (69,296)           (36,941)           (26,342)           (76,173)
INCOME TAX EXPENSE (BENEFIT)
                                                                    (9,517)           (22,877)            18,397            (44,357)
                                                              ------------       ------------       ------------       ------------
NET EARNINGS (LOSS)
                                                                   (59,779)           (14,064)           (44,739)           (31,816)
                                                              ============       ============       ============       ============

NET EARNINGS (LOSS) PER SHARE                                 $     (0.006)      $     (0.001)      $     (0.004)      $     (0.003)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             10,190,386         10,844,082         10,086,220         10,552,416
                                                              ============       ============       ============       ============

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED DECEMBER 31, 1999
(UNAUDITED)

                                                                                                       Stock Issuable
                                                  Common Stock              Paid-in      Accumulated        Under
                                             Shares         Par Value       Capital        Deficit     Bankruptcy Plan      Total
                                            ---------      ----------     ----------     ----------      ----------      ----------
BALANCE, June 30, 1999                      9,982,053      $      998     $  663,971     $ (390,649)     $ (250,535)     $   23,785
Stock issued under Bankruptcy
 Plan                                                                                                       250,535         250,535
Common stock issued for
 Director fees                                                     13         49,987                                         50,000
Common stock issued for
 PR contract                                                       50        199,950                                        200,000
Net income (loss)                                                                           (44,739)                        (44,739)
                                            ---------      ----------     ----------     ----------      ----------      ----------
BALANCE, December 31, 1999                  9,982,053      $    1,061     $  913,908     $ (435,388)     $     --        $  479,581
                                            =========      ==========     ==========     ==========      ==========      ==========

See accompanying notes to financial statements.

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)

                                                                   1999                   1998
                                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                              $ (44,739)            $ (31,816)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                     32,370                31,144
  Deferred income taxes                                             15,427               (44,357)
 Amortization of deferred gain on sale-leaseback                      --                 (17,548)
 Common stock issued for services                                   50,000                35,000
  Marketable securities                                            (51,051)               (4,132)
  Accounts receivable                                               22,082                26,332
  Prepaid expenses                                                    --                  11,250
  Accounts payable and accrued expenses                             27,892                38,804

                                                                 ---------             ---------
Net cash provided by (used in) operating activities                 51,981                44,677
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                             (13,723)                 (593)
                                                                 ---------             ---------
Net cash provided by (used in) investing activities                (13,723)                 (593)
                                                                 ---------             ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Repayment of long-term debt and capital leases                   (36,821)              (31,370)
  Loans to related parties                                            --                 (10,000)

                                                                 ---------             ---------
Net cash provided by (used in) financing activities                (36,821)              (41,370)
                                                                 ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,437                 2,714
CASH AND CASH EQUIVALENTS, beginning of period                     104,968               124,746
                                                                 ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                         $ 106,405             $ 127,460
                                                                 =========             =========

See accompanying notes to consolidated financial statements.
                                                                       Continued

RECONVERSION TECHNOLOGIES, INC.


STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)
(CONTINUED)

                                                                                 1999                1998
                                                                               --------            --------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                     $ 11,473            $  7,340
  Income taxes                                                                 $  2,470            $   --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for liabilities to be paid in stock                   $250,535            $   --

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

         On March 23, 1995, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Oklahoma. During the pendency of the bankruptcy, RETEX, Spectrum and RPI discontinued operations. Spectrum and RPI have been liquidated and the remaining asset of RETEX, the Brenham Plant facility, located in Brenham, Texas, is currently held for sale and the Company's share of the proceeds has been valued at $100,000.

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


B.       MARKETABLE SECURITIES

         As of December 31, 1999, the Company has an investment in marketable equity securities that are classified as trading securities whose fair value of $74,096 exceeded the cost of the securities by $12,285. Income in the amount of $30,911 has been recognized to account for the change in value of the marketable securities during the six-month period ended December 31, 1999. Income in the amount of $12,778 was recognized in the corresponding prior year period.


C.       CAPITAL LEASES AND LONG TERM OBLIGATIONS

         During the six months ended December 31, 1999, the Company leased a gas chromatography/mass spectrometry unit with a total capitalized value of $72,894 and reduced capital leases and other long-term obligations by $36,821. A capital lease with a balloon payment due on December 1, 1999 in the amount of $98,000 was extended for an additional six months with monthly payments due in the amount of $2,000. On June 1, 2000, the final payment in the amount of $90,655 will be due.


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

         Income tax expense (benefit) for the six months ended December 31, 1999 and 1998 consisted of current state income taxes in the amount of $2,970 and deferred income taxes in the amount of $15,427 during the six months ended December 31, 1999 and deferred income tax in the amount of $(44,357) during the six months ended December 31, 1998.

         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                        1999                 1998
                                                                      --------             --------
         "Normally expected" income tax (benefit)                     $ (8,956)            $(25,898)
         Increase (decrease) in taxes resulting from:
              State income taxes, net of Federal income
                tax effect                                               6,567               (7,170)
              Adjust state net operating loss carryforward              10,656                 --
              Nondeductible meals and entertainment                        759                 --
              Change in valuation allowance                              9,371              (11,289)
                                                                      --------             --------

                  Actual income tax expense (benefit)                 $ 18,397             $(44,357)
                                                                      ========             ========

         The deferred income tax assets and liabilities at December 31, 1999 are comprised of the following:

                                                                         CURRENT               NONCURRENT
                                                                       -----------             -----------
         Allowance for uncollectible accounts receivable               $     5,576                    --
         Allowance for unrealized loss (gain) on marketable
              securities                                                    (5,117)                   --
         Capital loss carryforwards                                          5,117                 139,753
         Net operating loss carryforwards                                   44,761               4,159,369
                                                                       -----------             -----------
                                                                            50,337               4,299,122
         Less valuation allowance                                             --                (4,299,122)
                                                                       -----------             -----------

         Deferred income tax asset                                          50,337                    --
         Deferred income tax liability - asset basis                          --                   (33,166)
                                                                       -----------             -----------

              Net deferred income tax assets (liabilities)             $    50,337                 (33,166)
                                                                       ===========             ===========

E.       RIGHTS TO PURCHASE STOCK

         As of December 31, 1999, there were Class A warrants issued which allow the purchase of 1,624,172 shares of the common stock of the Company at $1.00 per share, Class B warrants issued which allow the purchase of 1,475,973 shares of the common stock of the Company at $1.00 per share and Class C warrants issued which allow the purchase of 17,500 shares of the common stock of the Company at $1.75 per share. The warrants all expire on June 7, 2000.

         Upon the exercise of a Class B warrant, a Class C warrant will be issued allowing the purchase of a like number of shares at $1.75 per share. There were no warrants exercised during the six months ended December 31, 1999.

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

         As of December 31, 1999, the Company had working capital in the amount of $187,407, as compared to a working capital deficit at June 30, 1999 in the amount of $240,868. The Company issued the remaining shares due pursuant to their bankruptcy plan, which retired the balance of the obligations to be paid in common stock, in the amount of $250,535 and issued common stock valued at $200,000 as consideration for a prepaid one-year financial consulting contract. The contract will expire on December 31, 2000. These items account for the main working capital improvement. The Company expects to utilize earnings to provide its other working capital requirements.

         The Company's capital expenditure requirements are not significant and can be met from the working capital generated by net earnings and lease financing. The Company installed new gas chromatography/mass spectrometry equipment, which will be used in the test confirmation process during October 1999. The equipment cost of $72,894 was seller financed over four years.


B.       RESULTS OF OPERATIONS

         The Company operates solely as a forensic urine drug screening and confirmatory testing laboratory and has no other operating segments.


                             SALES AND COST OF SALES

         Total revenues decreased $99,479 (10%) during the six months ended December 31, 1999 as compared to the same six-month period ended December 31, 1998. During the six month period ended December 31, 1999, the Company recognized a gross profit margin of 70% as compared to 75% during the same year earlier period.

         The Company's decreased revenue is primarily the result of the Company's customers experiencing less employment turnover. A large portion of the Company's revenue is based upon initial test procedures performed for new employees of its customers. The Company expects its operations to continue at the current levels.

                            OTHER EXPENSE AND INCOME

         The selling, general and administrative expenses of the Company decreased $83,473 (11%) during the six months ended December 31, 1999 as compared to the same year earlier period. Approximately $66,000 of this decrease is from a reduction in the legal, accounting and other professional service costs associated with completion of the bankruptcy plan. The remaining decrease is a result of lower administrative costs at the lab. Selling, general and administrative expenses were 76% of revenues during the six-month period ended December 31, 1999 during the same year earlier period.

         Other expense includes interest expense incurred during the six months ended December 31, 1999 in the amount of $11,473 as compared to $15,223 in the same year earlier period.

         Other income includes $17,548 from amortization of the balance of the deferred gain realized in the sale-leaseback transaction during the six months ended December 31, 1998. The sale-leaseback transaction was entered into during the quarter ended December 31, 1997.

         During the six months ended December 31, 1999, the Company recognized an unrealized gain from their marketable equity securities in the amount of $30,911. During the same year earlier period, the Company recognized a gain in the amount of $12,778. During the six months ended December 31, 1999, the Company recognized a gain of $2,002 from the sale of marketable securities.

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

                                             RECONVERSION TECHNOLOGIES, INC.



Date: February 10, 2000                      By:  /s/ Joel C. Holt
                                                  Joel C. Holt, President and
                                                  Principal Accounting Officer