Form 10QSB
period 2000-03-31
LOGISOFT CORP
filed 2000-05-22
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2000


                         Commission File Number: 0-23100


                                   LOGISOFT CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        DELAWARE                                                 22-2649848
--------------------------------------------------------------------------------
(State of Incorporation)                                    (IRS Employer ID No)

                     375 Woodcliff Drive, Fairport, NY  14450
        ----------------------------------------------------------------
                      (Address of principal executive office)


                                  (716) 249-8600
                         ------------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of May 12, 2000 was 30,452,553.

Transitional Small Business Disclosure Format (Check one): Yes       No  X

                                 LOGISOFT CORP.

                                      INDEX
                                                                            Page
                                                                            No.
                                                                            ----
Part I.   Financial Information

Item 1.   Financial Statements (unaudited)                                    3

          Balance Sheet -
          March 31, 2000 (unaudited) and December 31, 1999                    3

          Statement of Income and Operations -
          Three months ended March 31, 2000 and 1999 (unaudited)              5

          Statements of changes in Stockholders' Equity March 31, 2000
          (unaudited)                                                         6

          Statement of cash flows -
          Three months ended March 31, 2000 and 1999 (unaudited)              7

          Notes to Financial Statements -
          Three months ended March 31, 2000 and 1999 (unaudited)              8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          18

Item 3.   Qualitative and Quantitative Disclosures about Market Risk         27

Part II.  Other Information                                                  28

Item 2.   Changes in Securities and use of Proceeds                          28

Item 6.   Exhibits and reports on Form 8-K                                   28

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                 LOGISOFT CORP.
                                 --------------
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------


                                              December 31,   March 31,
                                              -------------  ----------
                                                  1999          2000
                                              -------------  ----------
                                                             (unaudited)
                   ASSETS
--------------------------------------------

CURRENT ASSETS:
  Cash and equivalents                        $      59,550  $5,040,519
  Accounts receivable                             1,003,495     988,958
  Note receivable                                         -     720,000
  Due from officer                                    6,909           -
  Unbilled revenues                                  12,000      20,000
  Inventory                                           6,542       9,858
  Prepaid expenses and other current assets           4,884      13,474
  Deferred tax asset                                 37,640      37,640
                                              -------------  ----------

      Total current assets                        1,131,020   6,830,449
                                              -------------  ----------



PROPERTY AND EQUIPMENT, net                         367,041     376,641
                                              -------------  ----------



OTHER ASSETS:
  Intangible assets, net                             11,424   1,969,035
  Other assets                                            -      28,684
                                              -------------  ----------

                                                     11,424   1,997,719
                                              -------------  ----------



                                              $   1,509,485  $9,204,809
                                              =============  ==========

                                 LOGISOFT CORP.
                                 --------------
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------
                                  (CONTINUED)
                                  -----------


                                                      December 31,    March 31,
                                                     --------------  -----------
                                                          1999          2000
                                                     --------------  -----------
                                                                     (unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

  CURRENT LIABILITIES:
    Line-of-credit                                   $     350,000   $  400,000
    Current portion of long-term debt                        9,428        8,400
    Note payable - officer                                  12,000            -
    Accounts payable                                       628,000      399,558
    Accrued expenses and other current liabilities         389,529      159,915
    Advanced billings                                       14,800       23,900
                                                     --------------  -----------



        Total current liabilities                        1,403,757      991,773

  LONG-TERM DEBT, net of current portion                   199,736      197,167

  DEFERRED TAX LIABILITY                                    19,354       27,831
                                                     --------------  -----------

        Total liabilities                                1,622,847    1,216,771
                                                     --------------  -----------

  MINORITY INTEREST                                          1,002            -
                                                     --------------  -----------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $2.75 par value, 2,000,000
      shares authorized, no shares issued                        -            -
    Common stock, $.0001 par value, 60,000,000
      shares authorized, 12,000,000
      and 30,434,553 shares issued
      and outstanding, respectively                          1,200        3,044
    Additional paid-in capital                             264,550    8,342,706
    Retained earnings                                     (379,112)    (357,712)
                                                     --------------  -----------

                                                          (113,362)   7,988,038
    Less:  Minority interest                                (1,002)           -
                                                     --------------  -----------

        Total stockholders' equity                        (114,364)   7,988,038
                                                     --------------  -----------

                                                     $   1,509,485   $9,204,809
                                                     ==============  ===========

The accompanying notes are an integral part of these statements.

                                     LOGISOFT CORP.
                                     --------------
               COMBINED AND CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
               -------------------------------------------------------------
                                      (UNAUDITED)
                                      -----------

                                               Quarter ended March 31,
                                               -----------------------
                                                 1999        2000
                                               ---------  -----------

REVENUE:
  E-commerce/retail                            $550,719   $  924,520
  Strategic internet services                    80,320      266,721
                                               ---------  -----------

    Total revenue                               631,039    1,191,241
                                               ---------  -----------

COST OF REVENUE:
  E-commerce/retail                             467,879      800,259
  Strategic internet services                    69,126      107,228
                                               ---------  -----------

    Total cost of revenue                       537,005      907,487
                                               ---------  -----------

      Gross profit                               94,034      283,754
                                               ---------  -----------

OPERATING EXPENSES:
    Sales and marketing                          65,542      108,411
    General and administrative                   56,768      115,187
    Stock based compensation                          -            -
    Depreciation                                  6,759       11,931
    Amortization                                     87       22,389
                                               ---------  -----------

      Total operating expenses                  129,156      257,918
                                               ---------  -----------

      Income (loss) from operations             (35,122)      25,836
                                               ---------  -----------

OTHER INCOME (EXPENSE):
  Interest expense                               (6,069)     (13,495)
  Interest income                                     -       21,188
  Other                                             325           83
                                               ---------  -----------

                                                 (5,744)       7,776
                                               ---------  -----------

      Income (loss) before income taxes
        and minority interest                   (40,866)      33,612

INCOME TAXES                                       (637)     (12,212)
                                               ---------  -----------

      Income (loss) before minority interest    (41,503)      21,400

MINORITY INTEREST                                18,241        1,002
                                               ---------  -----------

NET INCOME (LOSS)                              $(23,262)  $   22,402
                                               =========  ===========

NET INCOME (LOSS)
  PER COMMON SHARE:
    BASIC AND DILUTED                          $      -   $        -
                                               =========  ===========

The accompanying notes are an integral part of these statements.

                                     LOGISOFT CORP.
                                     --------------
              CONSOLIDTED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                                                  (Unaudited)

                                  Common Stock             Paid-in     Retained    Minority
                                  Shares        Amount     Capital     Earnings    Interest      Total
                                  ------------  -------  -----------  ----------  ----------  -----------
BALANCE, December 31, 1999        12,000,000      1,200      264,550    (379,112)     (1,002)    (114,364)

Issuance of shares in merger      18,434,553      1,844    6,218,156           -           -    6,220,000

Stock issuance costs              -                   -     (120,000)          -           -     (120,000)

Acquisition of eStorefronts
  minority interest               -                   -    1,980,000           -           -    1,980,000

Net income (loss)                 -                   -            -      21,400       1,002       22,402
                                  ------------  -------  -----------  ----------  ----------  -----------

BALANCE, March 31, 2000            30,434,553    $ 3,044  $8,342,706   $(357,712)  $       -   $7,988,038
                                  ============  ========  ===========  ==========  ==========  ===========

                The accompanying notes are an integral part of these statements.

                                   LOGISOFT CORP.
                                   --------------
                 COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                 -------------------------------------------------
                                    (Unaudited)


                                                           Quarter ended March 31,
                                                           -----------------------
                                                              1999        2000
                                                           ---------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(23,262)  $   22,402
  Adjustments to reconcile net income (loss) to
    net cash flow from operating activities:
    Minority interest                                       (18,241)      (1,002)
    Depreciation and amortization                             6,846       34,320
    Deferred taxes                                                -        8,477
    Stock based compensation                                      -            -
    Changes in:
      Accounts receivable                                   (96,661)      14,537
      Inventory                                                 215       (3,316)
      Prepaid expenses and other current assets             (11,609)      (8,590)
      Unbilled revenues, net of advanced billings            23,700        1,100
      Accounts payable                                       82,000     (228,442)
      Accrued expenses                                         (744)    (324,614)
                                                           ---------  -----------

        Net cash flow from (used in) operating activities   (37,756)    (485,128)

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in other assets                                        -      (28,684)
  Purchases of property and equipment                        (3,589)     (21,531)
  Repayments - due from officer                                   -        6,909
                                                           ---------  -----------

        Net cash flow from investing activities              (3,589)     (43,306)
                                                           ---------  -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings on line-of-credit, net                          50,000       50,000
  Repayment of long-term debt                                (3,453)      (3,597)
  Repayments of note payable - officer                            -      (12,000)
  Proceeds from sale of stock                                15,000            -
  Cash acquired in merger transactions                            -    5,500,000
  Stock issuance costs                                             -     (25,000)
                                                           ---------  -----------

        Net cash flow from (used in) financing activities     61,547   5,509,403
                                                           ---------  -----------

CHANGE IN CASH AND EQUIVALENTS                                20,202   4,980,969


CASH AND EQUIVALENTS  - beginning of year                    105,808      59,550
                                                           ---------  -----------

CASH AND EQUIVALENTS - end of year                          $126,010  $5,040,519
                                                           =========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash interest paid                                        $  4,639   $  14,034
                                                           =========  ===========

  Cash taxes paid                                           $    979   $   1,212
                                                           =========  ===========

         The accompanying notes are an integral part of these statements.

                                 LOGISOFT CORP.
                                 --------------
             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------------------
                                   (Unaudited)

(1)  Description of Business

     The  combined  and  consolidated   financial  statements  include  LogiSoft
     Computer Products Corp. (LCP), formerly known as LogiSoft Corp., and eStorefronts.net Corp. (eStorefronts), which are under common control, together the Companies. The shareholders of LCP owned 56% of the shares of eStorefronts through March 10, 2000, when LCP and eStorefronts shares were exchanged in transactions with LogiSoft Corp., formerly known as Reconversion Technologies, Inc. (LogiSoft or the Company), as discussed below. After these transactions, LCP and eStorefronts were wholly-owned subsidiaries of LogiSoft.

     Business -

     Together, LCP and eStorefronts are a full-spectrum Internet business development enterprise. The Companies offer comprehensive strategic Internet services with core competencies being sophisticated interactive web development and domestic/international e-commerce solutions. Additionally, the Companies develop and operate a variety of e-commerce/retail businesses through subsidiaries and strategic partnerships that leverage their knowledge of technology, e-commerce and Internet marketing.

     The Companies provide comprehensive, sophisticated Internet capabilities to both traditional middle market and pure e-business companies. LCP provides up front planning with our strategic consulting services, custom front-end architecture and web development as well as comprehensive back end support upon web site completion. LCP's competitive advantage is the unique ability to deliver these services on a global scale which includes a proprietary e-commerce solution that allows for transactions in multiple languages and currencies, settlement in multiple countries and multiple transactions methods - all automated and updated in real time.

     LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. In 1996, LCP launched its Internet division, "LogiSoft Interactive" or "LGI", and found immediate success, winning both local and national awards in 1997. In 1999, LogiSoft Interactive completed its development of a proprietary e-commerce platform that enables it to roll out turn-key domestic and international websites that allow companies to penetrate international markets on a cost effective basis. The software and hardware solutions business is being migrated to an internet based platform. eStorefronts partners with both traditional and pure web-based businesses to take businesses to the Internet. It participates in the development and execution of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

     Merger Transactions -

     On March 10, 2000, LCP was acquired by Reconversion Technologies, Inc. (now known as LogiSoft), a public shell company registered in Delaware in a reverse triangular merger, in which the shareholders of LCP received 7,500,000 shares of LogiSoft for all of the outstanding common stock of LCP. For accounting purposes, this transaction has been recorded as an issuance of stock by LCP in exchange for the assets of LogiSoft. At the time of acquisition, LogiSoft had no operations and its assets consisted of $5,500,000 in cash and a note receivable for $720,000. Effective May 1, 2000, Reconversion Technologies, Inc. changed its name to LogiSoft Corp. and its ticker symbol to 'LGST' to better reflect its business.

     Consistent with the accounting for this transaction as an issuance of shares by LCP for the assets of LogiSoft, the historical financial statements of LCP replace those of the legal issuer, LogiSoft, and the assets and activity of LogiSoft are included in the consolidated financial statements of the Company from March 10, 2000. The Company will maintain LCP's December 31 fiscal year end. LogiSoft's fiscal year end was June 30.

     The $5,500,000 cash in LogiSoft on the date of acquisition represents the proceeds received from the sale of 2,750,000 shares of its stock and the exercise of 2,750,000 existing warrants to purchase registered shares of its common stock at $1 per share by nine unrelated investors on March 9, 2000.

     Also on March 10, 2000 and in conjunction with the LCP transaction, LogiSoft acquired all of the outstanding common stock of eStorefronts for 4,500,000 shares of LogiSoft in a share exchange. LCP shareholders owned 56% of eStorefronts common stock at the time of this transaction. The share exchange between the shareholders of eStorefronts and LogiSoft has been accounted for at historical cost for the 56% of eStorefronts controlled by the LCP shareholders. The acquisition of the minority interest of 44% by LogiSoft has been accounted for using purchase accounting.

     The purchase price of the 44% minority interest in eStorefronts in excess of fair value of net assets acquired has been reflected as goodwill.
     Certain eStorefronts shareholders have assumed key executive management roles in LogiSoft. This goodwill of approximately $1,980,000 is being amortized over its estimated useful life of five years.

     In connection with the merger transactions, shareholders owning 50.4% of the Company including the LCP shareholders, certain eStorefronts shareholders and other investors entered into voting agreements. The agreements are effective for two years from the date of the reverse merger transaction and require the parties to vote to maintain the number of directors of the Company at four and to vote for the two candidates for board of directors seats nominated by (1) the former LCP shareholders and
     (2) certain investors in the 5,500,000 shares issued on March 9, 2000. The pre-transaction shareholders of LCP and eStorefronts occupy the key executive management positions of the Company.

     On March 7, 2000, LogiSoft entered into an agreement for the sale of Keystone Laboratories, Inc. (Keystone), a drug screening and confirmatory testing laboratory business, to its former president for a $720,000 promissory note. Keystone's business was operated in the normal course up to the time of its disposal and was LogiSoft's only operating business at that time. This disposal was a condition precedent to completing the transactions with LCP and eStorefronts.

(2)  Basis and Presentation of Financial Statements
     ----------------------------------------------

     The combined balance sheet as of December 31, 1999 and the unaudited statements of operations and cash flows for the quarter ended March 31, 1999 include the historical combined financial statements of LCP and eStorefronts giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the quarter ended March 31, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of LogiSoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the quarter ended March 31, 2000 includes 56% of the
     eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable are recorded as proceeds from the issuance of 18,434,553 shares of LCP on March 10, 2000.

     The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 8-K filed on May 22, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 2000, the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

     All  significant   intercompany   accounts  and   transactions   have  been
     eliminated.

     Revenue Recognition and Related Expenses -

     Revenue from uncollateralized e-commerce/retail sales is recognized upon passage of title of the related goods to the customer.

     Strategic internet services revenue is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts.

     Cost of revenue for the e-commerce/retail business is comprised primarily of the purchased cost of products sold.

     Cost of revenue for strategic internet services consists primarily of project personnel costs such as salaries, employee benefits and incentive compensation of billable employees and the cost of any third-party hardware or software included in an Internet solution.

     Sales and marketing expenses include product and service research, advertising, brand name promotions, lead-generation activities and shipping/logistics as well as salaries, employee benefits and incentive compensation of personnel in these functions.

     General and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of personnel responsible for administrative, accounting, legal, human resources functions, the costs of the Company's facilities and other general and administrative expense.

     Cash and Equivalents -

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and equivalents. The Company maintains its cash in bank demand deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

     Inventory -

     Inventory consists of computer hardware and software supplies and is stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     Property  and  Equipment  -

     Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings  and  improvements                       40  years
          Computers  and  office  equipment             3  -  5  years
          Furniture  and  fixtures                           10  years

     The Company reviews quarterly its properties in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss.

     Intangible  Assets  -

     Intangible assets consist of goodwill, deferred financing costs and prepaid licensing fees. Goodwill is being amortized over its estimated useful life of five (5) years. Deferred financing fees are amortized on a straight-line basis over the term of the related mortgage. Prepaid licensing fees are amortized over the estimated useful life of the licensing agreement of five
     (5) years.

     The carrying value of goodwill and other intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates goodwill or other intangibles will not be recoverable, as determined based on future expected cash flows or other fair market value determinations, the Company's carrying value of the goodwill or other intangibles are reduced to fair value.

     Advertising Costs -

     The Company expenses advertising costs as incurred. The Company recorded advertising expense $700 and $3,300 for the quarters ended March 31, 1999 and March 31, 2000, respectively.

     Income Taxes -

     The Company applies the asset and liability approach for financial accounting and reporting purposes for income taxes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

     Net Income (Loss) per Common Share -

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under the provisions of SFAS No. 128 basic net income
     (loss) per share (Basic EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (Diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common shares equivalents then outstanding.

     Weighted average common shares outstanding are as follows:

                                  Quarters Ended
                                     March 31,
                              ----------------------
                                 1999        2000
                              ----------  ----------
     Weighted average shares   10,018,875  14,628,509
     Dilutive potential shares          -     958,765
                               ----------  ----------

     Adjusted weighted
      average shares           10,018,875  15,587,274
                               ==========  ==========

     Fair Value of Financial Instruments -

     The carrying amounts of financial instruments including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

     New Accounting Pronouncements -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133, " which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 for the quarter ending March 31, 2001. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition or results of operations of the Company.

     Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions used in the accompanying combined financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

(3)  Property and Equipment
     ----------------------

     Property  and  equipment  consists  of  the  following:

                                          December 31,    March 31,
                                         --------------  -----------
                                              1999          2000
                                         --------------  -----------

        Land, building and improvements  $     290,531   $  292,945
        Computers and office equipment         163,946      182,221
        Furniture and fixtures                  16,584       17,426
                                         --------------  -----------

                                               471,061      492,592

        Less: Accumulated depreciation        (104,020)    (115,951)
                                         --------------  -----------

                                         $     367,041   $  376,641
                                         ==============  ===========

(4)     Intangible  Assets
        ------------------

        Intangible assets consist of the following:

                                         December 31,    March 31,
                                        --------------  -----------
                                             1999          2000
                                        --------------  -----------

        Goodwill                        $           -   $1,980,000
        Deferred financing costs                7,147        7,147
        Prepaid licensing fees                  6,000        6,000
                                        --------------  -----------

                                               13,147    1,993,147

        Less: Accumulated amortization         (1,723)     (24,112)
                                        --------------  -----------

                                        $      11,424   $1,969,035
                                        ==============  ===========

(5)  Other Assets
     ------------

     Other assets consists of a deposit paid in March, 2000 relating to a lease agreement for additional office space.

(6)  Financing Arrangements
     ----------------------

     Long-Term  Debt  -

     Long-term  debt  consists  of  the  following:

                                           December 31,  March 31,
                                               1999        2000
                                           ------------  ---------
     Mortgage payable to a bank in
     monthly installments of $1,751,
     including interest at 7.96% through
     October, 2015.                        $   198,154   $195,658

     Capital lease obligation payable in
     monthly installments of $367,
     including interest at 7.00% through
     June, 2002.                                11,010      9,909
                                           ------------  ---------

                                               209,164    205,567

     Less: Current portion                      (9,428)    (8,400)
                                           ------------  ---------

                                               199,736   $197,167
                                           ============  =========

     Line-of-Credit -

     The Company may borrow $400,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1% (9.75% at March 31, 2000), are collateralized by all assets of the Company and are guaranteed by certain shareholders.

(7)  Stockholder's Equity
     --------------------

     Equity  Transactions  -

     All equity transactions have been retroactively restated to reflect the exchange ratios from the March 10, 2000 merger transactions.

     Quarter ended March 31, 2000 -

     As described in Note 1, LCP and eStorefronts entered into transactions with LogiSoft on March 10, 2000. For accounting purposes, these transactions have been reflected as an issuance of 18,434,553 common shares by LCP in exchange for the assets of LogiSoft and the purchase of the 44% minority interest in eStorefronts. Transactions costs of $120,000 were incurred related to the merger transactions which have been recorded as a reduction in paid-in capital.

     Warrants -

     On November 13, 1997, LogiSoft's Disclosure Statement and Plan of Reorganization (the Plan) was confirmed. In connection with the Plan, LogiSoft issued the following warrants to purchase LogiSoft's common stock:

     - Class A warrants to purchase 1,624,172 shares of common stock at $1 per share exercisable through June 7, 2000.
     - Class B warrants to purchase 1,475,973 shares of common stock at $1 per share exercisable through June 7, 2000.
     - Upon the exercise of a Class B warrant, a Class C warrant will be issued allowing the purchase of the number of shares of common stock equal to the number of shares purchased upon exercise of the Class B warrants. Class C warrants are exercisable at $1.75 per share through December 7, 2000.

     In the quarter ended March 31, 2000 and prior to the merger transactions, 227,500 Class A warrants were exercised and an additional 1,300,000 Class B warrants were issued under the Plan. These Class B warrants and 1,450,000 of the previously issued Class B warrants were exercised as a part of the sale of 2,750,000 shares of LogiSoft on March 9, 2000 in conjunction with the merger transactions.

     The exercise of the 2,750,000 Class B warrants resulted in the issuance of the same number of Class C warrants, which are exercisable at $1.75 per share on or before December 7, 2000.

     At March 31, 2000, Class A and B warrants to purchase 1,422,145 shares and Class C warrants to purchase 2,767,500 shares were outstanding.

     Preferred Stock -

     The Company has authorized the issuance of 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75.

     A 6% cumulative dividend is payable quarterly to stockholders of record in the last day of the month prior to the dividend date. The Series A stock has a liquidation preference over the Company's common stock as well as any other classes of stock established by the Company.

     Stock Option Plan -

     In April, 2000, the Company adopted its 2000 Stock Option Plan (the Plan). The Plan is subject to approval by the shareholders. Under the Plan, the Board of Directors is authorized to grant options to purchase up to 3,000,000 shares of the Company's common stock. The Board of Directors is authorized to establish the exercise price and vesting terms of individual grants under the Plan.

(8)  Income Taxes
     ------------

     Income taxes for the quarters ended March 31, 1999 and 2000 have been provided at the effective income tax rate expected for the calendar year.

(9)  Commitments and Contingencies
     -----------------------------

     Lease -

     In March, 2000, the Company entered into an agreement to lease office space under a non-cancelable lease arrangement. The future minimum lease payments required under this lease are as follows:

          2000                   $ 90,376
          2001                    147,740
          2002                    166,012
          2003                    172,104
          2004                    172,104
          Thereafter              143,420
                                 --------

                                 $891,756
                                 ========

     Consulting  -

     During April, 2000, the Company entered into a 12 month non-cancelable consulting agreement requiring monthly payments of $10,000.


(10) Business Segments
     -----------------

     The Company operates in two business segments: e-commerce/retail and strategic internet services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, strategic competencies and marketing strategies.

     A summary of the Company's two business segments are as follows:

Quarter ended March 31, 1999:

                                                   Strategic
                                    e-Commerce/    Internet
                                       Retail      Services    Corporate
                                    ------------  ----------  -----------
     Revenue                        $    550,719  $  80,320   $        -
     Income (loss) from operations         4,026    (37,000)      (2,148)
     Depreciation and amortization         2,167      2,531        2,148
     Identifiable assets                 347,314     91,700      410,953
     Capital expenditures                      -      1,245        2,344

     Quarter ended March 31, 2000:

                                                   Strategic
                                    e-Commerce/    Internet
                                       Retail       Services    Corporate
                                    -------------  ---------  -----------
     Revenue                        $    924,520   $ 266,721  $        -
     Income (loss) from operations       (32,088)     61,910      (3,986)
     Depreciation and amortization        27,627       2,707       3,986
     Identifiable assets               2,890,817     222,500   6,091,492
     Capital expenditures                  8,042      13,489           -

     The loss in e-Commerce/Retail in the quarter ended March, 2000 includes $22,000 of goodwill amortization and is also impacted by seasonably low sales in the first quarter and the cost of additional sales staff hired during the quarter, who were being trained.

     -----------------------------

     The large increase in identifiable assets in the e-commerce segment as of March 31, 2000 is due to the recording of goodwill of $1,980,000 from the purchase of the 44% minority interest in eStorefronts.

     The corporate assets consist primarily of cash and cash equivalents, the note receivable arising from the March, 2000 merger transactions, deferred tax assets, the Company's building and land located in Fairport, NY and certain equipment that is not allocated to the business segments.

(11) Concentrations
     --------------

     Revenue from one customer accounted for 15% and revenue from two customers individually accounted for 12% of total revenue in the quarters ended March 31, 2000 and 1999, respectively.

(12) Note Receivable
     ---------------

     At March 31, 2000, the Company has a non-interest bearing $720,000 note receivable from the sale of a laboratory business by LogiSoft on March 7, 2000, prior to the merger transactions. This note is payable in twelve equal monthly installments of $60,000 and is collateralized by the assets of the business sold.

(13) Pro-forma information (unaudited)
     ---------------------------------

     The following information presents the pro forma results of operations for the Company for the quarters ended March 31, 2000 and 1999 as if the merger transactions had occurred on January 1, 1999:

                                                    Three Months     Three Months
                                                   Ended March 31,  Ended March 31,
                                                         2000            1999
                                                   ---------------  ---------------
     Revenues                                      $    1,191,241   $      631,039
     Income (loss) from operations                 $      (51,164)  $     (134,122)
     Net income (loss)                             $      (55,600)  $     (140,503)

     Per share information:
     Net income (loss) per share:
            Basic and diluted                      $            -   $            -
                                                   ===============  ===============

     Weighted average common shares outstanding:
         Basic and diluted                             30,434,553       30,095,928

     The pro forma information above reflects the amortization of goodwill of $1,980,000 resulting from the acquisition of the 44% minority interest in eStorefronts over five (5) years, the elimination of the minority interest in eStorefronts' loss from operations and the weighted average shares amount reflects the number of shares issued in the merger transactions (18,434,553).

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION

THE INFORMATION IN THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ANY STATEMENTS CONTAINED
HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. LOGISOFT'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "LIQUIDITY AND CAPITAL RESOURCES" BELOW, AS WELL AS "RISK FACTORS" INCLUDED IN LOGISOFT'S FORM 8-K/A DATED MAY 22, 2000, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO LOGISOFT AS OF THE DATE HEREOF AND LOGISOFT ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

     Changes  in  Control of LogiSoft. Pursuant to the merger of LogiSoft Corp.,
     --------------------------------
formerly known as Reconversion Technologies, Inc., a Delaware corporation ("LogiSoft" or the "Company") and LogiSoft Computer Products Corp., a New York corporation formerly known as LogiSoft Corp. ("LCP") and the share exchange between LogiSoft and eStorefronts.net Corp., a New York corporation ("eStorefronts"), both of which were effective on March 10, 2000 (together, the "Transactions"), control of LogiSoft was acquired by the principals of LCP and eStorefronts. In anticipation of the Transactions, all but one member of LogiSoft's Board of Directors-W. Leo Morris, Clark Bundren, John Sams and Robert Garner-resigned from the Board, effective March 9, 2000. The sole remaining member of the Board, Joel Holt, appointed Robert Lamy, Scott Fox, Alan Kleinmaier(1) and Gene Divine to the Board of Directors of LogiSoft. Joel Holt resigned from the Board effective March 10, 2000. In connection with the Transactions, certain of LCP and eStorefront's shareholders assumed the key officer and executive management positions in LogiSoft. Robert Lamy became President of LogiSoft, Scott Fox became Vice President of Marketing, Robert Ballard became President of LogiSoft's Computer Products division and William Lamy became Director of Technology. Robert Lamy acquired 4,191,750 shares of LogiSoft common stock (13.8%), William Lamy received 2,826,750 shares of LogiSoft common stock (9.3%), Michael Pruitt acquired 2,100,000 shares of LogiSoft common stock (6.9%) and Robert Ballard acquired 907,407 shares of LogiSoft common stock (3.0%).

     Further, Robert Lamy, William Lamy and Robert Ballard ("Purchasers") executed a Voting Agreement with Michael Pruitt, Bruce Goldfarb, Darien Road, Ltd., Michael Cimino, Corsica Marketing, Inc., Avenel Financial Group (together, the "Shareholders") and LogiSoft on March 10, 2000, pursuant to which for a period of up to two (2) years from the date of the Transactions (i) they agreed that LogiSoft would have four (4) directors or such greater number as the Purchasers and the Shareholders would unanimously agree; (ii) the Purchasers agreed to vote in favor of the election as directors of LogiSoft, two persons nominated by the Shareholders; and (iii) the Shareholders agreed to vote in favor of the election as directors of LogiSoft, two persons nominated by the Purchasers. In addition, the Purchasers and David Wilkerson, Scott Fox, David White, Walter Robb, Carl Mozak and Van Ernst Jakobs Securities have executed a Second Voting Agreement that allows Robert Lamy, William Lamy and Robert Ballard to vote shares of those shareholders for purposes of the determination of the number of directors and election of the individuals nominated, pursuant to the Voting Agreement. As a result, 50.4% of the outstanding common stock of the LogiSoft are controlled under by the Purchasers and Shareholders these voting agreements.

-----------------
(1) Alan Kleinmaier resigned from the LogiSoft Board on April 27, 2000 and the seat on the Board remains vacant.

ACQUISITION  OR  DISPOSITION  OF  ASSETS

     Keystone  Sale.     The  majority  shareholders  of  LCP  and  eStorefronts
     --------------
required as a pre-condition of the Transactions that LogiSoft sell its wholly-owned subsidiary, Keystone Laboratories, Inc. ("KLI"). KLI is a forensic urine drug screening and confirmatory testing laboratory located in Asheville, North Carolina. Urine laboratory tests are used primarily by employers to detect the use of illegal substances by employees and/or prospective employees. On March 7, 2000, LogiSoft executed a Purchase and Sale Agreement to sell all of its issued and outstanding shares of the capital stock of KLI. Joel Holt, a former president of LogiSoft and a director of LogiSoft until the closing of the Transactions, purchased KLI from LogiSoft for a purchase price of $720,000. At the closing of the KLI sale on March 9, 2000, Mr. Holt issued a promissory note (the "Note") in the principal amount of the purchase price, payable in twelve
(12) equal monthly installments of $60,000 each, commencing April 1, 2000. The purchase price for KLI was determined as a result of arms-length negotiations between Mr. Holt and the LogiSoft Board of Directors. (2)

     New  Capital.     The  majority  shareholders  of LCP and eStorefronts also
     ------------
required as part of the Transactions that LogiSoft have at least $5,000,000 in cash equity at the closing of the Transactions. To meet this pre-condition, LogiSoft issued 5,500,000 shares of LogiSoft common stock at a purchase price of $1.00 per share to nine (9) unrelated investors on March 9, 2000. Thus, at the time of the closing of the Transactions, LogiSoft's assets consisted of $5,500,000 in cash equity plus the Note, and LogiSoft maintained no operations.

     LCP  Merger.     On March 10, 2000, LogiSoft consummated a merger with LCP.
     -----------
Pursuant to the Agreement and Plan of Reorganization, a wholly-owned New York subsidiary of LogiSoft was merged with and into LCP in a reverse triangular merger, the surviving corporation of the merger, becoming a wholly-owned subsidiary of LogiSoft (the "LCP Merger"). Prior to the LCP Merger, Robert Lamy, William Lamy, Robert Ballard and Michael Pruitt were the sole shareholders of LCP. Upon consummation of the LCP Merger, all of the outstanding common stock of LCP was converted into 7,500,000 shares of LogiSoft common stock. The conversion ratio of LCP stock into LogiSoft stock was determined as a result of arms-length negotiations between unrelated parties and was based upon a review of financial statements, business plans and the recent valuations placed on e-commerce companies.

     eStorefronts Exchange.     On March 10, 2000, LogiSoft also consummated the
     ---------------------
acquisition of eStorefronts, an affiliate of LCP. Pursuant to the Agreement and Plan of Reorganization, LogiSoft exchanged 4,500,000 shares of LogiSoft common stock for all of the issued and outstanding shares of eStorefronts' common stock (the "eStorefronts Exchange"). Prior to the eStorefronts Exchange, the shareholders of eStorefronts were Robert Lamy, William Lamy, Robert Ballard, Walter Robb, James Tusty, David White, Scott Fox, David Wilkerson, Jeff Sorenson and Matthew Bailey. Upon consummation of the eStorefronts Exchange, eStorefronts became a wholly-owned subsidiary of LogiSoft. The conversion ratio of eStorefronts stock into LogiSoft stock was determined as a result of arms-length negotiations between unrelated parties and was based upon a review of financial statements, business plans and the recent valuations placed on e-commerce companies.

     Effective  May  1,  2000,  LogiSoft  changed  its  name  from  Reconversion
Technologies,  Inc.  to  LogiSoft  Corp.  to  better  reflect  its  business.

-------------
(2) The prior audited financial results of KLI, together with the evaluation of expected future results, were the primary factors utilized in determining the purchase price.

Overview

     On March 10, 2000 and following the Transactions, LCP and eStorefronts, two emerging Internet, e-commerce and technology solutions/service companies, became wholly-owned subsidiaries of LogiSoft, a public shell company. At the time of the Transactions, LCP shareholders owned 56% of eStorefronts common stock.

     The LCP Merger has been accounted for as an issuance of stock by LCP for the assets of LogiSoft. The share exchange between the shareholders of eStorefronts and LogiSoft has been accounted for at historical cost for the 56% of eStorefronts controlled by the LCP shareholders. Accordingly, the historical combined financial statements of LCP and eStorefronts replace those of LogiSoft. The acquisition of the 44% minority interest in eStorefronts has been recorded at the fair value of the shares issued to the eStorefronts minority shareholders, resulting in goodwill of $1,980,000, which is being amortized over its estimated useful life of five years.

     The Company is a full-spectrum Internet business development enterprise that offers comprehensive strategic Internet services with its core competencies being sophisticated Interactive web development and domestic/international e-commerce solutions. Additionally, LogiSoft develops and operates a variety of e-commerce/retail businesses through subsidiaries and strategic partnerships that leverage its knowledge of technology, e-commerce and Internet marketing.

     LogiSoft operates its business through its two wholly-owned subsidiaries. LCP, which encompasses the Computer Products division and the Strategic Internet Services ("LogiSoft Interactive" or "LGI") and eStorefronts, which contains the company's e-commerce activities.

     Our global e-business solutions provide comprehensive, sophisticated Internet capabilities to both traditional middle market and pure e-business companies. LogiSoft Interactive provides up front planning with our strategic consulting services, custom front-end architecture and web site development as well as comprehensive back end support upon web site completion. LGI's competitive advantage is the unique ability to deliver these services on a global scale which includes a proprietary e-commerce solution that allows for transactions in multiple languages and currencies, settlement in multiple countries and in multiple transaction methods - all automated and updated in real time.

     LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. This business is operated as LogiSoft Computer Products ("Computer Products"). Computer Products has grown consistently for the past 10 years and is being migrated to an Internet-based platform.

     In 1996, LCP launched its Internet division, LGI, and found immediate success, winning both local and national awards in 1997. In 1999, the LGI completed its development of a proprietary e-commerce platform that enables it to roll out turn-key domestic and international web sites that allow companies to penetrate international markets on a cost-effective basis.

     eStorefronts partners with traditional and pure web-based businesses to take businesses to the Internet. It participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

     LogiSoft's goal is to become a best in class provider of true vertically integrated global web solutions for middle market companies (sub Fortune 500).

     The equity funding raised by the Company in connection with the transactions discussed above will allow the Company to aggressively pursue its Internet and e-commerce growth strategy through expansion of our client base and headcount and increased investment in our engagement methodology, product/solution development and brand awareness. The impact of the transactions on the Company's operations for the quarter ended March 31, 2000 was not significant because they were consummated during March 2000.

     In the first quarter of fiscal 2000, operating margins and profitability improved, despite the amortization charge of $22,000. However, investments in infrastructure to support the implementation of our business plan will make short-term profitability a challenge during this year of transition.

BASIS  AND  PRESENTATION  OF  FINANCIAL  STATEMENTS

     The Company will maintain LCP's December 31 fiscal year end. LogiSoft's fiscal year end was June 30.

     The combined balance sheet as of December 31, 1999 and the unaudited combined statements of operations and cash flows for the quarter ended March 31, 1999 include the historical combined financial statements of LCP and eStorefronts, giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the quarter ended March 31, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of LogiSoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the quarter ended March 31, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable are recorded as proceeds from the issuance of 18,434,553 shares of LCP on March 10, 2000.

Presentation  of  information  in  the  financial  statements

     Revenues from uncollateralized e-commerce/retail sales are recognized upon passage of title of the related goods to the customer.

     Strategic Internet services revenues are recognized on a percentage of completion basis for fixed fee contracts based on the ratio of costs incurred to total estimated costs for individual projects. Revenues are recognized as services are performed for time and material contracts.

     Costs of revenues for our e-commerce/retail business are comprised primarily of the purchased cost of products sold.

     Cost of revenues for strategic Internet services consist primarily of project personnel costs such as salaries, employee benefits and incentive compensation of billable employees and the cost of any third-party hardware or software included in an Internet solution.

     Sales and marketing expenses include product and service research, advertising, brand name promotions and lead-generation activities, shipping/logistics as well as salaries, employee benefits and incentive compensation of personnel in these functions.

     General and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of personnel responsible for administrative, accounting, legal, human resources functions, the costs of the company's facilities and other general and administrative expense.

RESULTS  OF  OPERATIONS

Comparison  of  the  Three  Months  Ended  March  31,  2000  and  March 31, 1999

                                         THREE MONTHS ENDED      THREE MONTHS ENDED
                                         MARCH       MARCH       MARCH       MARCH
                                          1999        2000        1999        2000
                                       ----------  ----------  ----------  ----------
REVENUES:
e-commerce/retail revenues               550,719     924,520      87.3%      77.6%
Strategic Internet services               80,320     266,721      12.7%      22.4%
                                       ----------  ----------  ----------  ----------
TOTAL REVENUE                            631,039   1,191,241     100.0%     100.0%

COST OF REVENUES:
e-commerce/retail costs                  467,879     800,259      74.1%      67.2%
Project personnel costs                   69,126     107,228      11.0%       9.0%
                                       ----------  ----------  ----------  ----------
TOTAL COST OF REVENUES                   537,005     907,487      85.1%      76.2%

GROSS PROFIT                              94,034     283,754      14.9%      23.8%

OPERATING EXPENSES:
Sales and marketing                       65,542     108,411      10.4%       9.1%
General and administrative                56,768     115,187       9.0%       9.7%
Stock based compensation                       -           -       0.0%       0.0%
Depreciation                               6,759      11,931       1.1%       1.0%
Amortization                                  87      22,389       0.0%       1.9%
                                       ----------  ----------  ----------  ----------

Total operating costs                    129,156     257,918      20.5%      21.7%

OPERATING INCOME                         (35,122)     25,836      -5.6%       2.2%

Interest expense                          (6,069)    (13,495)     -1.0%      -1.1%
Interest income                                -      21,188       0.0%       1.8%
Other income / (expense)                     325          83       0.1%       0.0%
                                       ----------  ----------  ----------  ----------

Income before taxes                      (40,866)     33,612      -6.5%       2.8%

Income taxes provision (benefit)             637      12,212       0.1%       1.0%
                                       ----------  ----------  ----------  ----------

Income before minority interest          (41,503)     21,400      -6.6%       1.8%

Minority interest in (income) / loss      18,241       1,002       2.9%       0.1%
                                       ----------  ----------  ----------  ----------

NET INCOME                               (23,262)     22,402      -3.7%       1.9%
                                       ==========  ==========  ==========  ==========

REVENUES. Revenues increased $560,202 or 89% to $1,191,241 for the quarter ended March 31, 2000 from $631,039 for the quarter ended March 31, 1999. The increase was attributable to substantial increases in both e-commerce/retail sales and strategic Internet services.

Sales of computer products to industrial, health care and educational markets, increased $373,801 or 68% to $924,520 for the quarter ended March 31, 2000 from $550,719 for the quarter ended March 31, 1999. This increase was due to greater penetration of key accounts, including increased purchases of client licenses by a significant customer as a part of that customer's program to achieve licensing compliance with certain software makers. During the quarter ended March 31, 2000, sales to this customer accounted for approximately 15% of total revenues for the period. The customer's licensing compliance program also resulted in increased sales during the last half of 1999 and is expected be completed in fiscal 2000. Historically, computer products sales in the first quarter have been low compared with other quarters.

Revenues from strategic Internet services revenues increased $186,401 or 232% to $266,721 for the quarter ended March 31, 2000 from $80,320 for the quarter ended March 31, 1999. This revenue growth was due to a significant increase in our client base and an increase in headcount. In the quarter ended March 31, 2000, the number of active engagements for sophisticated web site development more than tripled from the prior year period and the average size of these engagements increased. For the quarter ended March 31, 2000, strategic Internet services revenues represented 22% of total revenues, up from 13% in the quarter ended March 31, 1999 and 14% for the year ended December 31, 1999.

Two e-commerce/retail customers each accounted for 12% of total Company revenues in the quarter ended March 31, 1999.

COST OF REVENUES. Cost of revenues increased $370,482 or 69% to $907,487 for the quarter ended March 31, 2000 from $537,005 for the quarter ended March 31, 1999. The dollar increase was attributable to the higher revenues for both e-commerce/retail and strategic Internet services. As a percentage of revenues, cost of revenues decreased from 85% in the quarter ended March 31, 1999 to 76% in the quarter ended March 31, 2000. The decrease in the cost of revenues as a percentage of revenues is attributable to the strategic Internet services business, where higher billing rates, increased utilization and improvements in efficiency and engagement processes positively impacted margins. During the quarter ended March 31, 2000, the gross margin in the strategic Internet services business was 59% versus 14% for the quarter ended March 31, 1999. Margins for the prior year quarter were depressed as a result of the significant investment in developing the Company's proprietary international e-commerce platform, which resulted in reduced average billing rates realized in the strategic Internet services business.

SALES AND MARKETING. Sales and marketing costs increased $42,869 or 65% to $108,411 for the quarter ended March 31, 2000 from $65,542 for the quarter ended March 31, 1999. The dollar increase was attributable to higher numbers of sales and marketing personnel and increased marketing activities to support the growth of our Computer Products and strategic Internet services businesses. As a percentage of revenues, sales and marketing expenses decreased to 9% in the quarter ended March 31, 2000 from 10% in the year earlier period.

GENERAL AND ADMINISTRATIVE. General and administrative costs increased $58,419 or 103% to $115,187 for the quarter ended March 31, 2000 from $56,768 for the quarter ended March 31, 1999. The dollar increase was attributable to increased headcount, higher compensation and spending on infrastructure to support the growth of the business. As a percentage of revenues, general and administrative expenses increased slightly from 9% in the quarter ended March 31, 1999 to 10% in the quarter ended March 31, 2000.

DEPRECIATION. Depreciation expense increased $5,172 in the quarter ended March 31, 2000 to $11,931 as a result of increased purchases of computer and other equipment to support the growth of the strategic Internet services business and facilities. The company invested $21,531 in capital equipment during the quarter ended March 31, 2000 and $3,589 in the quarter ended March 31, 1999.

AMORTIZATION. Amortization expenses increased $22,302 in the quarter ended March 31, 2000 versus the prior year period as a result of the amortization of the goodwill of $1,980,000 recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense increased from $6,069 for the quarter ended March 31, 1999 to $13,495 for the quarter ended March 31, 2000. This increase was due to higher average outstanding balances on our line-of-credit during the March 2000 quarter as a result of increased investments and the growth of the business. During the quarter ended March 31, 2000, the Company recorded $21,188 in interest income. Investment balances at March 31, 2000 relate to the proceeds of $5,500,000 received as a result of the Transactions.

PROVISION FOR INCOME TAXES. For the quarters ended March 31, 2000 and 1999, net tax provisions were recorded of $12,212 and $637, respectively. The tax charges in Income tax expense represents combined federal and state income taxes. In 1999, we recorded a net tax provision despite the financial statement loss due to non-deductible permanent differences and valuation allowances recorded on deferred tax assets. Our effective tax rate for the quarter ended March 31, 2000 was 36%. Our effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

MINORITY INTEREST. As noted previously, the LCP shareholders owned 56% of eStorefronts common stock prior to the mergers. Accordingly, the combined financial statements reflect the minority interest's portion of the operating losses of eStorefronts for the quarters ended March 31, 1999 and 1998, $1,002 and $18,241, respectively. The loss in 1999 is attributable to the launch of eStorefronts and the costs of development of its initial web-sites.

NET INCOME (Loss). The Company recorded net income of $22,402 for the quarter ended March 31, 2000 versus a net loss of $23,262 for the quarter ended March 31, 1999. The improved results reflect the strong performance of the strategic Internet services business, for which gross margins grew from 14% to 59% and lower net financing costs, offset by lower profitability in the Computer Products division and amortization expenses of $22,000 (non-cash) related to the eStorefronts goodwill. Lower net income in 1999 reflects the investments the Company had undertaken in developing its proprietary international e-commerce platform and in growing its strategic Internet services business.

LIQUIDITY  AND  CAPITAL  RESOURCES

On March 10, 2000, LCP completed a reverse triangular merger with LogiSoft, which for accounting purposes was treated as an issuance of shares by LCP to shareholders of LogiSoft for $5.5 million in cash and a promissory note of $720,000.

The Company may borrow up to $400,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1%, (9.75% at March 31, 2000) are collateralized by all of the assets of the Company and are guaranteed by certain of the Company's shareholders. At March 31, 2000, borrowings under the line-of-credit agreement totaled $400,000, up from $350,000 at December 1999. The line of credit was repaid in April 2000.

The Company also has a mortgage payable to a bank on its office facility in Rochester, NY that houses its Computer Products division and certain administrative functions. The amount outstanding on this mortgage was $195,658 at March 31, 2000. This mortgage requires annual payments of $21,000 through October 2015.

The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At March 31, 2000, the Company had $5,040,519 million in cash and cash equivalents including $3,500,000 that was invested in certificates of deposit with a 90 day term, at a 6% rate. The remainder of the Company's cash and cash equivalents was held in available funds as discussed above.

In the quarter ended March 31, 2000, the Company used $485,128 in cash in its operations, primarily due to the payment of accounts payable and accrued expenses, offset by positive operating results. The reduction of trade creditors and accrued expenses was financed principally by the proceeds from the Transactions. As noted above, the Company repaid its line of credit of $400,000 in April 2000.

Historically, accounts receivable balances are high at quarter ends due to customer ordering patterns for computer products. Customer payment terms range from net 30 days to net 180 days, for certain of the Company's large municipal and health care computer products customers. For strategic Internet services projects, a 25% to 50% customer deposit is generally required prior to commencing work and subsequent billings are made as pre-established milestones are completed. Billings for strategic Internet services projects are generally due upon presentation of invoices.

At March 31, 2000, the Company had outstanding capital expenditure commitments totaling approximately $115,000. These capital expenditure commitments relate primarily to the expansion of our Rochester facilities and additional equipment required for planned additions to the Company's staff.

In March 2000, the Company signed a lease for 8,500 square feet of additional office space in Rochester, NY related to the expansion of our headquarters and strategic Internet services staffs. The lease commences in May 2000 and runs for 66 months. The Company paid a $28,684 deposit for this lease. This amount is recorded in Other Assets. Monthly payments under this lease increase from $12,000 initially to $14,000 after two years.

The Company believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company may need to raise additional funding sooner in order to support its growth, develop new or enhance existing products and services, respond to competitive pressures, acquire complementary businesses or take advantage of unanticipated opportunities. Certain investors who purchased shares of LogiSoft, prior to the merger transaction through the exercise of 2.75 million existing Class B warrants, received Class C warrants to purchase an additional 2.75 million shares of the Company's stock exercisable through December 7, 2000 at $1.75 per share. If all of these warrants and other existing warrants were exercised, the Company would receive proceeds of approximately $6.2 million.

Year  2000  risk

     Prior to December 31, 1999, many installed computer systems and software products were coded to accept only two-digit entries to identify a year in the date code field. Consequently, as of January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. Accordingly, many companies, including LogiSoft and LogiSoft's customers, potential customers, vendors and strategic partners, have upgraded their systems to comply with applicable "Year 2000" requirements.

Because LogiSoft and its clients are dependent, to a very substantial degree, upon the proper functioning of its and their computer systems, a failure of its or their systems to correctly recognize dates beyond December 31, 1999 could materially disrupt operations, which could materially and adversely affect
LogiSoft's business, results of operations and financial condition. Additionally, LogiSoft's failure to provide Year 2000 compliant products and services to our clients could result in financial loss, reputation harm and legal liability.

In 1998 and 1999, LogiSoft completed a review of its information technology systems, hardware and software, and its non-information technology systems, and took action to remediate systems, where necessary. LogiSoft believes it has identified its mission critical systems. LogiSoft has obtained confirmations from the providers of these systems that they are Year 2000 compliant and has conducted internal tests of such systems as part of its Year 2000 efforts.

LogiSoft has confirmed Year 2000 compliance of all material existing LogiSoft systems supplied by third party providers and continues to test new products. LogiSoft has obtained written certification regarding the critical hardware and software systems used to assemble client solutions or to support LogiSoft's internal electronic infrastructure. LogiSoft has also obtained written certification regarding facilities items and other non-standard applications and systems.

LogiSoft has not examined third party readiness. LogiSoft has not researched and is not researching its clients' readiness, except to the extent clients request LogiSoft to examine solutions delivered by LogiSoft.

Prior to December 31, 1999, LogiSoft completed contingency plans for critical individual information technology systems and non-information technology systems for implementation. LogiSoft has not to date experienced any material adverse effects of its systems. Furthermore, management believes that the Year 2000 risk will not pose significant future operational problems for LogiSoft's computer systems.

However, there is no guarantee that LogiSoft's Year 2000 program, including consulting with third parties, will avoid any future material adverse effects on LogiSoft's operations, customer relations or financial condition. LogiSoft's total cost of its year 2000 readiness program was not significant. There is no guarantee that additional costs will not be incurred.

RISK  FACTORS

     LogiSoft stockholders may be exposed to risks inherent in our business. The value of such an investment may increase or decline and could result in a loss. Prospective investors should carefully consider the information contained in our Form 8-K/A filed on May 22, 2000 before deciding to invest in LogiSoft Common Stock.

Item 3.  Qualitative  and  Quantitative  Disclosures  about  Market  Risk

     LogiSoft is exposed to a variety of risks including changes in interest rates affecting the return on its investments. This risk results primarily from our short-term investments. To minimize this risk, the Company invests in highly liquid instruments that are of investment grade. At March 31, 2000, the Company owned a certificate of deposit for $3.5 million earning a 6% return for a term of 90 days.

     The Company also maintains its cash in bank demand deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On March 9, 2000, LogiSoft issued 5,500,000 shares of LogiSoft common stock to nine (9) unrelated investors for an aggregate purchase price of $5,500,000. On March 10, 2000, all of the issued and outstanding shares of LCP were converted into 7,500,000 shares of LogiSoft common stock pursuant to an Agreement and Plan of Reorganization. As a result of the transaction, LCP became a wholly-owned subsidiary of Logisoft. Also on March 10, 2000, LogiSoft exchanged 4,500,000 shares of Logisoft common stock for all of the issued and outstanding shares of eStorefronts.

A more detailed description of each of these transactions is included in the Company's 8-K/A filing dated May 22, 2000.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

      1 See the Report on Form 8-K filed on May 22, 2000 for the merger and voting agreements related to the Transactions.
      2 Renewal Promissory Note dated May 15, 1998 by and between Keybank National Association and Logisoft Corp.
      3 Standard Office Space Lease for 375 Woodcliff Drive, Fairport, New York by and between 375 Woodcliff Drive Company, LLC and Logisoft Corp.
     27  Financial Data Schedule

(b)  Reports on Form 8-K

     On March 27, 2000 the Company filed Form 8-K to disclose the transactions involving LCP and eStorefronts which resulted in LCP and eStorefronts becoming wholly-owned subsidiaries of the Company.

     In May of 2000 we engaged Bonadio & Co.,LLP as our independent public accountants to audit our financial statements for the years ended December 31, 1999 and 1998. Our prior management had most recently used a public accounting firm located in Tulsa, OK to perform the audit. Subsequent to the Transactions, management desired to have accounting services provided by a firm that has a local presence in Rochester, N.Y., the location of our headquarters and our primary operations. Therefore, we engaged Bonadio & Co., LLP. On May 15, 2000 LogiSoft filed its notice of change of accountants on a Report on Form 8-K.

     On May 22, 2000, the Company filed its Amended Report on Form 8-K to file the financial statements and pro forma information for LogiSoft reflecting the mergers of LogiSoft and LCP and the share exchange between LogiSoft and eStorefronts, both of which were effective on March 10, 2000. The Amended Form 8-K amended Items 1, 2, 7(a) and 7(b) of the Company's report on Form 8-K, filed with the Commission on March 27, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LOGISOFT CORP.


Date: May 22, 2000              By:  /s/ John Van Heel
      -----------                    --------------------------------------
                                     John Van Heel, Chief Financial Officer