Form 10QSB
period 2000-06-30
LOGISOFT CORP
filed 2000-08-14
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2000


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

                     (Address of principal executive office)


                                 (716) 249-8600
                            -------------------------
                           (Issuer's telephone number)


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of August 7, 2000 was 30,954,553.

Transitional  Small  Business  Disclosure  Format (Check one):  Yes       No  X

                                 LOGISOFT CORP.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part  I.  Financial  Information

Item  1.  Financial  Statements  (unaudited)                                   3

          Balance  Sheet  -
          June  30,  2000  (unaudited)  and  December  31,  1999               3

          Statement  of  Operations  -
          Three and six months ended June 30, 2000 and 1999 (unaudited)        4

          Statements  of  changes  in  Stockholders'  Equity  -
          Six  months  ended  June  30,  2000  (unaudited)                     5

          Statement  of  cash  flows  -
          Six months ended June 30, 2000 and 1999 (unaudited)                  6

          Notes to Combined and Consolidated Financial Statements (unaudited)  7

Item  2.  Management's Discussion and Analysis of Financial Condition
          and  Results  of  Operations                                        16

Item  3.  Qualitative  and  Quantitative Disclosures about Market Risk        25

Part II.  Other  Information                                                  25

Item  6.  Exhibits  and  reports  on  Form  8-K                               25

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

                                 LOGISOFT CORP.

                COMBINED  AND  CONSOLIDATED  BALANCE  SHEETS


                                              December 31,    June 30,
                                                  1999          2000
                                              -------------  ----------
                                                            (unaudited)
                 ASSETS
                 ------

CURRENT ASSETS:
  Cash and equivalents                        $      59,550  $4,646,035
  Accounts receivable, net of allowance of
    $115,000 at June 30, 2000                     1,003,495   1,140,988
  Notes receivable                                        -     540,000
  Due from officer                                    6,909           -
  Unbilled revenues                                  12,000     105,100
  Inventory                                           6,542      36,867
  Prepaid expenses and other current assets           4,884      48,605
  Deferred tax asset                                  2,651      16,226
                                              -------------  ----------

      Total current assets                        1,096,031   6,533,821
                                              -------------  ----------

PROPERTY AND EQUIPMENT, net
                                                    367,041     809,157
                                              -------------  ----------

OTHER ASSETS:

  Intangible assets, net                             11,424   1,869,675
  Other assets                                            -      28,892
                                              -------------  ----------

                                                     11,424   1,898,567
                                              -------------  ----------



                                              $   1,474,496  $9,241,545
                                              =============  ==========


                                                    December 31,     June 30,
                                                        1999           2000
                                                   --------------  ------------
                                                                   (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
  Line-of-credit                                   $     350,000   $         -
  Current portion of long-term debt                        9,428        49,000
  Note payable - officer                                  12,000             -
  Accounts payable                                       628,000       954,299
  Accrued expenses and other current liabilities         370,784       523,241
  Advanced billings                                       14,800        15,800
                                                   --------------  ------------


      Total current liabilities                        1,385,012     1,542,340

LONG-TERM DEBT, net of current portion                   199,736       284,123

DEFERRED TAX LIABILITY                                     3,110        21,351
                                                   --------------  ------------

      Total liabilities                                1,587,858     1,847,814
                                                   --------------  ------------

MINORITY INTEREST                                          1,002             -
                                                   --------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $2.75 par value, 2,000,000
    shares authorized, no shares issued                        -             -
  Common stock, $.0001 par value, 60,000,000
    shares authorized, 12,000,000
    and 30,954,553 shares issued
    and outstanding, respectively                          1,200         3,096
  Additional paid-in capital                             264,550     8,750,035
  Notes receivable (warrant exercise)                          -      (350,000)
  Retained earnings (deficit)                           (379,112)   (1,009,400)
                                                   --------------  ------------

                                                        (113,362)    7,393,731
  Less:  Minority interest                                (1,002)            -
                                                   --------------  ------------

      Total stockholders' equity                        (114,364)    7,393,731
                                                   --------------  ------------

                                                   $   1,474,496   $ 9,241,545
                                                   ==============  ============

        The accompanying notes are an integral part of these statements.

                                           LOGISOFT CORP.
                                           --------------

                     COMBINED AND CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

                                            (Unaudited)


                                                Quarter ended June 30,   Six months ended June 30,
                                               ------------------------  ------------------------
                                                  1999         2000         1999         2000
                                               -----------  -----------  -----------  -----------
REVENUE:
  E-commerce/retail                            $1,066,133   $1,318,762   $1,616,852   $2,243,282
  Strategic internet services                     138,651      288,467      218,971      555,188
                                               -----------  -----------  -----------  -----------

    Total revenue                               1,204,784    1,607,229    1,835,823    2,798,470
                                               -----------  -----------  -----------  -----------

COST OF REVENUE:
  E-commerce/retail                               924,857    1,111,599    1,392,736    1,911,858
  Strategic internet services                      77,557      174,779      146,683      282,007
                                               -----------  -----------  -----------  -----------

    Total cost of revenue                       1,002,414    1,286,378    1,539,419    2,193,865
                                               -----------  -----------  -----------  -----------

      Gross profit                                202,370      320,851      296,404      604,605
                                               -----------  -----------  -----------  -----------

OPERATING EXPENSES:
    Sales and marketing                            64,277      302,353      129,819      410,764
    General and administrative                     67,575      482,373      124,343      597,560
    Bad debt provision                                  -      115,000            -      115,000
    Stock based compensation                      150,000        8,031      150,000        8,031
    Depreciation                                    5,051       20,385       11,810       32,316
    Amortization                                      191       99,360          278      121,749
                                               -----------  -----------  -----------  -----------

      Total operating expenses                    287,094    1,027,502      416,250    1,285,420
                                               -----------  -----------  -----------  -----------

      Income (loss) from operations               (84,724)    (706,651)    (119,846)    (680,815)
                                               -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (5,978)      (5,482)     (12,047)     (18,977)
  Interest income                                       -       58,375            -       79,563
  Other                                               364       (4,583)         689       (4,500)
                                               -----------  -----------  -----------  -----------

                                                   (5,614)      48,310      (11,358)      56,086
                                               -----------  -----------  -----------  -----------

      Income (loss) before income taxes
        and minority interest                     (90,338)    (658,341)    (131,204)    (624,729)

INCOME TAXES                                       (2,289)       6,653       (2,926)      (5,559)
                                               -----------  -----------  -----------  -----------

      Income (loss) before minority interest      (92,627)    (651,688)    (134,130)    (630,288)
                                               -----------  -----------  -----------  -----------

MINORITY INTEREST                                  69,777            -       88,018        1,002
                                               -----------  -----------  -----------  -----------

NET INCOME (LOSS)                              $  (22,850)  $ (651,688)  $  (46,112)  $ (629,286)
                                               ===========  ===========  ===========  ===========

NET INCOME (LOSS)
  PER COMMON SHARE:
    BASIC AND DILUTED                          $        -   $    (0.02)  $        -    $   (0.03)
                                               ===========  ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                                                    LOGISOFT CORP.

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     (Unaudited)


                                                                                   Notes
                                                                                receivable -
                                                    Common Stock      Paid-in     Warrant     Retained     Minority
                                                  Shares    Amount    Capital     exercise    Earnings     Interest     Total
                                                ----------  ------  -----------  ----------  ------------  --------  -----------
BALANCE, December 31, 1999                      12,000,000  $1,200  $  264,550   $       -   $  (379,112)  $(1,002)  $ (114,364)

Issuance of shares in merger                    18,434,553   1,844   6,218,156                         -         -    6,220,000

Stock issuance costs                                     -       -    (240,650)                        -         -     (240,650)

Acquisition of eStorefronts minority interest            -       -   1,980,000                         -         -    1,980,000

Exercise of warrants to purchase common stock      520,000      52     519,948    (350,000)            -         -      170,000

Stock based compensation                                 -       -       8,031                         -         -        8,031

Net income (loss)                                        -       -           -           -      (630,288)    1,002     (629,286)
                                                ----------  ------  -----------  ----------  ------------  --------  -----------

BALANCE, June 30, 2000                          30,954,553  $3,096  $8,750,035   $(350,000)  $(1,009,400)  $     -   $7,393,731
                                                ==========  ======  ===========  ==========  ============  ========  ===========

        The accompanying notes are an integral part of these statements.

                                  LOGISOFT CORP.

                 COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        Six months ended June 30,
                                                         -----------------------
                                                            1999        2000
                                                         ----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ (46,112)  $ (629,286)
  Adjustments to reconcile net income (loss) to
    net cash flow from operating activities:
    Minority interest                                      (88,018)      (1,002)
    Depreciation and amortization                           11,458      154,065
    Bad debt provision                                           -      115,000
    Deferred taxes                                          (8,643)           -
    Stock based compensation                               150,000        8,031
    Changes in:
      Accounts receivable                                 (486,203)    (252,493)
      Inventory                                              1,029      (30,325)
      Prepaid expenses and other current assets             (1,096)     (44,290)
      Unbilled revenues, net of advanced billings              700      (92,100)
      Accounts payable                                     380,727      326,299
      Accrued expenses                                      42,766     (104,294)
                                                         ----------  -----------

        Net cash flow from operating activities            (43,392)    (550,395)
                                                         ----------  -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (23,913)    (343,224)
                                                         ----------  -----------

        Net cash flow from investing activities            (23,913)    (343,224)
                                                         ----------  -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on line-of-credit, net           230,000     (350,000)
  Repayment of long-term debt                               (6,909)      (7,246)
  Proceeds from note receivable                                  -      180,000
  Repayments of note payable - officer                           -      (12,000)
  Proceeds from sale of stock and exercise of warrants      15,000    5,670,000
  Other                                                          -         (650)
                                                         ----------  -----------

        Net cash flow from financing activities            238,091    5,480,104
                                                         ----------  -----------

CHANGE IN CASH AND EQUIVALENTS                             170,786    4,586,485

CASH AND EQUIVALENTS  - beginning of year                  105,808       59,550
                                                         ----------  -----------

CASH AND EQUIVALENTS - end of year                       $ 276,594   $4,646,035
                                                         ==========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash interest paid                                     $   5,652   $    6,075
                                                         ==========  ===========

  Cash taxes paid                                        $   4,345   $    4,347
                                                         ==========  ===========

        The accompanying notes are an integral part of these statements.

                                 LOGISOFT CORP.

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  DESCRIPTION OF BUSINESS

     The combined and consolidated financial statements include Logisoft Corp, Logiosft Computer Products Corp. (LCP), formerly known as Logisoft Corp., and eStorefronts.net Corp. (eStorefronts). The shareholders of LCP owned 56% of the shares of eStorefronts through March 10, 2000, when LCP and eStorefronts shares were exchanged in transactions with Logisoft Corp., formerly known as Reconversion Technologies, Inc. (Logisoft or the Company), as discussed below. As a result of these transactions, LCP and eStorefronts are wholly-owned subsidiaries of Logisoft.

     BUSINESS -

     Logisoft is a full-spectrum Internet business development enterprise. The Company offers comprehensive strategic Internet services with core competencies being sophisticated interactive web development and domestic/international e-commerce solutions. Additionally, Logisoft develops and operates a variety of e-commerce/retail businesses through subsidiaries and strategic partnerships that leverage its knowledge of technology, e-commerce and Internet marketing.

     Logisoft Interactive, the Company's strategic Internet services business, provides comprehensive, sophisticated Internet strategy and development capabilities to both traditional and pure e-business companies, with a focus on globalization. Logisoft Interactive's competitive advantage is the ability to deliver these services on a global scale which includes a proprietary e-commerce solution that allows for transactions in multiple currencies and languages, settlement in multiple countries and multiple transactions methods - all automated and updated in real time.

     eStorefronts partners with both traditional and pure web-based companies to help its partners capitalize on the opportunities provided by the Internet to grow their business. eStorefronts participates in the development and execution of the business plan in exchange for revenue-sharing and/or equity-based arrangements. eStorefronts partners include Web Planet Beverages (Jolt Cola), Dunlop and Sentry Group.

     LCP was founded in 1989 as a software  and  hardware  provider to corporate
     customers  and  educational   entities  such  as  universities  and  school
     districts. LCP's business is being migrated to an Internet based platform.

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

     The $5,500,000 cash in Logisoft on the date of acquisition represents the proceeds received from the sale of 2,750,000 shares of its stock and the exercise of 2,750,000 existing warrants to purchase registered shares of Logisoft common stock at $1.00 per share by nine unrelated investors on March 9, 2000.

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

     The purchase price of the 44% minority interest in eStorefronts in excess of fair value of net assets acquired has been reflected as goodwill.
     Certain eStorefronts shareholders have assumed key executive management roles in Logisoft. This goodwill of $1,980,000 is being amortized over its estimated useful life of five years.

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


(2)  BASIS AND PRESENTATION OF FINANCIAL STATEMENTS
     ----------------------------------------------

     The combined balance sheet as of December 31, 1999 and the unaudited statements of operations and cash flows for the quarter and six month periods ended June 30, 1999 include the historical combined financial statements of LCP and eStorefronts giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the six months ended June 30, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of Logisoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the six months ended June 30, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable are recorded as proceeds from the issuance of 18,434,553 shares on March 10, 2000.

     The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 8-KA filed on May 22, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal, recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2000, the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

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

     INVENTORY -

     Inventory consists of computer hardware and software supplies and other goods held for sale and is stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

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

         Buildings  and  improvements                                   40 years
         Leasehold  improvements            7 years or life of lease, if shorter
         Computers, office equipment and software                    3 - 5 years
         Furniture  and  fixtures                                   7 - 10 years

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

     ADVERTISING COSTS -

     The Company expenses advertising costs as incurred. The Company recorded advertising expense of $2,235 and $13,600 for the six month periods ended June 30, 1999 and June 30, 2000, respectively.

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

     STOCK-BASED COMPENSATION -

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     Weighted average common shares outstanding are as follows:

                                 Quarters Ended         Six Months Ended
                                    June 30,               June 30,
                             ----------------------  ----------------------
                                1999        2000        1999        2000
                             ----------  ----------  ----------  ----------

  Weighted average shares    10,127,555  30,575,212  10,073,515  22,761,923
  Dilutive potential shares           -           -           -           -
                             ----------  ----------  ----------  ----------

  Adjusted weighted
    average shares           10,127,555  30,575,212  10,073,515  22,761,923
                             ==========  ==========  ==========  ==========

     FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The carrying amounts of financial instruments including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

     NEW ACCOUNTING PRONOUNCEMENTS -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 for the quarter ending March 31, 2001. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition or results of operations of the Company.

     In May 2000, the Emerging Issues Task Force issued EITF 00-2, "Accounting for Web Site Development Costs", which is required to be adopted for web site development costs incurred in fiscal quarters beginning after June 30, 2000. The issue provides guidance on how entities should account for web site development costs, requiring that certain costs, such as planning and operating costs, be expensed and other costs, including development and initial graphics creation, be capitalized. EITF 00-2 is not intended to address the accounting for the hardware infrastructure (for example, servers) costs that are necessary to support a website. Website development costs may be internal or external costs. In addition, accounting for the costs of website development conducted for others under contractual arrangements is part of reporting on contracts in general and is not covered by EITF 00-2. The Company is studying the impact of the adoption of Issue 00-2 on its financial statements.

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

(3)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

                                                            December 31,    June 30,
                                                                1999          2000
                                                           --------------  ----------

        Land, building and improvements                    $     290,531   $ 318,971
        Computers, network, office equipment and software        163,946     495,026
        Furniture and fixtures                                    16,584     131,496
                                                           --------------  ----------


                                                                 471,061     945,493

        Less: Accumulated depreciation                          (104,020)   (136,336)
                                                           --------------  ----------

                                                           $     367,041   $ 809,157
                                                           ==============  ==========

(4)  INTANGIBLE ASSETS
     -----------------

     Intangible assets consist of the following:

                                         December 31,    June 30,
                                             1999          2000
                                        --------------  -----------
        Goodwill                        $           -   $1,980,000
        Deferred financing costs                7,147        7,147
        Prepaid licensing fees                  6,000        6,000
                                        --------------  -----------

                                               13,147    1,993,147

        Less: Accumulated amortization         (1,723)    (123,472)
                                        --------------  -----------

                                        $      11,424   $1,869,675
                                        ==============  ===========

(5)  OTHER ASSETS
     ------------

     Other assets consist primarily of a deposit on office space in Fairport, NY.

(6)  FINANCING ARRANGEMENTS
     ----------------------

     LONG-TERM DEBT -

     Long-term debt consists of the following:

                                                       December 31,    June 30,
                                                          1999           2000
                                                      -------------  -----------
Mortgage payable to a bank in monthly installments
of $1,751, including interest at 7.96% through
October, 2015.                                        $    198,154   $  193,110

Capital lease obligation payable in monthly
installments of $4,199, including interest at prime
plus 0.5% through June, 2003.                                   --      131,205

Capital lease obligation payable in monthly
installments of $367, including interest at 7.00%
through June, 2002.                                         11,010        8,808
                                                      -------------  -----------
                                                           209,164      333,123
Less: Current portion                                       (9,428)     (49,000)
                                                      -------------  -----------
                                                      $    199,736   $  284,123
                                                      =============  ===========

     In June 2000, the Company entered into a three year lease on furniture and computer equipment for $131,205. The lease transfers title of these assets to the Company at the end of the lease term, accordingly it is being accounted for as a capital lease. The interest rate applicable at June 30, 2000 on this lease was 9.5%.

     LINE-OF-CREDIT -

     The Company may borrow $400,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1% (10.0% at June 30, 2000), are collateralized by all assets of the Company and are guaranteed by certain shareholders. No amounts were outstanding on the line-of-credit as of June 30, 2000.

(7)  STOCKHOLDER'S EQUITY
     --------------------

     EQUITY TRANSACTIONS -

     All equity transactions have been retroactively restated to reflect the exchange ratios from the March 10, 2000 merger transactions.

     Six months ended June 30, 1999 -

     eStorefronts sold 11,250 common shares for $15,000 in January 1999 and issued 337,500 common shares valued at $150,000 to individuals for services rendered.

     Six months ended June 30, 2000 -

     As  described  in  Note  1, LCP  and  eStorefronts  entered  into  merger transactions with Logisoft on March 10, 2000. For accounting purposes, these transactions have been reflected as an issuance of 18,434,553 common shares by LCP in exchange for the assets of Logisoft and the purchase of the 44% minority interest in eStorefronts. Transaction costs of $240,650 related to the merger transactions, have been recorded as a reduction in paid-in capital. These costs relate primarily to investment banking fees and accounting and legal consulting.

     In addition, warrants for the purchase of 520,000 shares of the Company's common stock were exercised during the quarter, as discussed below.

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

     Prior to the merger transactions, 227,500 Class A warrants were exercised and an additional 1,300,000 Class B warrants were issued under the Plan. These Class B warrants and 1,450,000 of the previously issued Class B warrants were exercised as a part of the sale of 2,750,000 shares of Logisoft on March 9, 2000 in conjunction with the merger transactions. The exercise of the 2,750,000 Class B warrants resulted in the issuance of the same number of Class C warrants.

     Subsequent to the merger transactions, 520,000 additional Class A warrants were exercised. The remaining Class A and B warrants expired on June 7, 2000. Promissory notes were executed with three investors related to the exercise of 350,000 Class A warrants. The amounts due under these promissory notes are due on December 9, 2000. In accordance with EITF 85-1, these notes have been recorded as a component of equity at June 30, 2000. At June 30, 2000, Class C warrants to purchase 2,767,500 shares at $1.75 were outstanding.

     PREFERRED STOCK -

     The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75.

     A 6% cumulative dividend is payable quarterly to stockholders of record in the last day of the month prior to the dividend date. The Series A stock has a liquidation preference over the Company's common stock as well as any other classes of stock established by the Company.

     STOCK PLANS

     In April 2000, the Company adopted its 2000 Stock Option Plan (the "Plan") and the Company's Board of Directors approved the same. The Plan is subject to approval by the Company's shareholders at the next shareholders' meeting. The Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel of the Company. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the Common Stock of the Company, not to exceed an aggregate maximum of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan.

     Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options". The Company expects that most options granted pursuant to the Plan will be subject to vesting over a four year period, such as 25% increments on each grant date anniversary, during which the optionee must continue to be an employee of the Company. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan may have a maximum term of up to ten (10) years.

     The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period.

     A summary of stock option activity during the six months ended June 30, 2000 is as follows:

                                             Weighted average
                                 Options      Exercise price
                               -----------   -----------------
Granted                          1,185,200   $     1.95
Exercised                               --           --
Forfeited                          (21,250)        2.51
                               -----------
Outstanding at June 30, 2000     1,163,950   $     1.94
                               ===========

     Stock compensation expense has been recorded for 25,000 options issued to one employee with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period for these options, one year.

(8)  INCOME  TAXES
     -------------

     Income taxes for the six month periods and the quarters ended June 30, 1999 and 2000 have been provided at the effective income tax rate expected for the calendar year, adjusted for valuation allowances.


(9)  COMMITMENTS  AND  CONTINGENCIES
     ------------------------------

     LEASE  -
     In March, 2000, the Company entered into an agreement to lease office space under a non-cancelable lease arrangement. The future minimum lease payments required under this lease are as follows:

               2000          $ 63,125
               2001           147,740
               2002           166,012
               2003           172,104
               2004           172,104
               Thereafter     143,420
                             --------
                             $864,505
                             ========

     Rent expense is being recognized on a straight-line basis over the life of this operating lease.

(10) BUSINESS  SEGMENTS
     ------------------

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

     A summary of the Company's two business segments are as follows:

     Six months ended June 30, 2000:

                                               Strategic
                                e-Commerce/    Internet
                                  Retail       Services    Corporate
                               -------------  -----------  ----------
Revenue                        $  2,243,282   $  555,188          --
Income (loss) from operations         8,677     (467,808)   (221,684)
Depreciation and amortization        15,411      134,668       3,986
Identifiable assets               1,565,440    2,406,408   5,269,697
Capital expenditures                 20,556      392,013      61,683

Six months ended June 30, 1999:

                                              Strategic
                               e-Commerce/    Internet
                               Retail         Services     Corporate
                               -------------  -----------  ----------

Revenue                        $  1,616,852   $  218,971          --
Income (loss) from operations        53,437      (23,283)   (150,000)
Depreciation and amortization         7,226        4,862          --
Identifiable assets               1,028,026      109,847     276,593
Capital expenditures                 16,971        4,598       2,344

Quarter ended June 30, 2000:

                                              Strategic
                               e-Commerce/    Internet
                               Retail         Services     Corporate
                               -------------  -----------  ----------

Revenue                        $  1,318,762   $  288,467          --
Income (loss) from operations        18,765     (507,718)   (217,698)
Depreciation and amortization         9,784      109,961          --
Capital expenditures                 12,514      378,524      61,683

Quarter ended June 30, 1999:

                                              Strategic
                               e-Commerce/    Internet
                               Retail         Services     Corporate
                               -------------  -----------  ----------

Revenue                        $  1,066,133   $  138,651          --
Income (loss) from operations        49,411       13,716    (147,851)
Depreciation and amortization         2,911        2,331          --
Capital expenditures                 11,607        3,353          --

     The Corporate expenses in the second quarter of 1999 relate to stock compensation costs.

     The operating results for strategic Internet services in the six months and quarter ended June 30,2000 include $121,000 and $99,000, respectively, of goodwill amortization related to the purchase of the minority interest in eStorefronts (this amortization was reclassified from e-commerce/retail for this second quarter report). The second quarter is also impacted by seasonably high sales related to the fiscal year end of the majority of educational customers of the Company's computer hardware and software resale business, which is part of the e-commerce/retail segment.

     The large increase in identifiable assets in the strategic Internet services segment and corporate as of June 30, 2000 is the result of the funding received in March 2000 and the related goodwill of $1,980,000 from the purchase of the 44% minority interest in eStorefronts.

     Corporate assets consist primarily of cash and equivalents, the notes receivable arising from the March, 2000 merger transactions and warrant exercises and deferred tax assets. The Company's owned building and land located in Fairport, NY and related equipment is now associated only with the Company's e-commerce/retail segment, as it is used primarily by the computer products resale business.

     Subsequent to March 2000, the Company established a corporate services group, which consists of finance, human resources and information technology staff. The costs of these departments, consisting mainly of personnel-related expenses, as well as other corporate expenses such as accounting and legal fees, public and investor relations, are classified under Corporate. As the formation of this group occurred subsequent to March 2000 and involved the addition of new staff, segment data for prior periods has not been adjusted.

(11) CONCENTRATIONS
     --------------

     Revenue from one customer accounted for 25% and 13%, respectively, in the six month periods ended June 30, 1999 and 2000 and 30% and 11%, respectively, of total revenue in the quarters then ended.

(12) NOTES  RECEIVABLE
     -----------------

     At June 30, 2000, the Company has a non-interest bearing $720,000 note receivable from the sale of a laboratory business by Logisoft on March 7, 2000, prior to the merger transactions. This note is payable in twelve equal monthly installments of $60,000 and is collateralized by the assets of the business sold. As of June 30, 2000, the Company has received three installments on this note, totaling $180,000.

     Three promissory notes, totaling $350,000, were received by the Company in relation to the exercise of 350,000 Class A warrants during the quarter ended June 2000. These notes are due by December 9, 2000 and have been recorded as a component of stockholders' equity.

(13) NON-CASH  TRANSACTIONS
     ----------------------

     During the six months ended June 30, 2000, the Company entered into the following non-cash transactions:

     (a) fixed assets, including furniture and computer equipment, were purchased for $131,205 and financed by a three year capital lease;
     (b) a non-interest bearing promissory note with a face value of $720,000 was received in the merger transactions in exchange for the issuance of the Company's stock;
     (c) promissory notes were received for the exercise of 350,000 Class A warrants to purchase the Company's common stock;
     (d) goodwill of $1,980,000 was recorded as a result of the merger transactions, with a corresponding increase in additional paid in capital; and
     (e) stock issuance costs of $240,000 were accrued in connection with the merger transactions and related funding.


(14) SUBSEQUENT  EVENTS
     ------------------

     Effective July 1, 2000, Logisoft purchased certain e-tailing assets and rights of Sentry Group related to the sale of safes and related products on-line. This transaction was completed by eStorefronts, Logisoft's e-commerce partnerships division. Under the contract, Logisoft must provide a pre-defined amount of strategic Internet services to Sentry over the 18 months following July 1, 2000. Revenue will be recognized as these services are delivered to Sentry. In addition, Sentry agreed to provide Logisoft with its initial safe inventory requirements to operate the new security site at cost plus 10% (for up to $200,000 of product at Sentry's
     manufactured  cost).   In  conjunction  with  this  transaction,  Logisoft
     engaged Sentry to provide certain consulting services over a period of five years at a maximum cost of $40,000 per year and Sentry agreed to use Logisoft as its preferred supplier of strategic Internet services.


(15) PRO-FORMA  INFORMATION  (UNAUDITED)
     ----------------------------------

     The following information presents the pro forma results of operations for the Company for the six month periods and the quarters ended June 30, 2000 and 1999 as if the merger transactions had occurred on January 1, 1999:

                                    Three Months          Three Months          Six months           Six months
                                   Ended June 30,         Ended June 30,       Ended June 30       Ended June 30,
                                        2000                  1999                  2000                1999
                                 --------------------  --------------------  --------------------  ---------------
Revenues                         $         1,607,229   $         1,204,784   $         2,798,470   $    1,835,823
Income (loss) from operations    $          (706,651)  $          (183,724)  $          (757,815)  $     (317,846)
Net income (loss)                $          (651,688)  $          (191,956)  $          (707,288)  $     (332,784)

Per share information:
Net income (loss) per share:
Basic and diluted                $             (0.02)  $             (0.01)  $             (0.02)  $        (0.01)
                                 ====================  ====================  ====================  ===============
Weighted average common shares
outstanding:
Basic and diluted                         30,575,212            30,208,358            30,504,883       30,150,568
                                 ====================  ====================  ====================  ===============

     The pro forma information above reflects the amortization of the estorefronts' goodwill of $1,980,000 over five (5) years, the elimination of the minority interest in eStorefronts' loss from operations and the weighted average shares amount reflects the number of shares issued in the merger transactions (18,434,553).


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

     Changes in Control of  Logisoft.  Pursuant to the merger of Logisoft  Corp,
     -------------------------------
     formerly known as Reconversion Technologies, Inc., a Delaware corporation ("Logisoft" or the "Company") and Logisoft Computer Products Corp., a New York corporation formerly known as Logisoft Corp.("LCP") and the share exchange between Logisoft and eStorefronts.net Corp., a New York corporation ("eStorefronts"), both of which were effective on March 10, 2000 (together, the "Transactions"), control of Logisoft was acquired by the principals of LCP and eStorefronts. In anticipation of the Transactions, all but one member of Logisoft's Board of Directors-W. Leo Morris, Clark Bundren, John Sams and Robert Garner-resigned from the Board, effective March 9, 2000. The sole remaining member of the Board, Joel Holt, appointed Robert Lamy, Scott Fox, Alan Kleinmaier(1) and Gene Divine to the Board of Directors of Logisoft. Joel Holt resigned from the Board effective March 10, 2000. In connection with the Transactions, certain of LCP and eStorefront's shareholders assumed the key officer and executive management positions in Logisoft. Robert Lamy became President of Logisoft, Scott Fox became Vice President of Marketing, Robert Ballard became President of Logisoft's Computer Products division and William Lamy became Director of Technology. Robert Lamy received 4,191,750 shares of Logisoft common stock (13.8%), William Lamy received 2,826,750 shares of Logisoft common stock (9.3%), Michael Pruitt received 2,100,000 shares of Logisoft common stock (6.9%) and Robert Ballard received 907,407 shares of Logisoft common stock (3.0%).

     Further, Robert Lamy, William Lamy and Robert Ballard ("Purchasers") executed a Voting Agreement with Michael Pruitt, Bruce Goldfarb, Darien Road,Ltd., Michael Cimino, Corsica Marketing, Inc., Avenel Financial Group (together, the "Shareholders") and Logisoft on March 10, 2000, pursuant to which for a period of up to two (2) years from the date of the Transactions
     (i) they agreed that Logisoft would have four (4) directors or such greater number as the Purchasers and the Shareholders would unanimously agree;
     (ii)the Purchasers agreed to vote in favor of the election as directors of Logisoft, two persons nominated by the Shareholders; and (iii) the Shareholders agreed to vote in favor of the election as directors of Logisoft, two persons nominated by the Purchasers. In addition, the Purchasers and David Wilkerson, Scott Fox, David White, Walter Robb, Carl Mozak and Van Ernst Jakobs Securities have executed a Second Voting Agreement that allows Robert Lamy, William Lamy and Robert Ballard to vote shares of those shareholders for purposes of the determination of the number of directors and election of the individuals nominated, pursuant to the Voting Agreement. As a result, 50.4% of the outstanding common stock of the Logisoft are controlled under by the Purchasers and Shareholders these voting agreements.

    -----------

(1) Alan Kleinmaier resigned from the Logisoft Board on April 27, 2000 and the seat on the Board remains vacant.


     ACQUISITION OR DISPOSITION OF ASSETS

     Keystone Sale. The majority  shareholders of LCP and eStorefronts  required
     -------------
     as a pre-condition of the Transactions that Logisoft sell its wholly-owned subsidiary, Keystone Laboratories, Inc. ("KLI"). KLI is a forensic urine drug screening and confirmatory testing laboratory located in Asheville, North Carolina. Urine laboratory tests are used primarily by employers to detect the use of illegal substances by employees and/or prospective employees. On March 7, 2000, Logisoft executed a Purchase and Sale Agreement to sell all of its issued and outstanding shares of the capital stock of KLI. Joel Holt, a former president of Logisoft and a director of Logisoft until the closing of the Transactions, purchased KLI from Logisoft for a purchase price of $720,000. At the closing of the KLI sale on March 9, 2000, Mr. Holt issued a non-interest bearing promissory note (the "Note") in the principal amount of the purchase price, payable in twelve
     (12) equal monthly installments of $60,000 each, commencing April 1, 2000. The purchase price for KLI was determined as a result of arms-length negotiations between Mr. Holt and the Logisoft Board of Directors. (2)

     New Capital. The majority  shareholders of LCP and eStorefronts required as
     -----------
     part of the Transactions that Logisoft have at least $5,000,000 in cash equity at the closing of the Transactions. To meet this pre-condition, Logisoft issued 5,500,000 shares of Logisoft common stock at a purchase price of $1.00 per share to nine (9) unrelated investors on March 9, 2000. Thus, at the time of the closing of the Transactions, Logisoft's assets consisted of $5,500,000 in cash equity plus the Note, and Logisoft maintained no operations.

     LCP Merger.  On March 10,  2000,  Logisoft  consummated  a merger with LCP.
     -----------
     Pursuant to the Agreement and Plan of Reorganization, a wholly-owned New York subsidiary of Logisoft was merged with and into LCP in a reverse triangular merger, the surviving corporation of the merger, becoming a wholly-owned subsidiary of Logisoft (the "LCP Merger"). Prior to the LCP Merger, Robert Lamy, William Lamy, Robert Ballard and Michael Pruitt were the sole shareholders of LCP. Upon consummation of the LCP Merger, all of the outstanding common stock of LCP was converted into 7,500,000 shares of Logisoft common stock. The conversion ratio of LCP stock into Logisoft stock was determined as a result of arms-length negotiations between unrelated parties and was based upon a review of financial statements, business plans and recent valuations placed on e-commerce companies.

     eStorefronts  Exchange.  On March 10, 2000,  Logisoft also  consummated the
     ----------------------
     acquisition of eStorefronts, an affiliate of LCP. Pursuant to the Agreement and Plan of Reorganization, Logisoft exchanged 4,500,000 shares of Logisoft common stock for all of the issued and outstanding shares of eStorefronts' common stock (the "eStorefronts Exchange"). Prior to the eStorefronts Exchange, the shareholders of eStorefronts were Robert Lamy, William Lamy, Robert Ballard, Walter Robb, James Tusty, David White, Scott Fox, David Wilkerson, Jeff Sorenson and Matthew Bailey. Upon consummation of the eStorefronts Exchange, eStorefronts became a wholly-owned subsidiary of Logisoft. The conversion ratio of eStorefronts stock into Logisoft stock was determined as a result of arms-length negotiations between unrelated parties and was based upon a review of financial statements, business plans and the recent valuations placed on e-commerce companies.

     Effective May 1, 2000, Logisoft changed its name from Reconversion Technologies, Inc. to Logisoft Corp. to better reflect its business.

     -----------

(2) The prior audited financial results of KLI, together with the evaluation of expected future results, were the primary factors utilized in determining the purchase price.

     OVERVIEW

     Logisoft operates its business through its two wholly-owned subsidiaries. Logisoft Computer Products Corp. (LCP), which encompasses the Logisoft Computer Products division, and eStorefronts.net Corp, which contains the Company's strategic Internet services business ("Logisoft Interactive" or "LGI") and its e-commerce activities. E-commerce activities are operated under the name eStorefronts.net.

     LGI provides comprehensive, sophisticated Internet capabilities primarily to traditional brick and mortar companies whose objectives include developing a robust web presence that includes commerce. Logisoft
     Interactive provides up front planning with our strategic consulting services, custom front-end architecture and web site development as well as comprehensive back end support upon web site completion. LGI's competitive advantage is the unique ability to deliver these services on a global scale which includes a proprietary e-commerce solution that allows for transactions in multiple currencies and languages, settlement in multiple countries and in multiple transaction methods - all automated and updated in real time.

     eStorefronts partners with both traditional and pure web-based companies to take advantage of the opportunities provided by the Internet to grow their businesses. It participates in the development and execution of the business plan in exchange for revenue-sharing and/or equity-based arrangements. eStorefronts partners include Web Planet Beverages (Jolt
     Cola), Dunlop and Sentry Group.

     LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. This business is operated as Logisoft Computer Products ("Computer Products"). Computer Products has grown consistently for the past 10 years and is being migrated to an Internet-based platform.

     The Company's strategic Internet services revenues are derived from fees for services generated on a project-by-project basis. In general, clients are charged for the time, materials and expenses incurred on a particular project; however, a portion of the Company's revenue is derived from fixed-fee contracts.

     The equity funding raised by the Company in connection with the transactions discussed above will allow the Company to aggressively pursue its Internet and e-commerce growth strategy through expansion of its client base and headcount and increased investment in engagement methodology, product/solution development and brand awareness.

     The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

     - The timing of growth of staff, including billable staff, during each quarter
     -    The number of client engagements undertaken or completed - Seasonality
     -    The mix of fixed fee and time and materials contracts
     -    The number of days in the quarter
     -    Utilization rates of billable employees
     -    Marketing and business development expenses
     -    Economic  conditions  generally  or  in  the  information   technology
          services market

     The Company expects this trend to continue.

     In the second quarter of fiscal 2000, the Company invested aggressively to develop the infrastructure, management and staff required to substantially increase the revenue generating potential of the business, in particular the strategic Internet services division. This effort is expected to continue throughout 2000, resulting in a loss for the full year. However, operating losses are expected to be significantly reduced by the fourth quarter of 2000 as a result of an increase in revenue.

     BASIS AND PRESENTATION OF FINANCIAL STATEMENTS

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

     The combined balance sheet as of December 31, 1999 and the unaudited combined statements of operations and cash flows for the six months and quarter ended June 30, 1999 include the historical combined financial statements of LCP and eStorefronts, giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the quarter ended June 30, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of Logisoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the six months and quarter ended June 30, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable have been recorded as proceeds from the issuance of 18,434,553 shares on March 10, 2000. The acquisition of the 44% minority interest in eStorefronts has been recorded at the fair value of the shares issued to the eStorefronts minority shareholders, resulting in goodwill of $1,980,000, which is being amortized over its estimated useful life of five years.


     PRESENTATION OF INFORMATION IN THE FINANCIAL STATEMENTS

     Revenue from uncollateralized e-commerce/retail sales is recognized upon passage of title of the related goods to the customer.

     Strategic Internet services revenues is recognized on a percentage of completion basis for fixed fee contracts based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts.

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

RESULTS  OF  OPERATIONS

                                                Quarter ended   Six months
                                                   June 30,    ended June 30,
                                               --------------  --------------
                                                1999    2000    1999    2000
                                               ------  ------  ------  ------
REVENUE:
  E-commerce/retail                             88.5%   82.1%   88.1%   80.2%
  Strategic Internet services                   11.5%   17.9%   11.9%   19.8%
                                               ------  ------  ------  ------

    Total revenue                              100.0%  100.0%  100.0%  100.0%
                                               ------  ------  ------  ------

COST OF REVENUE:
  E-commerce/retail                             76.8%   69.2%   75.9%   68.3%
  Strategic Internet services                    6.4%   10.9%    8.0%   10.1%
                                               ------  ------  ------  ------

    Total cost of revenue                       83.2%   80.0%   83.9%   78.4%
                                               ------  ------  ------  ------

      Gross profit                              16.8%   20.0%   16.1%   21.6%
                                               ------  ------  ------  ------

OPERATING EXPENSES:
    Sales and marketing                          5.3%   18.8%    7.1%   14.7%
    General and administrative                   5.6%   30.0%    6.8%   21.3%
    Bad debt provision                           0.0%    7.2%    0.0%    4.1%
    Stock based compensation                    12.5%    0.5%    8.2%    0.3%
    Depreciation                                 0.4%    1.3%    0.6%    1.2%
    Amortization                                 0.0%    6.2%    0.0%    4.4%
                                               ------  ------  ------  ------

      Total operating expenses                  23.8%   64.0%   22.7%   45.9%
                                               ------  ------  ------  ------

      Income (loss) from operations             -7.0%  -44.0%   -6.5%  -24.3%
                                               ------  ------  ------  ------

OTHER INCOME (EXPENSE):
  Interest expense                              -0.5%   -0.3%   -0.6%   -0.7%
  Interest income                                0.0%    3.6%    0.0%    2.8%
  Other                                          0.0%    0.0%    0.0%    0.0%
                                               ------  ------  ------  ------

                                                -0.5%    3.3%   -0.6%    2.1%
                                               ------  ------  ------  ------

      Income (loss) before income taxes
        and minority interest                   -7.5%  -40.7%   -7.1%  -22.2%

INCOME TAXES                                    -0.2%    0.4%   -0.2%   -0.2%
                                               ------  ------  ------  ------

      Income (loss) before minority interest    -7.7%  -40.3%   -7.3%  -22.4%

MINORITY INTEREST                                5.8%    0.0%    4.8%    0.1%
                                               ------  ------  ------  ------

NET INCOME (LOSS)                               -1.9%  -40.3%   -2.5%  -22.3%
                                               ======  ======  ======  ======

     Comparisons between the three and six month periods ended June 30, 2000 and 1999 are difficult to make due to the significant growth of the business during the second quarter of 2000. During the quarter ended June 30, 2000, the Company's staff increased from 21 to more than 50 employees. The overall growth in staff was similar when comparing June 2000 and June 1999. From June 1999 to June 2000, billable personnel increased from seven to 19, sales, business development, customer service and marketing staff increased from three to 13 and management and administrative personnel increased from four to nine.

     This growth in our staff drove the greater than 100% increase in strategic Internet services revenue from the quarter ended June 1999 to the quarter ended June 2000. The growth of the Company's infrastructure and business development and sales functions, by more than three-fold from June 1999, is expected to drive significant revenue growth in the second six months of 2000 and beyond.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUES. Revenues increased $402,445 or 33% to $1,607,229 for the quarter ended June 30, 2000 from $1,204,784 for the quarter ended June 30, 1999. The increase was attributable to increases in both e-commerce/retail sales and strategic Internet services.

     Sales of computer products to industrial, health care and educational markets, increased $252,629 or 24% to $1,318,762 for the quarter ended June 30, 2000 from $1,066,133 for the quarter ended June 30, 1999. This increase was due to greater penetration of key accounts, including increased purchases of client licenses by a significant customer as a part of that customer's program to achieve licensing compliance with certain software makers. During the quarter ended June 30, 2000, sales to this customer accounted for approximately 11% of total revenues for the period, 30% in the year-earlier period. The customer's licensing compliance program also resulted in increased sales during the last half of 1999 and is expected be completed in fiscal 2000. Historically, computer products sales in the second quarter have been high compared with other quarters because the fiscal year of many of the Company's educational customers ends in June and these customers complete the spending of annual budgets.

     Revenues from strategic Internet services increased $149,816 or 108% To $288,467 for the quarter ended June 30, 2000 from $138,651 for the quarter ended June 30, 1999. This revenue growth was due to an increase in our client base and an increase in headcount. In the quarter ended June 30, 2000, the number of active engagements for strategic Internet services more than doubled versus the prior year period. However, revenue in the second quarter was limited by the completion of certain pre-Transactions contracts at lower effective rates per hour than current contracts, training of new staff and work on further development of our e-commerce platform. For the quarter ended June 30, 2000, strategic Internet services revenue represented 18% of total revenue, up from 12% in the quarter ended June 30, 1999 and 14% for the year ended December 31, 1999.

     COST OF REVENUES. Cost of revenues increased $283,964 or 28% to $1,286,378 for the quarter ended June 30, 2000 from $1,002,414 for the quarter ended June 30, 1999. The dollar increase was attributable to the higher revenues for both e-commerce/retail and strategic Internet services. As a percentage of revenues, cost of revenues decreased from 83% in the quarter ended June 30, 1999 to 80% in the quarter ended June 30, 2000 due to the growth of strategic Internet services as a portion of total revenue. Gross margin for the strategic Internet services business decreased versus the same period in 1999 as a result of a decrease in utilization resulting from the training of large number of staff hired during the current quarter and completion of pre-Transactions engagements. During the quarter ended June 30, 2000, the gross margin in the strategic Internet services business was 39% versus 44% for the quarter ended June 30, 1999.

     SALES AND MARKETING. Sales and marketing costs increased $238,076 to $302,353 for the quarter ended June 30, 2000 from $64,277 for the quarter ended June 30,1999. The dollar increase was primarily attributable to higher numbers of sales, business development and marketing personnel, including our Vice President of Marketing and our five person business development and marketing team. These professionals have been added to drive the growth of our strategic Internet services business. As a percentage of revenues, sales and marketing expenses increased to 19% in the quarter ended June 30, 2000 from 5% in the year earlier period.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $414,798 to $482,373 for the quarter ended June 30, 2000 from $67,575 for the quarter ended June 30, 1999. The dollar increase was attributable to increased headcount and increased infrastructure to support the growth of the strategic Internet services business. During the quarter, the Company added its CEO, CFO and additional human resources and information technology resources. Higher infrastructure spending relates to rent of the Company's new office space to house its Internet business in Fairport, NY, costs to upgrade the Company's internal computer networks, public relations, investor relations, accounting and legal costs related to the Company's recent public reporting status and other general costs to support the growth of the business. General and administrative expenses also include $87,000 of hiring/recruiting costs, including signing bonuses and relocation, required to support the growth of our staff and the development of human resources procedures and policies.

     During the quarter, the Company recorded a provision for bad debts of $115,000 related to strategic Internet services clients with whom the Company has ended its supplier relationship. The Company is planning to pursue its claim the amounts it is owed, however, it has reserved for the amount that believed to be uncollectable. The bad debt provision relates to contracts that were entered into prior to the Transactions.

     DEPRECIATION. Depreciation expense increased $15,334 in the quarter ended June 30, 2000 to $20,385 as a result of increased purchases of furniture, leaseholds, computer, network and other equipment to support the growth of the strategic

     Internet services business and facilities. The company invested $474,429 in capital equipment during the six months ended June 30, 2000 and $23,913 in the six months ended June 30, 1999.

     AMORTIZATION. Amortization expenses increased $99,169 in the quarter ended June 30, 2000 versus the prior year period as a result of the amortization of the goodwill of $1,980,000 recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense decreased slightly to $5,482 for the quarter ended June 30, 2000. During the quarter ended June 30, 2000, the Company recorded $58,375 in interest income. Investment balances at June 30, 2000 relate to the proceeds of $5,500,000 received as a result of the Transactions and the $170,000 received with the exercise of warrants. During the quarter, other expenses of $4,583 were recorded, relating primarily to a provision for loss on marketable securities of $4,500. These securities were purchased by the Company in 1999.

     PROVISION FOR INCOME TAXES. For the quarter ended June 30, 2000, a net tax benefit of $6,653 was recorded due to the operating loss incurred. In the three months ended June 30, 1999 a net tax provision of $2,289 was recorded. The tax charges in income tax expense represents combined federal and state income taxes. In 1999, a net tax provision was recorded despite the financial statement loss due to non-deductible permanent differences and valuation allowances recorded on deferred tax assets. The effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

     MINORITY INTEREST. As noted previously the LCP shareholders owned 56% of eStorefronts common stock prior to the mergers. Accordingly, the combined financial statements reflect the minority interest's portion of the operating losses of eStorefronts for the quarter ended June 30, 1999 of $69,777. The loss in 1999 is attributable to the launch of eStorefronts, stock compensation expenses and the costs of development of its initial web-sites.

     NET INCOME (LOSS). The Company recorded a net loss of $651,688 for the quarter ended June 30, 2000 versus a net loss of $22,850 for the quarter ended June 30, 1999. The increased net loss reflects the Company's investments in building its infrastructure and ability to sell its products and services, which is expected to lead to drive significant revenue growth in the third and fourth quarters of 2000.


     COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND 1999

     REVENUES. Revenues increased $962,647 or 52% to $2,798,470 for the six months ended June 30, 2000 from $1,835,823 for the six months ended June 30, 1999. The increase was attributable to increases in both e-commerce/retail sales and strategic Internet services.

     Sales of computer products to industrial, health care and educational markets, increased $626,430 or 39% to $2,243,282 for the six months ended June 30, 2000 from $1,616,852 for the six months ended June 30, 1999. This increase was due to greater penetration of key accounts, including increased purchases of client licenses by a significant customer as a part of that customer's program to achieve licensing compliance with certain software makers. During the six months ended June 30, 2000, sales to this customer accounted for approximately 13% of total revenues for the period, 25% in the year-earlier period.

     Revenues from strategic Internet services increased $336,217 or 154% To $555,188 for the six months ended June 30, 2000 from $218,971 for the six months ended June 30, 1999. This revenue growth was due to an increase in our client base and an increase in headcount. However, revenue in the second six months was limited by the completion of certain pre-Transactions contracts at lower effective rates per hour than current contracts. For the six months ended June 30, 2000, strategic Internet services revenues represented 20% of total revenues, up from 12% in the six months ended June 30, 1999 and 14% for the year ended December 31, 1999.

     COST OF REVENUES. Cost of revenues increased $654,446 or 43% to $2,193,865 for the six months ended June 30, 2000 from $1,539,419 for the six months ended June 30, 1999. The dollar increase was attributable to the higher revenues for both e-commerce/retail and strategic Internet services. As a percentage of revenues, cost of revenues decreased from 84% in the six months ended June 30, 1999 to 78% in the six months ended June 30, 2000 due to the growth of strategic Internet services as a portion of total revenue. Gross margin for the strategic Internet services business increased to 49% from 33% in the same period in 1999. Strategic Internet services margins in 1999 were depressed as a result of the significant investment in developing the Company's proprietary international e-commerce platform, which resulted in reduced average billing rates.

     SALES AND MARKETING. Sales and marketing costs increased $280,945 to $410,764 for the six months ended June 30, 2000 from $129,819 for the six months ended June 30,1999. The dollar increase was primarily attributable to higher numbers of sales, business development and marketing personnel, including our Vice President of Marketing and our five person business development and marketing team during the second quarter of 2000. These professionals have been added to drive the growth of our strategic Internet services business. As a percentage of revenues, sales and marketing expenses increased to 15% in the six months ended June 30, 2000 from 7% in the year earlier period.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $473,217 to $597,560 for the six months ended June 30, 2000 from $124,343 for the six months ended June 30, 1999. The dollar increase was attributable to increased headcount and increased infrastructure to support the growth of the strategic Internet services business. During the second quarter of 2000, the Company added its CEO, CFO and additional human resources and information technology resources. Higher infrastructure spending relates to rent of the Company's new office space to house its Internet business in Fairport, NY, costs to upgrade the Company's internal computer networks, public relations, investor relations, accounting and legal costs related to the Company's recent public reporting status and other general costs to support the growth of the business.

     The Company recorded a provision for bad debts of $115,000 related to strategic Internet services clients with whom the Company has ended its supplier relationship. The Company is planning to pursue its claim the amounts it is owed, however, it has reserved for the amount that believed to be uncollectable. The bad debt provision relates to contracts that were entered into prior to the Transactions.

     DEPRECIATION. Depreciation expense increased $20,506 in the six months ended June 30, 2000 to $32,316 as a result of increased purchases of furniture, leaseholds, computer, network and other equipment to support the growth of the strategic Internet services business and facilities. The company invested $474,429 in capital equipment during the six months ended June 30, 2000 and $23,913 in the six months ended June 30, 1999.

     AMORTIZATION. Amortization expenses increased $121,471 in the six months ended June 30, 2000 versus the prior year period as a result of the amortization of the goodwill of $1,980,000 recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense decreased to $18,977 for the six months ended June 30, 2000 due to higher average borrowings and higher interest rates. During the six months ended June 30, 2000, the Company recorded $79,563 in interest income related to the funding it received in March 2000. During the six months, other expenses of $4,500 were recorded, relating to a provision for loss on marketable securities. These securities were purchased by the Company in 1999.

     PROVISION FOR INCOME TAXES. For the six months ended June 30, 2000, a net tax provision of $5,559 was recorded versus $2,926 in the prior year. The tax charges in income tax expense represents combined federal and state income taxes. The effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

     MINORITY INTEREST. As noted previously the LCP shareholders owned 56% of eStorefronts common stock prior to the mergers. Accordingly, the combined financial statements reflect the minority interest's portion of the operating losses of eStorefronts for the six months ended June 30, 2000 and 1999 of $1,002 and $88,018, respectively. The loss in 1999 is attributable to the launch of eStorefronts, stock compensation expenses and the costs of development of its initial web-sites.

     NET INCOME (LOSS). The Company recorded a net loss of $629,286 for the six months ended June 30, 2000 versus a net loss of $46,112 for the six months ended June 30, 1999. The increased net loss reflects the Company's investments, made primarily in the second quarter of 2000, in building its infrastructure and ability to sell its products and services, which are expected to drive significant revenue growth in the second six months of 2000.


     LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company's cash and equivalents increased by a net $4.6 million, driven by funding received of $5.8 million less debt repayment of $350,000, cash used in operations of $550,000 and capital investments of $340,000.

     On March 10, 2000, LCP completed a reverse triangular merger with Logisoft, which for accounting purposes was treated as an issuance of shares by LCP to shareholders of Logisoft for $5.5 million in cash and a non-interest bearing promissory note of $720,000.

     The Company may borrow up to $400,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1%. Borrowings under this facility are collateralized by all of the Company's assets and are guaranteed by certain of the Company's shareholders. The line of credit was repaid in April 2000 and no balance was outstanding at June 30, 2000.

     The Company also has a mortgage payable to a bank on its office facility in Rochester, NY that houses its Computer Products division. The amount outstanding on this mortgage was $193,110 at June 30, 2000. This mortgage requires monthly payments totaling $21,000 annually through October 2015. In June 2000, the Company entered into a three-year capital lease for $131,205 of furniture and computer equipment. This lease bears interest at prime plus 0.5% and requires monthly payments totaling $50,388 annually.

     The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At June 30, 2000, the Company had $4,646,035 million in cash and equivalents including $3,500,000 that was invested in certificates of deposit with 30 to 60 day terms, at a rates approximating 6%. The remainder of the Company's cash and cash equivalents was held in available funds, including money market accounts earning between 5% and 6%.

     During the six months ended June 30, 2000, the Company used $550,394 in cash in its operations, primarily due to the operating loss incurred during the period then ended. The operating loss was financed principally by the proceeds from the Transactions and warrant exercises. During this period, net working capital increased by $196,000 due to seasonally higher accounts receivable at the end of June 2000 and as a result of generally higher sales volumes.

     Historically, accounts receivable balances are high at quarter ends due to customer ordering patterns for computer products. This trend is particularly significant at June due to the seasonally high sales in the quarter and the month of June. Customer payment terms range from net 30 days to net 180 days, for certain of the Company's large municipal and health care computer products customers. For strategic Internet services projects, a customer deposit is generally required prior to commencing work and subsequent billings are made as pre-established milestones are completed. Billings for strategic Internet services projects are generally due upon presentation of invoices.

     During the six months ended June 30, 2000, investments in fixed assets totalled $474,429, including $131,205 of which was financed through a capital lease. These investments were directed at completing the Company's new office facility in Fairport, NY, computer and other general use equipment required by the increased staff levels, which more than doubled during the period, and the upgrade of the Company's computer network to support the increased volume and sophistication of the Company's business. In addition, the Company invested $60,000 in an internal financial system, which will allow for better management reporting and control of the business, including project/engagement management.

     During the six months ended June 30, 2000, 520,000 Class A warrants to purchase the Company's common stock were exercised. Proceeds of $170,000 have been received related to the exercise of these warrants, while the remaining $350,000 is scheduled to be received by December 9, 2000, pursuant to promissory notes from investors executed in connection with the warrant exercise.

     In the quarter ended June 30, 2000, three payments, totalling $180,000,were received on the KLI note receivable. Nine payments of $60,000 are scheduled to be received from July 2000 to March 2001.

     At June 30, 2000, the Company had outstanding capital expenditure commitments totaling approximately $100,000 relating primarily to additional equipment for the Company's growing workforce, its recently announced Chicago office and completion of the network upgrade.

     The Company believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company may need to raise additional funding sooner in order to support its growth, develop new or enhance existing products and services, respond to competitive pressures, acquire complementary businesses or take advantage of unanticipated opportunities. Certain investors who purchased shares of Logisoft prior to the merger transaction through the exercise of 2.75 million existing Class B warrants, received Class C warrants to purchase an additional 2.75 million shares of the Company's stock exercisable through December 7, 2000 at $1.75 per share. If all of these warrants were exercised the Company would receive proceeds of approximately $4.8 million.

     YEAR 2000 RISK

     Prior to December 31, 1999, many installed computer systems and software products were coded to accept only two-digit entries to identify a year in the date code field. Consequently, as of January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century date and 21st century dates. Accordingly, many companies, including Logisoft and Logisoft's customers, potential customers, vendors and strategic partners, have upgraded their systems to comply with applicable "Year 2000" requirements.

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

ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Logisoft is exposed to a variety of risks including changes in interest rates affecting the return on its investments. This risk results primarily from our short-term investments. To minimize this risk, the Company invests in highly liquid instruments that are of investment grade. At June 30, 2000, the Company owned certificates of deposit for $3.5 million earning a 6% return for terms of 30 to 60 days.

     The Company also maintains its cash in bank demand deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.



PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS - NONE

                1. Form of Non-Internet bearing Promissory Note RE: Class A warrant exercise.

                27     Financial Data Schedule


     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LOGISOFT  CORP.


Date:  August  14,  2000       By:  /s/  John  Van  Heel
                               --------------------------------------
                               John Van Heel, Chief Financial Officer