Form 10QSB
period 2000-09-30
LOGISOFT CORP
filed 2000-11-14
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2000


                         Commission File Number: 0-23100


                                 LOGISOFT CORP.

       (Exact name of small business issuer as specified in its charter)
      -------------------------------------------------------------------


            DELAWARE                                           22-2649848
      -------------------------------------------------------------------
     (State of Incorporation)                         (IRS Employer ID No)

                    375 Woodcliff Drive, Fairport, NY  14450
                    -----------------------------------------
                     (Address of principal executive office)

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

     The number of shares  outstanding of  registrant's  common stock,
     par  value  $.0001  per  share,   as  of  November  6,  2000  was
     30,954,553.

     Transitional Small Business Disclosure Format (Check one):  Yes   No X


--------------------------------------------------------------------------------

                                 LOGISOFT  CORP.

                                      INDEX


                                                                            Page
                                                                             No.
                                                                           -----
Part I.   Financial Information

Item 1.   Financial Statements (unaudited)                                     4
          Balance Sheets -
          September 30, 2000 (unaudited) and December 31, 1999                 4

          Statements of Operations -
          Three and nine months ended September 30, 2000 and 1999 (unaudited)  5

          Statement of changes in Stockholders' Equity -
          Nine months ended September 30, 2000 (unaudited)                     6

          Statements of cash flows -
          Nine months ended September 30, 2000 and 1999 (unaudited)            7

          Notes to Combined and Consolidated Financial Statements (unaudited)  8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           20

Item 3.   Qualitative and Quantitative Disclosures about Market Risk          31

Part II.  Other Information                                                   32

Item 5.   Other Information                                                   32

Item 6.   Exhibits and reports on Form 8-K                                    32


--------------------------------------------------------------------------------

                                 LOGISOFT CORP.
                                 --------------
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------


                                              December 31,   September30
                                              -------------  ----------
                                                  1999          2000
                                              -------------  ----------
                                                             (unaudited)
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and equivalents                        $      59,550  $1,260,281
  Short-term investment                                   -   2,496,824
  Accounts receivable, net of allowance of
     $10,000 at September 30,2000                 1,003,495   1,107,065
  Note receivable                                         -     360,000
  Note Receivable - officer                           6,909           -
  Loan receivable - officer                               -     226,153
  Unbilled revenue                                   12,000       9,100
  Inventory                                           6,542      36,143
  Prepaid expenses and other current assets           4,884     221,020
  Deferred tax asset                                  2,651      28,226
                                              -------------  ----------

      Total current assets                        1,096,031   5,744,812
                                              -------------  ----------


PROPERTY AND EQUIPMENT, net                         367,041     994,844
                                              -------------  ----------


OTHER ASSETS:
  Intangible assets, net                             11,424   1,947,937
  Deposits                                                -      35,784
                                              -------------  ----------

                                                     11,424   1,983,721
                                              -------------  ----------


                                              $   1,474,496  $8,723,377
                                              =============  ==========

                                                      December 31,    March 31,
                                                     --------------  -----------
                                                          1999          2000
                                                     --------------  -----------
                                                                     (unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

  CURRENT LIABILITIES:
    Line-of-credit                                   $     350,000   $        -
    Current portion of long-term debt                        9,428       91,413
    Note payable - officer                                  12,000            -
    Accounts payable                                       628,000      937,599
    Accrued expenses and other current liabilities         370,784      623,878
    Advanced billings                                       14,800       92,005
                                                     --------------  -----------



        Total current liabilities                        1,385,012    1,744,895

  LONG-TERM DEBT, net of current portion                   199,736      388,431

  DEFERRED TAX LIABILITY                                     3,110       27,351
                                                     --------------  ----------

        Total liabilities                                1,587,858    2,160,677
                                                     --------------  ----------

  MINORITY INTEREST                                          1,002            -
                                                     --------------  ----------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $2.75 par value, 2,000,000
      shares authorized, no shares issued                        -            -
    Common stock, $.0001 par value, 60,000,000
      shares authorized, 12,000,000
      and 30,954,553 shares issued
      and outstanding, respectively                          1,200        3,096
    Additional paid-in capital                             264,550    8,765,232
    Notes reveivable (warrant exercise)                          -     (350,000)
    Retained earnings (accumulated deficit)               (379,112)  (1,855,628)
                                                     --------------  ----------

                                                          (113,362)   6,562,700
    Less:  Minority interest                                (1,002)           -
                                                     --------------  ----------

        Total stockholders' equity                        (114,364)   6,562,700
                                                     --------------  ----------

                                                     $   1,474,496   $8,723,377
                                                     ==============  ==========

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                            LOGISOFT  CORP.
                                            --------------

                   COMBINED  AND  CONSOLIDATED  STATEMENTS  OF  INCOME  AND  OPERATIONS
                   --------------------------------------------------------------------

                                             (UNAUDITED)
                                             -----------

                                               QUARTER ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------  -------------------------------
                                                  1999           2000           1999          2000
                                              -------------  -------------  ------------  -------------
REVENUE:
  E-commerce/retail                           $  1,046,446   $  1,213,516   $ 2,663,299   $ 3,456,798
  Strategic Internet services                      193,040        566,637       412,011     1,121,825
                                              -------------  -------------  ------------  -------------

     Total revenue                               1,239,486      1,780,153     3,075,310     4,578,623
                                              -------------  -------------  ------------  -------------

COST OF REVENUE:
  E-commerce/retail                                912,310      1,076,452     2,305,046     2,988,310
  Strategic Internet services                       90,373        328,484       237,056       610,491
                                              -------------  -------------  ------------  -------------

     Total cost of revenue                       1,002,683      1,404,936     2,542,102     3,598,801
                                              -------------  -------------  ------------  -------------

       Gross profit                                236,803        375,217       533,208       979,822
                                              -------------  -------------  ------------  -------------

OPERATING EXPENSES:
     Sales and marketing                            74,249        517,763       204,068       928,527
     General and administrative                     69,197        571,501       193,540     1,169,061
     Research /product development                       -         38,514             -        38,514
     Bad debt provision                                  -        (16,250)            -        98,750
     Stock based compensation                            -         15,197       150,000        23,228
     Depreciation                                    5,462         33,156        17,272        65,472
     Amortization                                      289        109,827           568       231,576
                                              -------------  -------------  ------------  -------------

       Total operating expenses                    149,197      1,269,708       565,448     2,555,128
                                              -------------  -------------  ------------  -------------

       Income (loss) from operations                87,606       (894,491)      (32,240)   (1,575,306)
                                              -------------  -------------  ------------  -------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (10,349)        (5,175)      (22,396)      (24,152)
  Interest income                                        -         58,132             -       137,695
  Other                                               (182)        (1,235)          507        (5,735)
                                              -------------  -------------  ------------  -------------

                                                   (10,531)        51,722       (21,889)      107,808
                                              -------------  -------------  ------------  -------------

     Income (loss) before income taxes
       and minority interest                        77,075       (842,769)      (54,129)   (1,467,498)

INCOME TAXES                                        (1,897)        (3,459)       (4,823)       (9,018)
                                              -------------  -------------  ------------  -------------

     Income (loss) before minority interest         75,178       (846,228)      (58,952)   (1,476,516)

MINORITY INTEREST                                    3,414              -        91,432         1,002
                                              -------------  -------------  ------------  -------------

NET INCOME (LOSS)                             $     78,592  $   (846,228)  $    32,480   $(1,475,514)
                                              =============  =============  ============  =============

NET INCOME (LOSS)
  PER COMMON SHARE:
     BASIC AND DILUTED                        $        0.01  $      (0.03)  $       0.00  $     (0.06)
                                              =============  =============  ============  =============

                   The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

                                                    LOGISOFT CORP.
                                                    --------------
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              ---------------------------------------------------------

                                                     (UNAUDITED)

                                                                    Notes       Retained
                                                                  Receivable-   Earnings
                                   Common Stock       Paid-In      Warrent    (Accumulated    Minority
                                 Shares    Amount     Capital      Exercise      Deficit)     Interest       Total
                               ----------  -------  -----------  ------------  ------------  -----------  -----------
BALANCE, December 31, 1999     12,000,000  $ 1,200  $  264,550   $         -   $  (379,112)  $   (1,002)  $ (114,364)

Issuance of shares in merger   18,434,553    1,844   6,218,156             -             -            -    6,220,000

Stock issuance costs                    -        -    (240,650)            -             -            -     (240,650)

Acquisition of eStorefronts
  minority interest                     -        -   1,980,000             -             -            -    1,980,000

Exercise of warrants to
  purchase common stock           520,000       52     519,948      (350,000)            -            -      170,000

Stock based compensation                -        -      23,228             -             -            -       23,228

Net income (loss)                       -        -           -             -     (1,476,516)      1,002   (1,475,514)
                               ----------  -------  -----------  ------------  ------------  -----------  -----------

BALANCE, September 30, 2000    30,954,553  $ 3,096  $8,765,232   $  (350,000)  $(1,855,628)  $        -   $6,562,700
                               ==========  =======  ===========  ============  ============  ===========  ===========

                          The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------

                                    LOGISOFT CORP.
                                    --------------
                  COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                  --------------------------------------------------
                                     (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                             1999           2000
                                                         -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $     32,480   $ (1,475,514)
  Adjustments to reconcile net income (loss) to
   Net cash flow from operating activities:
     Minority interest                                        (91,432)        (1,002)
     Depreciation and amortization                             18,095        297,048
     Bad debt provision                                             -         98,750
     Deferred taxes                                            (8,643)        (1,334)
     Stock based compensation                                 150,000         23,228
     Other non-cash charges                                         -         11,911
     Changes in:
       Accounts receivable                                   (593,084)      (202,320)
       Inventory                                               (2,979)       (29,601)
       Prepaid expenses and other current assets                 (322)      (216,136)
       Unbilled revenues, net of advanced billings            (21,700)      (119,895)
       Accounts payable                                       282,564        309,599
       Accrued expenses                                        21,071        163,653
                                                         -------------  -------------

         Net cash flow used in operating activities          (213,950)    (1,141,613)
                                                         -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Note receivable                                                   -          6,909
  Loan receivable - officer, net                                    -       (226,153)
  Deposits                                                          -        (35,784)
  Purchases of short-term investments                               -     (2,496,824)
  Purchases of property and equipment                         (51,404)      (400,975)
                                                         -------------  -------------

     Net cash flow from investing activities                  (51,404)    (3,152,827)
                                                         -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on line-of-credit, net              255,000       (350,000)
  Repayment of long-term debt                                 (10,366)       (21,620)
  Proceeds from note receivable                                     -        360,000
  Repayment of note payable - officer                               -        (12,000)
  Proceeds from sale of stock and exercise of warrants         15,000      5,670,000
  Payment of stock transaction costs                                -       (151,209)
                                                         -------------  -------------

      Net cash flow from financing activities                 259,634      5,495,171
                                                         -------------  -------------

CHANGE IN CASH AND EQUIVALENTS                                 (5,720)     1,200,731


CASH AND EQUIVALENTS  - beginning of year                     105,808         59,550
                                                         -------------  -------------

CASH AND EQUIVALENTS - end of year                       $    100,088   $  1,260,281
                                                         =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash interest paid                                     $     16,001   $     23,483
                                                         =============  =============

  Cash taxes paid                                        $      7,319   $     37,708
                                                         =============  =============

         The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------

                                 LOGISOFT CORP.
                                 --------------

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------------------

                                   (Unaudited)

(1)   Description  of  Business
      -------------------------

     The combined and consolidated financial statements include Logisoft Corp, Logisoft Computer Products Corp. (LCP), formerly known as Logisoft Corp., and eStorefronts.net Corp. (eStorefronts). The shareholders of LCP owned 56% of the shares of eStorefronts through March 10, 2000, when LCP and eStorefronts shares were exchanged in transactions with Logisoft Corp., formerly known as Reconversion Technologies, Inc. (Logisoft or the Company), as discussed below. As a result of these transactions, LCP and eStorefronts are wholly-owned subsidiaries of Logisoft.

     Business -

     Logisoft operates its business through its two wholly-owned subsidiaries. LCP, which encompasses the Logisoft Computer Products division, and eStorefronts, which contains the Company's strategic Internet services business ("Logisoft Interactive" or "LGI") and its e-commerce partnership activities. E-commerce activities are operated under the name eStorefronts.

     LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. This business is operated as Logisoft Computer Products. LCP has grown consistently for the past 10 years and is being migrated to an Internet-based platform.

     eStorefronts partners with both traditional and pure web-based companies to take advantage of the opportunities provided by the Internet to grow their businesses. It participates in the development and execution of the business plan in exchange for revenue-sharing and/or equity-based arrangements. eStorefronts partners include Wet Planet Beverages (Jolt
     Cola) and Dunlop. Additionally, eStorefronts operates Safesmith.com which markets a wide range of safety and office products to businesses and consumers through a best-in-class web site.

     LGI provides comprehensive, sophisticated Internet capabilities primarily to traditional brick and mortar companies whose objectives include developing a robust web presence that includes e-commerce. LGI provides up-front planning strategic consulting services, custom front-end architecture and web site development as well as comprehensive back-end support upon web site completion. LGI's competitive advantage is the unique ability to integrate these services on a global scale which includes a proprietary e-commerce solution, Global Gateway, that enables e-commerce in 50 countries. This platform is being further developed as a comprehensive and stand-alone software solution for broader distribution.

     The Company's strategic Internet services revenues are derived from fees for services generated on a project-by-project basis. In general, clients are charged for the time, materials and expenses incurred on a particular project; however, a portion of the Company's revenue is derived from fixed-fee contracts. The sales cycle for the Company's globalization services is generally three to six months because of the strategic nature of customer decisions to engage in global e-commerce. Sales cycles are shorter for more traditional Internet consulting and web development work. LGI currently has sales operations in Chicago, Boca Raton, Boston, and Charlotte as well as its headquarters in Rochester, NY. The Company's intent is to expand its sales offices as business is established in other areas of the U.S.

     Merger Transactions -

     On March 10, 2000, LCP was acquired by Reconversion Technologies, Inc. (now known as Logisoft), a public shell company registered in Delaware, in a reverse triangular merger, in which the shareholders of LCP received 7,500,000 shares of Logisoft for all of the outstanding common stock of LCP. For accounting purposes, this transaction has been recorded as an issuance of stock by LCP in exchange for the assets of Logisoft. At the time of acquisition, Logisoft had no operations and its assets consisted of $5,500,000 in cash and a note receivable for $720,000. Effective May 1, 2000, Reconversion Technologies, Inc. changed its name to Logisoft Corp. and its ticker symbol to 'LGST' to better reflect its business.


--------------------------------------------------------------------------------

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

     Also on March 10, 2000, and in conjunction with the LCP transaction, Logisoft acquired all of the outstanding common stock of eStorefronts for 4,500,000 shares of Logisoft in a share exchange. LCP shareholders owned 56% of eStorefronts common stock at the time of this transaction. The share exchange between the shareholders of eStorefronts and Logisoft has been accounted for at historical cost for the 56% of eStorefronts controlled by the LCP shareholders. The acquisition of the minority interest of 44% by Logisoft has been accounted for using purchase accounting.

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

     On March 7, 2000, Logisoft entered into an agreement for the sale of Keystone Laboratories, Inc. (Keystone), a drug screening and confirmatory testing laboratory business, to its former president for a $720,000 promissory note. Keystone's business was operated in the normal course up to the time of its sale and was Logisoft's only operating business at that time. This sale was a condition precedent to completing the transactions with LCP and eStorefronts.

(2)  Basis  and  Presentation  of  Financial  Statements
     ---------------------------------------------------

     The combined balance sheet as of December 31, 1999 and the unaudited statements of operations and cash flows for the quarter and nine month periods ended September 30, 1999 include the historical combined financial statements of LCP and eStorefronts giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the nine months ended September 30, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of Logisoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the nine months ended September 30, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable are recorded as proceeds from the issuance of 18,434,553 shares on March 10, 2000.

     The Company has prepared the accompanying unaudited combined and consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 8-K/A filed on May 22, 2000. In the opinion of management, the accompanying unaudited combined and consolidated financial statements reflect all adjustments (consisting of only normal, recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 2000, the results of its operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.


--------------------------------------------------------------------------------

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

     Sales and marketing expenses include product and service research, advertising, brand name promotions, lead-generation activities as well as salaries, employee benefits and incentive compensation of personnel in these functions.

     General and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of personnel responsible for administrative, accounting, legal, human resources functions, the costs of the Company's facilities and other general and administrative expense.

     Research/Product Development Costs -

     Research and development costs are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". This statement requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. The Company has not capitalized any such costs during 2000.

     Cash and Equivalents -

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and equivalents. The Company maintains its cash in bank demand deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

     Short-Term Investments -

     Short-term investments are classified as available for sale which are recorded at fair market value. The cost of securities available for sale are adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available for sale securities were not material for any period presented.

     Inventory -

     Inventory consists of computer hardware and software supplies and other goods held for sale and is stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.


--------------------------------------------------------------------------------

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

       Buildings and improvements           40 years
       Leasehold improvements               7 years or term of lease, if shorter
       Office equipment                     3 - 5 years
       Software                             1 - 5 years
       Furniture and fixtures               7 - 10 years

     Office equipment includes the Company's computer network, computers and general office equipment. Software includes the capitalized cost of the Company's web site and the accounting and project management software that was purchased during 2000.

     In May 2000, the Emerging Issues Task Force issued EITF 00-2, "Accounting for Web Site Development Costs", which is required to be adopted for web site development costs incurred in fiscal quarters beginning after June 30, 2000. The issue provides guidance on how entities should account for web site development costs, requiring that certain costs, such as planning and operating costs, be expensed and other costs, including development and initial graphics creation, be capitalized. EITF 00-2 is not intended to address the accounting for the hardware infrastructure (for example, servers) costs that are necessary to support a web site. Web site development costs may be internal or external costs. In addition, accounting for the costs of web site development conducted for others under contractual arrangements is part of reporting on contracts in general and is not covered by EITF 00-2. The Company capitalizes development costs related to its own web site in accordance with EITF 00-2.

     The Company reviews quarterly its property and equipment in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss.

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

     Advertising Costs -

     The Company expenses advertising costs as incurred. The Company recorded advertising expense of $3,386 and $44,400 for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively.

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


--------------------------------------------------------------------------------

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

     Weighted average common shares outstanding are as follows:


                                  Quarters Ended        None Months Ended
                                   September 30,          September 30,
                              ----------------------  ----------------------
                                 1999        2000         1999        2000
                              ----------  ----------  ----------  ----------

     Weighted average shares
        Basic and diluted      10,020,000  30,954,553  10,020,000  25,516,874
                               ==========  ==========  ==========  ==========


     Potentially dilutive shares totaling 30,870 and 15,931 for the quarter and nine month periods ended September 30, 2000 have been excluded from weighted average shares used to compute loss per share in accordance with SFAS 128.

     Fair Value of Financial Instruments -

     The carrying amounts of financial instruments including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

     New Accounting Pronouncements -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 for the quarter ending March 31, 2001. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the fourth fiscal quarter of 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.


--------------------------------------------------------------------------------

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material effect on the Company's financial position or results of operations.

     Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions used in the accompanying combined and consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

(3)  Acquisition  of  e-tailing  Assets  and  Rights
     -----------------------------------------------

     On July 1, 2000, Logisoft purchased certain e-tailing assets and rights of Sentry Group related to the sale of safes and related products on-line. This transaction was completed by eStorefronts, Logisoft's e-commerce partnerships division and is operated as Safesmith.com. Under the contract with Sentry Group, Logisoft must provide $200,000 of strategic Internet services to Sentry over the 18 months following July 1, 2000. Revenue will be recognized as these services are delivered to Sentry. In addition,
     Sentry agreed to provide Logisoft with its initial safe inventory requirements to operate the new security site at cost plus 10% (for up to $200,000 of product at Sentry's manufactured cost). In conjunction with this transaction, Logisoft engaged Sentry to provide certain consulting services over a period of five years at a maximum cost of $40,000 per year and Sentry agreed to use Logisoft as its preferred supplier of strategic Internet services.

(4)  Loan  Receivable  -  Officer
     ----------------------------

     In July 2000, the Company entered into a bridge loan with an officer of the Company related to the purchase of the officer's principal residence. The amount loaned, $228,000, is secured by the residence and 533,000 shares of Company stock. During the term of the loan, monthly payments of $1,647 are due. A balloon payment for all remaining principal and accrued interest is due on January 17, 2001. Regular payments have been received through September 30, 2001.

(5)  Property  and  Equipment
     ------------------------

     Property and equipment consists of the following:

                                          December 31,   September 30,
                                              1999          2000
                                         --------------  -----------

        Land, building and improvements  $      290,531   $  292,945
        Leasehold improvements                        -       27,897
        Office equipment                        163,946      573,459
        Software                                      -       84,672
        Furniture and fixtures                   16,584      185,363
                                         --------------  -----------

                                               471,061     1,164,336

        Less: Accumulated depreciation
           And amortization                   (104,020)     (169,492)
                                         --------------  -----------
                                         $     367,041    $  994,844
                                         ==============  ===========


--------------------------------------------------------------------------------

     During the third quarter, the Company completed the development of its own web site. Certain costs, totaling $12,000, have been capitalized in accordance with EITF 00-2 and are included as software in these financial statements. These costs will be amortized over the estimated useful life of one year.


(6)  Intangible  Assets
     ------------------

     Intangible assets consist of the following:

                                         December 31,   September 30,
                                             1999          2000
                                        --------------  -----------

        Goodwill                        $           -   $2,180,000
        Deferred financing costs                7,147        7,147
        Prepaid licensing fees                  6,000        6,000
                                        --------------  -----------

                                               13,147    2,193,147

        Less: Goodwill adjustment                   -      (11,911)
        Less: Accumulated amortization         (1,723)    (233,299)
                                        --------------  -----------

                                        $      11,424   $1,947,937
                                        ==============  ===========



     Goodwill of $1,980,000 relating to the purchase of the 44% minority interest in eStorefronts is being amortized over five years.

     The $200,000 cost of purchasing certain e-tailing assets and rights from Sentry Group was capitalized as goodwill and will be amortized over the estimated useful life of five years. Sentry Group agreed to supply Safesmith.com's initial inventory at manufactured cost plus 10% up to $200,000 of manufactured cost. Goodwill is also reduced for the difference between the initial inventory purchases at cost plus 10% and the normal negotiated pricing to Safesmith.com applicable after the initial inventory orders. This goodwill adjustment was $11,911 for the quarter and nine months ended September 30, 2000.

(7)  Deposits
     --------

     Consists of deposits on office space.

(8)  Financing  Arrangements
     -----------------------

     Long-Term  Debt  -

     Long-term debt consists of the following:
                                                     December 31,    September 30,
                                                         1999            2000
                                                    --------------  ---------------
     Mortgage payable to a bank in monthly
     installments of $1,751, including interest at
     7.96% through October 2015.                    $     198,154   $      191,127

     Capital lease obligation payable in monthly
     installments of $5,236, including interest at
     prime plus 1.0% through October 2003.                      -          161,095

     Capital lease obligation payable in monthly
     installments of $4,199, including interest at
     prime plus .5% through June 2003.                          -          120,700

     Capital lease obligation payable in monthly
     installments of $367, including interest at
     7.00% through June 2002.                              11,010            6,922
                                                    --------------  ---------------

                                                          209,164          479,844
     Less: Current portion                                 (9,428)         (91,413)
                                                    --------------  ---------------

                                                    $     199,736   $      388,431
                                                    ==============  ===============


--------------------------------------------------------------------------------

     In June 2000, the Company entered into a three year lease on furniture and computer equipment for $131,205. The lease transfers title of these assets to the Company at the end of the lease term. Accordingly, it is being accounted for as a capital lease. The interest rate applicable at September 30, 2000 on this lease was 10.0%.

     Also, in September 2000, the Company entered into a three year lease on furniture and computer equipment for $161,095. The lease transfers title of these assets to the Company at the end of the lease term. Accordingly, it is being accounted for as a capital lease. The interest rate applicable at September 30, 2000 on this lease was 10.5%.

     Line-of-Credit -

     The Company may borrow $500,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1% (10.5% at September 30, 2000) and are collateralized by all assets of the Company.

     Debt Covenants -

     Certain of the financing arrangements require the Company to maintain certain financial covenants. The Company is in compliance with all of these covenants as of September 30, 2000.

(9)  Stockholder's  Equity
     ---------------------

     Equity Transactions -

     All equity transactions have been retroactively restated to reflect the exchange ratios from the March 10, 2000 merger transactions.

     Nine months ended September 30, 1999

     eStorefronts sold 11,250 common shares for $15,000 in January 1999 and issued 337,500 common shares valued at $150,000 to individuals for services rendered.

     Nine months ended September 30, 2000

     As described in Note 1, LCP and eStorefronts entered into merger transactions with Logisoft on March 10, 2000. For accounting purposes, these transactions have been reflected as an issuance of 18,434,553 common shares by LCP in exchange for the assets of Logisoft and the purchase of the 44% minority interest in eStorefronts. Stock issuance costs of $240,650 related to the merger transactions and funding, have been recorded as a reduction of paid-in capital. These costs relate primarily to investment banking fees and accounting and legal consulting.

     In addition, warrants for the purchase of 520,000 shares of the Company's common stock were exercised, as discussed below.


--------------------------------------------------------------------------------

     Warrants -

     On November 13, 1997, Logisoft's Disclosure Statement and Plan of Reorganization (the Plan) was confirmed. In connection with the Plan, Logisoft issued the following warrants to purchase Logisoft's common stock:

          - Class A warrants to purchase 1,624,172 shares of common stock at $1 per share exercisable through June 7, 2000.
          - Class B warrants to purchase 1,475,973 shares of common stock at $1 per share exercisable through June 7, 2000.
          - Upon the exercise of a Class B warrant, a Class C warrant was issued allowing the purchase of the number of shares of common stock equal to the number of shares purchased upon exercise of the Class B warrants. Class C warrants are exercisable at $1.75 per share through December 7, 2000.

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

     Subsequent to the merger transactions, 520,000 additional Class A warrants were exercised. The remaining Class A and B warrants expired on June 7, 2000. Promissory notes were executed with three investors related to the exercise of 350,000 Class A warrants. The amounts due under these promissory notes are due on December 9, 2000. In accordance with EITF 85-1, these notes have been recorded as a reduction of equity at September 30, 2000.

     At September 30, 2000, Class C warrants to purchase 2,767,500 shares at $1.75 were outstanding.

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

     Stock Option Plans -

     In April 2000, the Company adopted its 2000 Stock Option Plan (the "Plan") and the Company's Board of Directors approved the same. The Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel of the Company. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the Common Stock of the Company, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan.

     Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options". The Company expects that most options granted pursuant to the Plan will be subject to vesting over a four year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of the Company. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan may have a maximum term of up to ten (10) years.

     The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period.


--------------------------------------------------------------------------------

     A summary of stock option activity during the nine months ended September 30, 2000 is as follows:

                                                            Weighted average
                                             Options         Exercise price
                                        -----------------  -------------------

     Granted                                   1,565,700   $          2.00
     Exercised                                         -                 -
     Forfeited                                  (138,750)             2.29
                                        -----------------

     Outstanding at September 30, 2000         1,426,950   $          1.98
                                        =================

     Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period for these options, one year. The Company recognized $23,228 of stock compensation expense for the nine months ended September 30, 2000 relating to these options.

(10) Income  Taxes
     -------------

     Income taxes for the nine month periods and the quarters ended September 30, 1999 and 2000 have been provided at the effective income tax rate expected for the calendar year, adjusted for valuation allowances.

(11) Lease
     -----

     In March 2000, the Company entered into an agreement to lease office space under a non-cancelable lease arrangement. The future minimum lease payments required under this lease are as follows:

          2000. . . . . . . .$   44,274
          2001. . . . . . . .   187,701
          2002. . . . . . . .   207,092
          2003. . . . . . . .   215,532
          2004. . . . . . . .   215,532
          Thereafter. . . . .   287,376
                             ----------

                             $1,157,507
                             ==========

     Rent expense is being recognized on a straight-line basis over the term of this operating lease.

(12) Business  Segments
     ------------------

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

     A summary of the Company's two business segments are as follows:


--------------------------------------------------------------------------------

                                                           Strategic
                                           e-Commerce/     Internet
                                             Retail        Services     Corporate
                                          -------------  ------------  -----------

     Nine  months  ended  September  30,  2000:

     Revenue                              $  3,456,798   $ 1,121,825   $        -
     Income (loss) from operations             (61,706)   (1,082,445)    (431,155)
     Depreciation and amortization              34,306       255,312        7,430
     Identifiable assets                     1,892,394     2,910,725    3,920,258
     Capital expenditures                       24,569       596,214       72,492

     Nine months ended September 30, 1999:

     Revenue                              $  2,663,299   $   412,011   $        -
     Income (loss) from operations             100,006        17,754     (150,000)
     Depreciation and amortization               9,299         8,541            -
     Identifiable assets                     1,158,909       106,931      100,087
     Capital expenditures                       34,617        16,787            -

     Quarter ended September 30, 2000:

     Revenue                              $  1,213,516   $   566,637   $        -
     Income (loss) from operations             (70,383)     (614,637)    (209,471)
     Depreciation and amortization              18,895       120,644        3,444
     Capital expenditures                        4,013       201,089       10,809

     Quarter ended September 30, 1999:

     Revenue                              $  1,046,446   $   193,040   $        -
     Income (loss) from operations              46,569        41,037            -
     Depreciation and amortization               2,073         3,678            -
     Capital expenditures                       15,302        12,188            -

     The Corporate expenses in the first nine months of 1999 relate to stock compensation costs.

     The operating results for strategic Internet services in the nine months and quarter ended September 30, 2000 include $220,000 and $99,000, respectively, of goodwill amortization related to the purchase of the minority interest in eStorefronts.

     The large increase in identifiable assets in the corporate and strategic Internet services segment as of September 30, 2000 is the result of the funding received in March 2000 and the related goodwill of $1,980,000 from the purchase of the 44% minority interest in eStorefronts.

     Corporate assets consist primarily of cash and equivalents, the notes receivable arising from the March 2000 merger transactions and a loan receivable from an officer. The Company's owned building and land located in Fairport, NY and related equipment is associated with the Company's e-commerce/retail segment, as it is used primarily by the computer products resale business.

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

(13) Concentrations
     --------------

     Revenue from one customer accounted for 15% and 21%, respectively, for the nine month period and quarter ended September 30, 1999. These were two different customers of the Company's computer products business. The Company did not recognize revenue from any single customer that represented greater than 10% of the total revenue in the nine months and quarter ended September 30, 2000.

(14) Notes  Receivable
     -----------------

     At September 30, 2000, the Company has a non-interest bearing $720,000 note receivable from the sale of a laboratory business by Logisoft on March 7, 2000, prior to the merger transactions. This note is payable in twelve equal monthly installments of $60,000 and is collateralized by the assets of the business sold. As of September 30, 2000, the Company has received six installments on this note, totaling $360,000.


--------------------------------------------------------------------------------

     Three promissory notes, totaling $350,000, were received by the Company in relation to the exercise of 350,000 Class A warrants during the quarter ended September 2000. These notes are due by December 9, 2000 and have been recorded as a reduction in stockholders' equity.

(15) Non-Cash  Transactions
     ----------------------

     During the nine months ended September 30, 2000, the Company entered into the following non-cash transactions:

     (a) fixed assets, including furniture and computer equipment, were purchased for $292,300 and financed by two three year capital leases in the amounts of $131,205 and $161,095;
     (b) a non-interest bearing promissory note with a face value of $720,000 was received in the merger transactions in exchange for the issuance of the Company's stock;
     (c) promissory notes totaling $350,000 were received for the exercise of 350,000 Class A warrants to purchase the Company's common stock;
     (d) goodwill of $1,980,000 was recorded as a result of the merger transactions, with a corresponding increase in additional paid in capital;
     (e) stock issuance costs of $240,650 were accrued in connection with the merger transactions and related funding; and
     (f) during the third quarter, in conjunction with the purchase of e-tailing assets and rights from Sentry Group, the Company has agreed to provide $200,000 of services based on standard hourly rates to Sentry Group. This obligation has been recorded in current liabilities in the accompanying financial statements. Through September 30, 2000, $150,000 had been recognized as revenue based on services provided.

(16) Pro-Forma  Information  (unaudited)
     -----------------------------------

     The following information presents the pro forma results of operations for the Company for the quarters and nine month periods ended September 30, 1999 and 2000 as if the merger transactions had occurred on January 1, 1999:

                                          Quarter          Quarter        Nine months      Nine months
                                           Ended            Ended            Ended            Ended
                                       September 30,    September 30,    September 30,    September 30,
                                           1999             2000             1999             2000
                                      ---------------  ---------------  ---------------  ---------------

     Revenues                         $    1,239,486   $    1,780,153   $    3,075,310   $    4,578,623
     Income (loss) from operations    $      (11,394)  $     (894,491)  $     (329,240)  $   (1,652,306)
     Net income (loss)                $      (23,822)  $     (846,228)  $     (355,952)  $   (1,553,516)

     Per share information:
     Net income (loss) per share:
     Basic and diluted                $            -   $         (.03)  $         (.01)  $         (.05)
                                      ===============  ===============  ===============  ===============


       Weighted average common
       shares outstanding:

       Basic and diluted                  30,434,553       30,954,553       30,247,506       30,657,765
                                      ===============  ===============  ===============  ===============

     Potentially dilutive shares totaling 30,870 and 15,931 for the quarter and nine month periods ended September 30, 2000 have been excluded from weighted average shares used to compute loss per share in accordance with SFAS 128.

     The pro forma information above reflects the amortization of the eStorefronts' goodwill of $1,980,000 over five (5) years, the elimination of the minority interest in eStorefronts' loss from operations and the weighted average shares amount reflects the number of shares issued in the merger transactions (18,434,553).


--------------------------------------------------------------------------------

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

Changes  in  Control  of  Logisoft.  Pursuant  to  the  merger of Logisoft Corp,
-----------------------------------
formerly known as Reconversion Technologies, Inc., a Delaware corporation ("Logisoft" or the "Company") and Logisoft Computer Products Corp., a New York corporation formerly known as Logisoft Corp. ("LCP") and the share exchange between Logisoft and eStorefronts.net Corp., a New York corporation ("eStorefronts"), both of which were effective on March 10, 2000 (together, the "Transactions"), control of Logisoft was acquired by the principals of LCP and eStorefronts. In anticipation of the Transactions, all but one member of Logisoft's Board of Directors - W. Leo Morris, Clark Bundren, John Sams and Robert Garner - resigned from the Board, effective March 9, 2000. The sole remaining member of the Board, Joel Holt, appointed Robert Lamy, Scott Fox, Alan Kleinmaier (1) and Gene Divine to the Board of Directors of Logisoft. Joel Holt resigned from the Board effective March 10, 2000. In connection with the Transactions, certain of LCP and eStorefront's shareholders assumed the key officer and executive management positions in Logisoft. Robert Lamy became
President of Logisoft, Scott Fox became Vice President of Marketing, Robert Ballard became President of Logisoft's Computer Products division and William Lamy became Director of Technology. Robert Lamy received 4,191,750 shares of
Logisoft common stock (13.8%), William Lamy received 2,826,750 shares of Logisoft common stock (9.3%), Michael Pruitt received 2,100,000 shares of Logisoft common stock (6.9%) and Robert Ballard received 907,407 shares of Logisoft common stock (3.0%).

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

----------
(1) Alan Kleinmaier resigned from the Logisoft Board on April 27, 2000 and the seat on the Board remains vacant.


--------------------------------------------------------------------------------

ACQUISITION  OR  DISPOSITION  OF  ASSETS

Keystone  Sale.  The majority shareholders of LCP and eStorefronts required as a
--------------
pre-condition of the Transactions that Logisoft sell its wholly-owned subsidiary, Keystone Laboratories, Inc. ("KLI"). KLI is a forensic urine drug screening and confirmatory testing laboratory located in Asheville, North Carolina. Urine laboratory tests are used primarily by employers to detect the use of illegal substances by employees and/or prospective employees. On March 7, 2000, Logisoft executed a Purchase and Sale Agreement to sell all of its issued and outstanding shares of the capital stock of KLI. Joel Holt, a former president of Logisoft and a director of Logisoft until the closing of the Transactions, purchased KLI from Logisoft for a purchase price of $720,000. At the closing of the KLI sale on March 9, 2000, Mr. Holt issued a non-interest bearing promissory note (the "Note") in the principal amount of the purchase price, payable in twelve (12) equal monthly installments of $60,000 each, commencing April 1, 2000. The purchase price for KLI was determined as a result of arms-length negotiations between Mr. Holt and the Logisoft Board of Directors based upon the prior audited financial results of KLI, together with the evaluation of expected future results.

New Capital.  The majority shareholders of LCP and eStorefronts required as part
-----------
of the Transactions that Logisoft have at least $5,000,000 in cash equity at the closing of the Transactions. To meet this pre-condition, Logisoft issued 5,500,000 shares of Logisoft common stock at a purchase price of $1.00 per share to nine (9) unrelated investors on March 9, 2000. Thus, at the time of the closing of the Transactions, Logisoft's assets consisted of $5,500,000 in cash equity plus the Note, and Logisoft maintained no operations.

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

OVERVIEW

Logisoft operates its business through its two wholly-owned subsidiaries. Logisoft Computer Products Corp. (LCP), which encompasses the Logisoft Computer Products division, and eStorefronts.net Corp, which contains the Company's strategic Internet services business ("Logisoft Interactive" or "LGI") and its e-commerce partnership activities. E-commerce activities are operated under the name eStorefronts.net.

LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. LCP has grown consistently for the past 10 years and is being migrated to an Internet-based platform.

eStorefronts partners with both traditional and pure web-based companies to take advantage of the opportunities provided by the Internet to grow their businesses. It participates in the development and execution of the business plan in exchange for revenue-sharing and/or equity-based arrangements. eStorefronts partners include Wet Planet Beverages (Jolt Cola) and Dunlop. Additionally, eStorefronts operates Safesmith.com, which markets a wide range of safety and office products to businesses and consumers through a best-in-class web site.


--------------------------------------------------------------------------------

LGI provides comprehensive, sophisticated Internet capabilities primarily to traditional brick and mortar companies whose objectives include developing a robust web presence that includes e-commerce. LGI provides up-front planning strategic consulting services, custom front-end architecture and web site development as well as comprehensive back-end support upon web site completion. LGI's competitive advantage is the unique ability to integrate these services on a global scale which includes a proprietary e-commerce solution, Global Gateway, that enables e-commerce in 50 countries. This platform is being further developed as a comprehensive and stand-alone software solution for broader distribution.

The Company's strategic Internet services revenues are derived from fees for services generated on a project-by-project basis. In general, clients are charged for the time, materials and expenses incurred on a particular project; however, a portion of the Company's revenue is derived from fixed-fee contracts. The sales cycle for the Company's globalization services is generally three to six months because of the strategic nature of customer decisions to engage in global e-commerce. Sales cycles are shorter for more traditional Internet consulting and web development work. LGI currently has sales operations in Chicago, Boca Raton, Boston, and Charlotte as well as its headquarters in Rochester, NY. The Company's intent is to expand its sales offices as business is established in other areas of the U.S.

The equity funding raised by the Company in connection with the Transactions will allow the Company to aggressively pursue its Internet and e-commerce growth strategy through expansion of its client base and headcount and increased investment in engagement methodology, product/solution development and brand awareness. This growth strategy is also being fueled by active strategic alliance formation that is expected to yield co-marketing, product integration and referral relationships.

The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

- The timing of growth of staff, including billable staff, during each quarter
-    The number of client engagements undertaken or completed
-    Seasonality
-    The mix of fixed fee and time and materials contracts
-    The number of days in the quarter
-    Utilization rates of billable employees
-    Marketing and business development expenses
- Economic conditions generally or in the information technology services market
-    Any delays incurred in connection with a project
-    Adequacy of provision for losses
-    Use of estimates of resources required to complete on-going projects.

The  Company  expects  this  trend  to  continue.

In the second and third quarters of fiscal 2000, the Company invested aggressively to develop the infrastructure, management and staff required to substantially increase the revenue generating potential of the business, in particular the strategic Internet services division. This effort is expected to continue throughout 2000, resulting in a loss for the full year. Operating losses are expected to continue through the first half of fiscal 2001.


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


--------------------------------------------------------------------------------

The combined balance sheet as of December 31, 1999 and the unaudited combined statements of operations and cash flows for the nine months and quarter ended September 30, 1999 include the historical combined financial statements of LCP and eStorefronts, giving effect to the 44% minority interest in eStorefronts. The unaudited consolidated financial statements for the nine months ended
September 30, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of Logisoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net income for the nine months and quarter ended September 30, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable have been recorded as proceeds from the issuance of 18,434,553 shares on March 10, 2000. The acquisition of the 44% minority interest in eStorefronts has been recorded at the fair value of the shares issued to the eStorefronts minority shareholders, resulting in goodwill of $1,980,000, which is being amortized over its estimated useful life of five years.

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

Sales and marketing expenses include product and service research, advertising, brand name promotions and lead-generation activities as well as salaries, employee benefits and incentive compensation of personnel in these functions.

General and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of personnel responsible for administrative, accounting, legal, human resources functions, the costs of the Company's facilities and other general and administrative expense.


--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS

                                                Quarter ended  Nine months ended
                                                September 30,  September 30,
                                               --------------  --------------
                                                1999    2000    1999    2000
                                               ------  ------  ------  ------

REVENUE:
  E-commerce/retail                             84.4%   68.2%   86.6%   75.5%
  Strategic Internet services                   15.6%   31.8%   13.4%   24.5%
                                               ------  ------  ------  ------

    Total revenue                              100.0%  100.0%  100.0%  100.0%
                                               ------  ------  ------  ------

COST OF REVENUE:
  E-commerce/retail                             73.6%   60.5%   75.0%   65.3%
  Strategic Internet services                    7.3%   18.5%    7.7%   13.3%
                                               ------  ------  ------  ------

    Total cost of revenue                       80.9%   78.9%   82.7%   78.6%
                                               ------  ------  ------  ------

      Gross profit                              19.1%   21.1%   17.3%   21.4%
                                               ------  ------  ------  ------

OPERATING EXPENSES:
    Sales and marketing                          6.0%   29.1%    6.6%   20.3%
    General and administrative                   5.6%   32.1%    6.3%   25.5%
    Research/product development                 0.0%    2.2%    0.0%    0.8%
    Bad debt provision                           0.0%   -0.9%    0.0%    2.2%
    Stock based compensation                     0.0%    0.9%    4.9%    0.5%
    Depreciation                                 0.4%    1.9%    0.6%    1.4%
    Amortization                                 0.0%    6.2%    0.0%    5.1%
                                               ------  ------  ------  ------

      Total operating expenses                  12.0%   71.3%   18.4%   55.8%
                                               ------  ------  ------  ------

      Income (loss) from operations              7.1%  -50.3%   -1.0%  -34.4%
                                               ------  ------  ------  ------

OTHER INCOME (EXPENSE):
  Interest expense                              -0.8%   -0.3%   -0.7%   -0.5%
  Interest income                                0.0%    3.3%    0.0%    3.0%
  Other                                          0.0%    0.0%    0.0%    0.0%
                                               ------  ------  ------  ------

                                                -0.8%    3.0%   -0.7%    2.5%
                                               ------  ------  ------  ------

      Income (loss) before income taxes
      and minority interest                      6.2%  -47.3%   -1.7%  -31.9%

INCOME TAXES                                    -0.2%   -0.2%   -0.2%   -0.2%
                                               ------  ------  ------  ------

      Income (loss) before minority interest     6.1%  -47.5%   -1.9%  -32.1%

MINORITY INTEREST                                0.3%    0.0%    3.0%    0.0%
                                               ------  ------  ------  ------

NET INCOME (LOSS)                                6.3%  -47.5%    1.1%  -32.1%
                                               ======  ======  ======  ======


--------------------------------------------------------------------------------

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     EMPLOYEES. Since March 2000, the Company's staff increased from 21 to 72 employees. The overall growth in staff was similar when comparing September 2000 to September 1999. The total number of employees in the e-commerce/retail, strategic Internet services and corporate administration segments increased from 7, 12 and 4 to 15, 44 and 13, respectively from September 30, 1999 to September 30, 2000.

     In the e-commerce/retail segment, the increase in staff was due to an increase in sales and customer service personnel in the computer products business and the addition of partner site managers with the launch of Jolt, Dunlop and Safesmith.com partner sites.

     In the strategic Internet services business, billable personnel increased from eight to 26, sales, business development and marketing staff increased from three to 11, a dedicated product development function was launched during the quarter with four staff and management personnel increased from one to three staff.

     The increase in Corporate administration staffing relates primarily to the finance and IT functions.

     The increase of the Company's staff is concentrated in the strategic Internet services business and the Corporate administrative staff necessary to support the growth of the business and the Company's status as a fully reporting public company. These investments in our staff are expected to drive significant revenue growth in future periods, as demonstrated by the near 200% increase in strategic Internet services revenue from the quarter ended September 1999 to the quarter ended September 2000.

     REVENUES. Revenues increased $540,667 or 44% to $1,780,153 for the quarter ended September 30, 2000 from $1,239,486 for the quarter ended September 30, 1999. The increase was attributable to increases in both e-commerce/retail sales and strategic Internet services.

     Sales from the e-commerce/retail segment increased $167,070 or 16% to $1,213,516 for the quarter ended September 30, 2000 from $1,046,446 for the quarter ended September 30, 1999. This overall increase was the result of an increase in sales from partner sites offset by a slight decrease in sales of computer products. Partner sites accounted for approximately $201,000 of revenue in the third quarter, the vast majority of which was generated by Safesmith.com. The net decrease in computer products sales of approximately $33,000 from the prior year was the result of the reduction of revenue from two significant customers offset by the Company's aggressive campaign to replace those sales with new accounts. In the third quarter of 1999, sales to a significant customer related to its licensing compliance program, which was substantially completed in the second quarter of 2000, amounted to $63,000 and sales of $145,000 to a school system that concentrated its capital spending in the first quarter of its fiscal year.

     Revenues from strategic Internet services increased $373,597 or 194% to $566,637 for the quarter ended September 30, 2000 from $193,040 for the quarter ended September 30, 1999. This revenue growth was due to an increase in our client base and an increase in billable headcount. In the quarter ended September 30, 2000, the number of active engagements for strategic Internet services more than doubled versus the prior year period. During the quarter, the Company recognized nearly $300,000 in revenue from its two largest contracts, demonstrating the increasing size of strategic Internet services engagements. During the third quarter of 2000, the Company's roster of top-tier clients continued to develop, with revenue being generated from clients including Kodak Earth Imaging, Sentry Group, Nexpress, Fellowes, Element K (Ziff Davis) and Saatchi & Saatchi among others. On a sequential basis, LGI revenues nearly doubled, increasing by 96% versus the second quarter of 2000. For the quarter ended September 30, 2000, strategic Internet services revenue represented 32% of total revenue, up from 16% in the quarter ended September 30, 1999 and 14% for the year ended December 31, 1999.

     COST OF REVENUES. Cost of revenues increased $402,253 or 40% to $1,404,936 for the quarter ended September 30, 2000 from $1,002,683 for the quarter ended September 30, 1999. The dollar increase was attributable to the higher revenues for both e-commerce/retail and strategic Internet services. As a percentage of revenues, cost of revenues decreased from 81% in the quarter ended September 30, 1999 to 79% in the quarter ended September 30, 2000 due to the continued growth of strategic Internet services as a portion of total revenue. During the quarter ended September 30, 2000, the gross margin in the strategic Internet services business was 42% versus 53% for the quarter ended September 30, 1999. Gross margins for strategic Internet services decreased from the third quarter of 1999 as a result of lower utilization and increased training of new staff. On sequential basis, gross margins from strategic Internet services increased from 39% in the second quarter of 2000 to 42% in the current quarter.


--------------------------------------------------------------------------------

     Gross margins in the e-commerce/retail segment decreased to 11.3% from 12.8% in the same period in 1999. Margins on computer products sales were lower as a result of the aggressive campaign to increase the customer base. However, the lower LCP margins were partially offset by higher margins generated by the growth of the Company's e-commerce partnerships, primarily Safesmith.com, which generated margins approximating 16% in the third quarter of 2000. Gross margins for the e-commerce segment are expected to be stable in the fourth quarter of 2000 as the aggressive sales efforts are continued in LCP and Safesmith.com. However, the gross margin from these activities is expected to increase in 2001 as LCP develops and expands its new client relationships and Safesmith.com is moved to a lower cost fulfillment solution.

     SALES AND  MARKETING.  Sales and  marketing  costs  increased  $443,514  to
     $517,763 for the quarter ended September 30, 2000 from $74,249 for the quarter ended September 30,1999. The dollar increase was primarily attributable to higher numbers of sales, business development and marketing personnel and increased marketing, brand building and advertising activities.

     On a sequential basis, sales and marketing expenses increased by $215,410, or 71% versus the second quarter 2000. An increase of six staff during the third quarter and a full quarter's cost incurred for the staff added during the second quarter of 2000 resulted in additional costs of approximately $83,000 in the third quarter compared to the second. The staff increases were a result of opening a business development office in Chicago and hiring a brand development director and partner site managers to support Safesmith.com. Increased business development activity including the Company's sponsorship and participation in four trade shows/executive Forums focused on global e-business increased costs by approximately $52,000. Additionally, the development and testing of the Company's marketing strategy materials and message, which is being performed in conjunction with Saatchi and Saatchi, and other brand building activities, including lead generation activities and internal web site maintenance increased costs by $56,000. Advertising costs increased by approximately $16,000 from the second to the third quarter of 2000. As a percentage of revenues, sales and marketing expenses increased to 29% in the third quarter of 2000 from 19% in the second quarter of 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $502,304 to $571,501 for the quarter ended September 30, 2000 from $69,197 for the quarter ended September 30, 1999. The dollar increase was attributable to increased headcount and increased infrastructure to support the growth of the strategic Internet services business and the Company's status as a fully reporting public company. Higher infrastructure spending relates to rent of the Company's new office space to house its Internet business in Fairport, NY and Chicago, IL, costs to upgrade the Company's internal computer networks, public relations, investor relations and accounting and legal costs.

     On a sequential basis, general and administrative costs increased $89,128 or 19% to $571,501 versus the second quarter of 2000. This increase relates primarily to employee costs, which rose by $53,000 due to the addition of information technology resources, a director of web operations, the Company's controller and a full quarter's cost for personnel that joined during the second quarter. In addition, facilities costs increased by $36,000 for rent for the Chicago, IL office, a full quarter's costs for the Company's Rochester headquarters and infrastructure spending, including telephone and other essential services.

     RESEARCH/PRODUCT DEVELOPMENT. During the third quarter, the Company launched a product development group to further develop the Company's e-commerce platform into a comprehensive, stand-alone software solution that is expected to improve profitability in the Company's own web development business and will provide for broader distribution opportunities. At September 30, 2000, the Company's product development group was comprised of high-end programmers and market research and strategic alliance experts.

     BAD DEBTS. During the quarter, the Company recovered bad debts of $16,250 related to a final settlement reached with a strategic Internet services client with whom the Company had ended its supplier relationship and recorded a reserve against the outstanding receivable during the second quarter.


--------------------------------------------------------------------------------

     DEPRECIATION. Depreciation expense increased $27,694 in the quarter ended September 30, 2000 to $33,156 as a result of increased spending for furniture, leasehold improvements, computer, network and other equipment to support the growth of the strategic Internet services business and facilities.

     AMORTIZATION. Amortization expenses increased $109,538 in the quarter ended September 30, 2000 versus the prior year period primarily due to $99,000 amortization of the goodwill of $1,980,000 recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000. Additionally, in the third quarter, the Company recorded goodwill in the amount of $200,000 relating to the purchase of certain assets and rights from Sentry Group as described above. This is being amortized over its estimated useful life of five years. During the quarter ended September 30, 2000, the Company recognized amortization of $9,404 relating to this goodwill.

     OTHER INCOME AND EXPENSE. Interest expense decreased to $5,175 for the quarter ended September 30, 2000. During the quarter ended September 30, 2000, the Company recorded $58,132 in interest income. Investment balances at September 30, 2000 relate to the proceeds of $5,500,000 received as a result of the Transactions and the $170,000 received with the exercise of warrants. During the quarter, other expenses of $1,235 were recorded.

     PROVISION FOR INCOME TAXES. For the quarter ended September 30, 2000, a net tax provision of $3,459 was recorded for minimum income taxes due in New York State and Delaware, offset by a deferred tax benefit resulting from accrued expenses and the net operating loss. The majority of the benefit from the net operating loss has been offset by a valuation allowance at September 30, 2000 due to the inability to determine if the benefit will be realized. In the three months ended September 30, 1999 a net tax provision of $1,897 was recorded. Income tax expense represents combined federal and state income taxes. The effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

     MINORITY INTEREST. As noted previously the LCP shareholders owned 56% of eStorefronts common stock prior to the mergers. Accordingly, the combined financial statements reflect the minority interest's portion of the operating loss of eStorefronts for the quarter ended September 30, 1999 of $3,414. The loss in 1999 is attributable to the launch of eStorefronts and the costs of development of its initial web sites.

     NET INCOME (LOSS). The Company recorded a net loss of $846,228 for the quarter ended September 30, 2000 versus net income of $78,592 for the quarter ended September 30, 1999. The increased net loss reflects the Company's investments in staff, business development activities, marketing strategy and materials and infrastructure to drive the growth of the business.


--------------------------------------------------------------------------------

     COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES. Revenues increased $1,503,313 or 49% to $4,578,623 for the nine months ended September 30, 2000 from $3,075,310 for the nine months ended September 30, 1999. The increase was attributable to increases in both e-commerce/retail sales and strategic Internet services.

     Sales from the e-commerce/retail segment increased $793,499 or 30% to $3,456,798 for the nine months ended September 30, 2000 from $2,663,299 for the nine months ended September 30, 1999. This increase is attributable to higher sales to a customer as part of that customer's program to achieve license compliance with certain software makers, a focus on new client development in the computer products division and sales generated from partner sites, led by Safesmith.com. The license compliance program referred to above was substantially complete in the second quarter of 2000.

     Revenues from strategic Internet services increased $709,814 or 172% to $1,121,825 for the nine months ended September 30, 2000 from $412,011 for the nine months ended September 30, 1999. This revenue growth was due to an increase in our client base and an increase in billable headcount. For the nine months ended September 30, 2000, strategic Internet services revenues represented 25% of total revenues, up from 13% in the nine months ended September 30, 1999 and 14% for the year ended December 31, 1999.

     COST OF REVENUES. Cost of revenues increased $1,056,699 or 42% to $3,598,801 for the nine months ended September 30, 2000 from $2,542,102 for the nine months ended September 30, 1999. The dollar increase was attributable to the higher revenues for both e-commerce/retail and strategic Internet services.

     As a percentage of revenue, cost of revenue decreased from 83% in the nine months ended September 30, 1999 to 79% in the nine months ended September 30, 2000. The improvement in the gross profit is primarily due to the growth of strategic Internet services as a larger portion of total revenue. Gross margin for the strategic Internet services business increased to 46% from 43% in the same period in 1999.

     SALES AND MARKETING. Sales and marketing costs increased $724,459 to $928,527 for the nine months ended September 30, 2000 from $204,068 for the nine months ended September 30, 1999. The higher cost is attributed to an increase in the number of sales and marketing, sponsorship and participation in trade-shows and executive forums, development of the Company's marketing strategy and materials, and increased advertising and business development activity. As a percentage of revenues, sales and marketing expenses increased to 20% in the nine months ended September 30, 2000 from 7% in the year earlier period.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $975,521 to $1,169,061 for the nine months ended September 30, 2000 from $193,540 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company increased personnel and infrastructure primarily to support the growth of the strategic Internet services business, the Company's recent public reporting status and other general costs to support the growth of the business.

     Higher infrastructure spending relates to rent of the Company's office space to house its Internet business in Fairport, NY and Chicago, IL, upgrade of its computer network, public relations, investor relations, and accounting and legal costs. As a percentage of revenues, general and administrative expenses increased to 26% in the nine months ended September 30, 2000 from 6% in the year earlier period.

     RESEARCH/PRODUCT DEVELOPMENT. During the third quarter, the Company launched a product development group to further develop the Company's e-commerce platform into a comprehensive, stand-alone software solution that is expected to improve profitability in the Company's own web development business and will provide for broader distribution opportunities. At September 30, 2000, the Company's product development group was comprised of high-end programmers and market research and strategic alliance experts.

     BAD DEBTS. During the second quarter, the Company recorded a provision for bad debts of $115,000 related to strategic Internet services clients with whom the Company has ended its supplier relationship. During the third quarter, the Company negotiated a settlement with one of these accounts resulting in a recovery of bad debts in the amount of $16,250. The remaining account balance was written off against the reserve during the third quarter.


--------------------------------------------------------------------------------

     DEPRECIATION. Depreciation expense increased $48,200 in the nine months ended September 30, 2000 to $65,472 as a result of increased spending for furniture, leasehold improvements, computer, network and other equipment to support the growth of the strategic Internet services business and facilities. The Company invested approximately $693,000 in capital equipment and improvements during the nine months ended September 30, 2000, including equipment acquired under capital leases, versus approximately $51,000 in the nine months ended September 30, 1999.

     AMORTIZATION. Amortization expense increased $231,008 in the nine months ended September 30, 2000 versus the prior year period as a result of the amortization of the goodwill of $1,980,000 recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000 of $220,000 in 2000. Approximately $9,400 of additional amortization was recognized in the third quarter due to the goodwill recorded for the acquisition of e-tailing assets and rights.

     OTHER INCOME AND EXPENSE. Interest expense increased $1,756 to $24,152 for the nine months ended September 30, 2000 due to higher average borrowings and higher interest rates. During the nine months ended September 30, 2000, the Company recorded $137,695 in interest income from the invested funds the Company received in March 2000 relating to the Transactions. During the nine months, other expenses of $5,735 were recorded, primarily related to a provision for loss on marketable securities. The Company purchased these securities in 1999.

     PROVISION FOR INCOME TAXES. For the nine months ended September 30, 2000, a net tax provision of $9,018 was recorded versus $4,823 in the prior year. Income tax expense represents combined federal and state income taxes. The effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

     MINORITY INTEREST. As noted previously the LCP shareholders owned 56% of eStorefronts common stock prior to the mergers. Accordingly, the combined financial statements reflect the minority interest's portion of the operating losses of eStorefronts for the nine months ended September 30, 2000 and 1999 of $1,002 and $91,432, respectively. The loss in 1999 is attributable to the launch of eStorefronts, stock compensation expenses and the costs of development of its initial web sites.

     NET INCOME (LOSS). The Company recorded a net loss of $1,475,514 for the nine months ended September 30, 2000 versus net income of $32,480 for the nine months ended September 30, 1999. The net loss reflects the Company's investment in staff, business development activities, marketing strategy and materials, and infrastructure to drive the growth of the business. These investments are expected to drive significant future revenue growth.


     LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company's cash and equivalents and short-term investments increased by a net $3.7 million. This increase was driven by funding received of $6.0 million less debt repayment of $372,000, cash used in operations of $1,047,000, decrease in working capital of $95,000, payment of stock transaction costs of $151,000, capital investments of $401,000 and amounts loaned to an officer of $226,000.

     On March 10, 2000, LCP completed a reverse triangular merger with Logisoft, which for accounting purposes was treated as an issuance of shares by LCP to shareholders of Logisoft for $5.5 million in cash and a non-interest bearing promissory note of $720,000. Through September 30, 2000, $360,000 has been collected on the outstanding note.

     The Company may borrow up to $500,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1%. Borrowings under this facility are collateralized by all of the Company's assets.

     The Company also has a mortgage payable to a bank on its office facility in Rochester, NY that houses its Computer Products division. The amount outstanding on this mortgage was $191,127 at September 30, 2000. This mortgage requires monthly payments totaling $21,000 annually through October 2015. In June 2000, the Company entered into a three-year capital lease for $131,205 for furniture and computer equipment. This lease bears interest at prime plus .5% and requires monthly payments totaling $50,388 annually. Also, in September 2000, the Company entered into a three-year capital lease for $161,095 for furniture, computer and network equipment and software. This lease bears interest at prime rate plus 1.0% and requires monthly payments totaling $62,832 annually.


--------------------------------------------------------------------------------

     The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At September 30, 2000, the Company had $1.3 million in cash and equivalents including $498,000 that was invested in commercial paper with 60-day terms yielding approximately 4%. The remainder of the Company's cash and cash equivalents was held in available funds, including money market accounts earning between 5% and 6%. Additionally, the Company has invested approximately $2.5M in short term investments which are classified as available for sale at September 30, 2000.

     Historically, accounts receivable balances are high at quarter ends due to customer ordering patterns for computer products. Customer payment terms range from net 30 days to net 180 days, for certain of the Company's large municipal and health care customers of the computer products business. For strategic Internet services projects, a customer deposit is generally required prior to commencing work and subsequent billings are made as pre-established junctures during the project. Billings for strategic Internet services projects are generally due upon presentation of invoices.

     During the nine months ended September 30, 2000, investments in fixed assets totaled $693,000, including $292,300 of which was financed through capital leases. These investments relate to the Company's new office facility in Fairport, NY, computer and other general use equipment required by the increased staff levels, which have tripled during the period. Additionally, the Company invested significant funds to upgrade its computer network to support the increased volume and sophistication of the Company's business and $72,000 in an internal financial system, which will allow for better management reporting and control of the business, including project/engagement management.

     During the nine months ended September 30, 2000, 520,000 Class A warrants to purchase the Company's common stock were exercised. Proceeds of $170,000 have been received related to the exercise of these warrants, while the remaining $350,000 is due from the investors on December 9, 2000 pursuant to promissory notes from investors issued in connection with the warrant exercise. The Company may extend the payment terms of these notes.

     Certain investors who purchased shares of Logisoft prior to the merger transaction through the exercise of 2.75 million existing Class B warrants, received Class C warrants to purchase an additional 2.75 million shares of the Company's stock exercisable through December 7, 2000 at $1.75 per share.

     At September  30, 2000,  the Company had  outstanding  capital  expenditure commitments totaling approximately $100,000 relating primarily to additional equipment for the Company's growing workforce and its information systems.

     The Company believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company may need to raise additional funding sooner in order to support its growth, develop new, or enhance existing, products and services, respond to competitive pressures, acquire complementary businesses or take advantage of unanticipated opportunities.

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


--------------------------------------------------------------------------------

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

     Prior to December 31, 1999, Logisoft completed contingency plans for critical individual information technology systems and non-information technology systems for implementation. To date, Logisoft has not experienced any material adverse effects in its systems. Furthermore, management believes that the Year 2000 risk will not pose significant future operational problems for Logisoft's computer systems.

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

     ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Logisoft is exposed to a variety of risks including changes in interest rates affecting the return on its investments. This risk results primarily from our short-term investments. To minimize this risk, the Company invests in highly liquid instruments that are of investment grade. At September 30, 2000, the Company owned commercial paper and corporate bonds for $3.0 million earning between 5% and 6%.

     The Company also maintains its cash in bank demand deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.


--------------------------------------------------------------------------------

PART  II  -  OTHER  INFORMATION

ITEM  5.  OTHER  INFORMATION

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

On September 29, 2000, Mr. Wilkerson and Mr. Van Heel filed Form 3, Initial Statements of Beneficial Ownership of Securities, related to their positions as CEO and CFO, respectively, of Logisoft. These statements were filed past the related due dates based on the dates that Mr. Wilkerson and Mr. Van Heel started in their positions as officers of Logisoft. Mr. Wilkerson and Mr. Van Heel did not engage in any buying or selling of Logisoft stock from the date of their employment to the date of the filing of these Forms 3. The details of Mr. Wilkerson's stock ownership and Mr. Van Heel's employment terms, including stock options, were disclosed in the Company's filing on Form 8-KA on May 22, 2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS  -

            27.     FINANCIAL  DATA  SCHEDULE

(B)     REPORTS  ON  FORM  8-K

On November 10, 2000 the Company filed a report on form 8-K with the Commission disclosing the appointment of Rob Lamy as the Company's Chief Executive Officer.



     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          LOGISOFT  CORP.


Date:  November  14,  2000     By:  /s/  John  Van  Heel
--------------------------     ----------------------------

                               John  Van  Heel,  Chief  Financial  Officer


--------------------------------------------------------------------------------