Form 10KSB
period 2000-12-31
LOGISOFT CORP
filed 2001-04-02
CIK 777516

LOGISOFT CORP.



                           FILING  TYPE:     10-KSB
                            DESCRIPTION:     ANNUAL  REPORT
                           FILING  DATE:     MARCH 30, 2001
                           PERIOD   END:     DECEMBER 31, 2000


                      PRIMARY  EXCHANGE:     OVER THE COUNTER INCLUDES OTC
                                             AND OTCBB
                                 TICKER:     LGST

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000
                          Commission File No. 0-23100

                                 LOGISOFT CORP.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            DELAWARE                                             22-2649848
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

375 WOODCLIFF  DRIVE, FAIRPORT, NEW YORK                                14450
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)


                   Issuer's  telephone  number - (716) 249-8600
                                                 --------------


Securities registered under Section 12 (b) of the Exchange Act:

COMMON  STOCK,  $0.0001  PAR  VALUE
-----------------------------------
(Title  of  each  class)


                                 NOT  APPLICABLE
                   -------------------------------------------------
                   (Name  of  each  exchange  on  which  registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No .
                                                                     ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $6,203,951

As of March 9, 2001, the registrant had outstanding 30,958,875 shares of its Common Stock, par value of $0.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 9, 2001, was approximately $9,477,000 based on the average sales price on the OTC:Bulletin Board on that date. (See Item 5).

                       DOCUMENTS  INCORPORATED  BY  REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes   ;  No X .
                                                                    ---     ---

                                 LOGISOFT CORP.

                                TABLE OF CONTENTS


10-KSB

Part  I

Item  1     Description  of  Business

Item  2     Description  of  Property

Item  3     Legal  Proceedings

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

Part II

Item  5     Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6     Management's  Discussion  and  Analysis

Item  7     Financial  Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item  9     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
            Compliance  with  Section  16  (a)  of  the  Exchange  Act.

Item  10     Executive  Compensation

Item  11     Security  Ownership  of  Certain  Beneficial  Owners and Management

Item  12     Certain  Relationships  and  Related  Transactions

Item  13     Exhibits  and  Reports  on  Form  8-K

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS

Some Information In This Annual Report on Form 10-KSB Contains Forward-Looking Statements Within The Meaning Of Section 27a Of The Securities Act Of 1933 And
Section 21e Of The Securities Act Of 1934, As Amended. Such Statements Are Based Upon Current Expectations That Involve Risks And Uncertainties, Including, Without Limitation, those discussed in Item 6, Management's Discussion and Analysis - Risk Factors. Any Statements Contained Herein That Are Not Statements Of Historical Fact May Be Deemed To Be Forward-Looking Statements. For Example, The Words "Believes", "Anticipates", "Plans", "Expects", "Intends" And Similar Expressions Are Intended To Identify Forward-Looking Statements. The Company's Actual Results And The Timing Of Certain Events May Differ Significantly From The Results Discussed In The Forward-Looking Statements. Factors That Might Cause Such A Discrepancy Include, But Are Not Limited To, Those Discussed In Item 6 - "Management's Discussion and Analysis" under the Headings "Liquidity And Capital Resources" Below, As Well As "Risk Factors" Below. All Forward-Looking Statements In This Document Are Based On Information Available To Logisoft As Of The Date Hereof. Actual Events or Results May Differ Materially from the Forward Looking Statements Expressed Herein. Logisoft Assumes No Obligation To Update Any Such Forward-Looking Statements.

ITEM  1     DESCRIPTION  OF  BUSINESS

Logisoft(TM) Corp. ("Logisoft" or "Company") (OTC BB:LGST), is a full spectrum Internet service company specializing in globalization. Our global e-business solutions provide comprehensive, sophisticated Internet capabilities to both traditional and pure e-business companies including up-front planning with our strategic consulting services, custom front-end architecture and web site development as well as comprehensive back end support upon web site completion. Logisoft's global and localized Internet solutions are based on our sophisticated, total approach involving business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. Additionally, Logisoft develops and operates a variety of e-commerce/retail businesses through its subsidiaries and through strategic partnerships that leverage its knowledge of technology, e-commerce and Internet marketing. Logisoft is headquartered in Rochester, NY, one of the leading import-export and technology centers in the United States.

Logisoft, a Delaware corporation, was initially incorporated on July 25, 1985 as Horizon Capital Corp. and was formerly known as Reconversion Technologies, Inc. until May 1, 2000. Logisoft operates its business through its two wholly-owned subsidiaries, eStorefronts.net Corp., which contains the Company's strategic Internet services ("Logisoft Interactive" or "LGI") and e-commerce partner site activities and Logisoft Computer Products Corp., which encompasses the Computer Products division ("Computer Products" or "LCP").

The Company's goal is to become a best in class provider of Internet globalization services for top tier companies, through Global Gateway(SM). LGI's globalization services include:

-     e-commerce  in  multiple  currencies
-     Processing  of  all  taxes,  duties  and  tariffs
-     Site  localization
-     Automated  customer  services
-     Logistics  support
-     Cultural  assessment
-     Micromarketing  by  country
-     Legacy  system  integration
-     Custom  statistical  analysis

LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. LCP has grown consistently for the past 10 years and is being migrated to an Internet-based sales platform.

In 1996, LCP launched its Internet division, LGI, and found immediate success, winning both local and national awards. In 1999, LGI completed its development of a proprietary e-commerce platform that has been developed into Global Gateway(SM) 3.1, which enables it to roll out turn-key domestic and international web sites, allowing companies to penetrate international markets on a cost-effective basis.

eStorefronts partners with traditional and pure web-based businesses to take those businesses to the Internet through partner sites. eStorefronts participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

Up to March 2000, LCP was largely self-financed with its profits being used to invest in and create the infrastructure for LGI's international e-commerce platform and the launch of e-commerce partner site activities. Despite higher current sales volume in Computer Products ($4.2 million or 67% of 2000 revenue), the Company's recent investments and business plan focus primarily on the strategic Internet services business (LGI) and e-commerce partner activities.

As described below in Items 6 and 7, in March 2000 Logisoft received funding to expand and implement its business plan, which is outlined herein. The equity funding provided in connection with the Transactions, as defined below, is allowing the Company to pursue its Internet and e-commerce growth strategy through expansion of our client base, headcount, increased investment in our engagement methodology, product/solution development and brand awareness.

PRODUCTS  AND  SERVICES
-----------------------

Logisoft reports its results in three business segments, strategic Internet services (LGI), and e-commerce/retail (Computer Products and eStorefronts partner site activities) and corporate services, which comprises central administrative functions.


STRATEGIC  INTERNET  SERVICES

Interactive  Web  Development
-----------------------------

Having developed web sites since 1995, LGI offers its clients comprehensive Internet services. Our services range from high-end front-end design to sophisticated back end database solutions for domestic and global businesses. These capabilities have evolved since creating LGI in 1996 and continue to be developed and expanded. LGI has received both local and national recognition for design, e-commerce and database integration solutions. Our core interactive web services include:

-     programming
-     architecture
-     graphic  design  /  creative
-     copy  writing
-     multimedia
-     strategy  consulting
-     marketing  consulting  and  support
-     e-commerce
-     information  management
-     database  integration
-     database  marketing
-     data  mining
-     customer  relationship  management
-     after  site  build  management
-     quality  assurance  and  testing

MARKETING  AND  PLANNING  CONSULTATION

LGI provides a comprehensive set of strategic Internet services to clients looking to enhance their existing business model by complementing it with web based solutions. These solutions can range from strategic planning, to globalization of a client brand via their web presence, to customer utilization, to content development, to database or affiliate marketing. In each case, our marketing and planning consultation team identifies and articulates where opportunities for clients can be maximized through a robust web presence.

CREATIVE  SERVICES

LGI's creative capabilities include bringing highly intuitive user interface designs, including broadband media, from concept to reality. LGI combines high-end creative design with the programming expertise required to make these solutions most effective.

DOMESTIC  AND  INTERNATIONAL  E-COMMERCE

LGI e-commerce solutions reduces time to market and cost of sales for a client while expanding revenues, profits and customer expertise. Consumers demand payment flexibility and LGI's e-commerce system allows secure delivery of virtually all methods of payment including:

-     All  major  and  regional  credit  cards
-     Direct  bank  drafts
-     COD
-     Checks
-     P.O.'s

Each e-commerce storefront is custom built to the exact specifications of our client by their LGI support team. Logisoft Interactive has built integrated e-commerce tools that allow customers to create products to their exact specifications through an interactive web utility. The architecture of the system's ordering process allows clients that build products for distribution by the hundreds or thousands to handle orders for products that come in one at a time. LGI completes the process with integrated logistics solutions with alliance companies that deliver real time tracking, cost and time analysis.

Our international e-commerce engine allows for transactions in multiple languages and currencies, settlement in multiple countries and multiple transactions methods - all automated and updated in real time. These services are part of our broader globalization services and are discussed below.

TECHNICAL  ARCHITECTURE

We use extensive engineering capabilities to deliver complex Internet based business solutions by employing proven technologies such as XML, Java, Cold Fusion, SQL, ASP, CGI, C, Perl and C++. Our technical group creates functionality for the user without compromising the needs of the client. Typical solutions include developing Internet-enabled business applications, integrating web-based applications with our client's existing systems and databases, and building sophisticated e-commerce platforms. We generally host our client's international e-commerce platform in order to ensure effective connectivity of our technical requirements with those of various financial service companies that pipe into our global e-commerce solutions. LGI develops and maintains these client solutions on a 24/7/365 basis to ensure consistent performance and connectivity. We integrate all solutions with "2+2" back end functionality which allows clients that don't have supportive IT on site to update the site via an extranet that requires simple input of text based information with no programming skills required.

AFTER-BUILD  SITE  MANAGEMENT

To successfully offer world class e-business architecture solutions, a company needs to provide management tools to allow for maximum assessment of the site performance, tracking trends and all other mission critical metrics. Logisoft Interactive has created a custom built extranet that assesses up to 1,800 datapoints for client websites and can be tailored to specific needs of the client. Data indicates that it is vital for e-business companies to perform regular trend analysis on their site to uncover opportunities that can be used to improve their relationship with customers.

Globalization  Services
-----------------------

OVERVIEW
Logisoft has implemented Global Gateway(SM), its international currency transaction platform, capable of settling online transactions in over 50 currencies, on projects with several multinational clients. Global Gateway(SM) 3.1, the current version, enables domestic merchants to present customers with localized content, a real-time local currency and landed cost for over 50 countries, settling the transaction in that local currency, thus increasing conversion of browsers to buyers.

In the third quarter of 2000, the Company launched a dedicated product development group to bring the next version of Global Gateway(SM) to market. The Company's Global Gateway(SM) 4.0 is being built to be a comprehensive e-business globalization solution, with particular focus and strength in enabling international currency conversion and settlement. Global Gateway(SM)
4.0 will be a more robust and less customized solution than the current version 3.1.

Underpinning the whole is LGI's ability to physically build scalable web infrastructures that integrate into the top database frameworks. Flexible and customizable, the Logisoft Global Gateway(SM) solution will employ open architecture that runs on virtually any platform and can be adapted to current legacy systems.

MODULES
The modular design of Global Gateway(SM) will allow integration of selected modules into existing e-commerce systems and the rapid development of new sites through implementation of Global Gateway(SM) 4.0 as part of the Logisoft Application Service Provider (ASP) solution. Global Gateway(SM) 4.0 consists of nine modules that break down the barriers to online global markets. Each module is designed to fully address specific globalization tasks such as currency conversion, currency settlement, fraud detection, language and cultural content, local and international taxation, logistics, customs duties and tariffs.

Global Gateway(SM) 4.0 modules are being developed primarily in Java and XML for the Unix/Oracle and NT/SQL platforms. Additionally, other industry standard software tools, methods and APIs (Application Programming Interfaces) are being utilized to simplify implementation and ensure compatibility.

GATEWAY  MODULE                FUNCTION

Currency Converts and displays on-line catalog prices in the customer's local currency giving a more familiar purchasing experience for the customer.

Transaction         Accepts  credit  card  and  other  payment  methods  in  the customer's currency and settles in the merchant's selected currency

Fraud Using customer and order information together with historical transaction databases, traps fraudulent transactions before sale completion.

Content Provides cultural content and language translation functions for different regions around the world.

North American Tax  Calculates  accurate sales, use and other consumer taxes for more than 60,000 tax jurisdictions in the United States and Canada.

World  Tax          Calculates  VAT,  GST,  sales  and  consumption  taxes  for worldwide destinations, as well as producing comprehensive compliance and reporting information for multiple countries.

Distribution        Calculates in advance, all-inclusive delivered cost of goods including freight, insurance, customs duties, clearance fees and other import charges.

Micro  Marketing    Comprehensive  toolbox  for analyzing and archiving customer and sales trends by country, region, product and time period.

Wireless Complete WAP (Wireless Application Protocol) gateway allowing Web sites access from wireless devices such as mobile phones and PDAs.

Initial modules of Global GatewaySM, currency conversion and global transaction settlement are expected to be completed in the first half of 2001, with other modules being released throughout the year.

The Company expended approximately $123,255 during 2000 on research and product development costs during 2000. Amounts expended during 1999 and 1998 were not material.


E-COMMERCE/RETAIL

E-commerce  Partner  Activities
-------------------------------

Through eStorefronts, Logisoft is involved in e-commerce partnerships with clients who prefer to outsource their e-retail businesses. As part of these joint ventures, eStorefronts participates in the development and implementation of each partner company's business plan and takes marketing, site management, inventory management and fulfillment functions. eStorefronts benefits from a revenue and/or equity based arrangement, while partners benefit from reduced risks and eStorefronts' expertise. Supported by our team of experienced e-commerce, marketing and technology experts, this e-partnership business model allows clients to launch their e-retail businesses at a fraction of the time and cost of an in-house development initiative. eStorefronts handles all aspects of online e-commerce operations for companies like Wet Planet Beverages, Dunlop Gear and Safesmith.com(SM), our security destination site. eStorefronts provides a full range of services and support for partners through its relationships with companies that specialize in:

-  Search  engine  optimization
-  E-commerce  fulfillment
-  Affiliate  marketing
-  Secure  payment  processing
-  Marketing  and  communications  support

Our interest and expertise in partner sites differentiates Logisoft from other Internet service firms.

The partner model is attractive in that it offers Logisoft investors the following advantages:

- The opportunity for equity participation in private companies with great growth potential.
- A diversified portfolio of companies / investments in Internet-related commerce.

eStorefront's consumer-based infrastructure and capabilities include order execution and full logistics support. eStorefront's start-to-finish solution has proven to be a competitive advantage in acquiring accounts that are not consumer direct. eStorefronts has a fulfillment partner for shipping and warehousing, which minimizes in-house inventory and logistics management. eStorefront's partner site results are reflected in our e-commerce/retail business segment.

Computer  Products

Computer Products has developed a core group of product offerings to address the computer needs for both the corporate and consumer markets as well as a special niche within the educational market. Computer Products has over 35,000 products available, primarily third-party software titles. LCP has been providing technology products to academic institutions and educators nationally, but with a particular strength in the Northeast region, for over a decade. Through strategic customer and vendor relationships in the educational arena, Computer Products has become a regional leader in the distribution of instructional software. Computer Products offers a comprehensive list of leading software titles at prices tailored for the academic market through our special manufacturer authorizations from companies like Microsoft, Adobe, Symantec, The Learning Company, Edmark and many others. Computer Products aims to become a partner with our clients by combining a strong product mix with a true dedication to customer satisfaction and a keen knowledge of the needs of educators.

Through the implementation of our on-line education and corporate superstore in the first six months of 2001, Computer Products will take advantage of the efficiencies and reach of an Internet-based sales channel. This on-line sales tool will reduce our costs to acquire new business and serve existing accounts as well as provide a platform for rapid growth nationally.

In both corporate and educational markets, clients need an experienced, market-connected supplier of computer products. LCP takes one step further by understanding and meeting clients' present demands as well as designing plans to meet their future requirements. Through our value added web site ClubEd, www.clubeducation.com, Computer Products has created an on-line community whose purpose is to support and aid educators. This educational club is intended to be an interactive electronic community and meeting place for technology users in education to meet their peers and discuss their needs with the developers of software and computer products. It also provides a forum for educators to read about news flashes from the computer industry, explore the latest product releases and discover the solutions other educational institutions have put in place to meet the ever-changing demands of educating our children.

In addition to its internal sales force, Computer Products has developed important relationships with demand aggregators for the educational market and is expanding these partnerships to increase its customer base. Computer Products also interacts directly with market participants through trade shows, e-newsletters focused on education and software expositions that put the software directly in the hands of the end-users for evaluation. National educational technology shows such as FETC (Florida Educational Technology Conference) and NEC (National Education Conference) provide LCP a forum to meet and influence thousands of educators interested in educational technology.

INDUSTRY  BACKGROUND

In the midst of growing competition, deregulation and globalization, companies are utilizing the Internet to build and retain competitive advantage. Companies are using the Internet and related emerging technologies to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. Additionally, companies use the Internet to collaborate with supply-chain partners, enable e-commerce and manage distribution relationships. The Internet allows businesses to identify new product and services that extend and complement their core markets.

The Internet offers the potential for organizations to extend their business beyond traditional limits. It extends the business role of technology from employee-focused productivity enhancement to customer-focused revenue generation. As a result, organizations are investing in the strategic use of Internet solutions to transform their business and technology strategies.

Most companies lack the skills and resources necessary to develop and implement successful Internet strategies. Internet-based solutions are generally more complex than traditional systems and require not only technical skills but strong creative and information design skills to convey information in a user-friendly and meaningful manner. Additionally, few companies are able to adequately deal with the rapid pace of technical advancement required to design and implement e-business strategies that maximize functionality and provide an adequate return on investment.

The combination of these factors has created a growing demand for Internet professional services. Gartner Dataquest, an industry research group, estimates that the market for worldwide consulting, development and integration services will grow at a compound annual growth rate of 46% from $41 billion in 2000 to $272 billion in 2005.

Internet  Globalization  Overview
---------------------------------

The  next wave of Internet growth is expected to revolve around three key areas:
1.  Appliance  expansion
2.  Globalization
3.  Commerce  maturation

In all three of these areas, companies that deliver global, integrated solutions are expected to prosper and deliver long term accelerated growth prospects. Globalization pays off by converting browsers into buyers.

Commerce-based globalization makes it easier for all visitors to buy, and that has an enormous effect on top-line revenue for both business and consumer models. The statistics strongly support this notion:

- Projections for 2003 worldwide B2B e-commerce range from $1.2 trillion to $10 trillion. (e-Marketer 2000 eCommerce: B2B Report)
- Companies that do nothing to globalize online, project foreign revenue earnings increases of 10% in 2000 and 12% in 2001. However, companies that are globalizing online project foreign revenue earnings increases of 25% and 30% during those same years. (IDC)
- By 2004, 50% of all online sales will occur outside the US as web site globalization moves from a luxury to a necessity. (Computerworld)
- 63% of the Fortune 100 Web sites are available only in English, yet analysts agree English will not be the Web's dominant language in a few years. (Computerworld)
- Users visiting a site in its native language are likely to linger twice as long and are three times more likely to make an on-line purchase. (Forrester Research)
- US Websites now turn away almost half of the orders that originate outside US. And three-quarters of the sites are not designated to handle non-US addresses or shipping costs. (Forrester Research)

Forrester estimates that worldwide e-commerce is expected to achieve "hypergrowth" in 2003. Forrester defines hypergrowth as the rapid acceleration and broad acceptance of e-commerce. Forrester anticipates a 12 to 18-month building period preceding e-commerce hypergrowth. Based on the economic conditions in 52 selected countries, Forrester projects that the global economy will enter this critical building period in 2001. Nation states, however, aren't moving in tandem toward this accelerated phase of Internet usage due to the fact that local regulations, infrastructure and adoption will vary from market to market. As a result, individual countries will hit hypergrowth between 2000 and 2010.

Projection  of  Opportunities
-----------------------------

Logisoft believes that as the use of the Internet as a tool to support global business, the opportunities for companies that are International solution providers will be significant. As described above, the Internet is still in an early phase of adaptation with many areas of the globe, such as South America, India and Asia, still significantly under-penetrated. Therefore the Company's strategic focus on domestic web development and globalization services to both traditional and pure e-business companies creates an environment for significant revenue growth. By providing strategic consulting services, custom architecture and comprehensive back end support; Logisoft will be positioned as a supplier of choice for those companies that require a strong global presence.

Recent market volatility and slowing of economic growth has slowed the growth of corporate spending on e-commerce and IT projects in general. While this trend impacted the Company's strategic Internet services late in 2000 by lengthening sales cycles and increased competition, it should increase the attractiveness of the Company's high-end, high-value solutions to clients and provide more opportunity for Logisoft to demonstrate the value created by its partner site solutions. The lengthened sales cycles and increased competition are expected to continue to characterize the market for strategic Internet services for at least the first half of 2001.

In the first half of 2001, Computer Products plans to release and begin promoting its on-line superstore. With the release of the superstore, the further development of ClubEd, and direct sales efforts, we plan on reaching new markets outside of the North Eastern U.S. region. Through selective product/market acquisitions, national trade shows, direct database marketing and an expanded sales force, Logisoft has the tools in place to drive increased revenue and profitability through Computer Products.

LOGISOFT  STRATEGY

Key  elements  of  the  Company's  business  strategy  are  as  follows:

1.     Enhance and expand  e-business  solutions  -  focusing  on  globalization
2.     Expand  top  tier  client  base  and  increase  average  engagement  size
3.     Increase  gross  margins  in  the  Internet  services  business
4.     Develop  strong  partnerships  and  alliances
5.     Pursue  strategic  acquisitions
6.     Expand  geographic  coverage  in  the  U.S.
7.     Opportunistically  develop  portfolio  of  partner  sites
8.     Conservatively  manage  financial  resources

Enhance  and  expand  e-business  solutions  -  focusing  on  globalization
---------------------------------------------------------------------------

Logisoft is experienced in assisting clients open new markets for their on-line businesses. The Company enabled Sentry Group to bring their e-tailing business to 31 countries and Kodak and Fellowes to bring their on-line business applications to new countries. These clients were attracted to Logisoft because of its expertise in globalization, including currency exchange and transaction settlement. The Company is now building on its position in currency exchange and transaction settlement by addressing the multiple pieces to the globalization puzzle with Global Gateway(SM), an e-commerce platform that enables e-commerce in 50 countries. In developing Global Gateway(SM), Logisoft is incorporating best-in-class solutions with other globalization providers to complete the product offering.

Through Global Gateway(SM), Logisoft effectively manages and delivers the entire globalization solution for its customers, while current competitors in the space are specialized niche players that cannot deliver the complete solution. Global Gateway(SM) is expected to add leverage to the Company's business by (i) improving profitability of our in-house Internet services business by increasing development and implementation efficiency, (ii) driving revenue by broadening distribution opportunities, specifically, capitalizing on the existing relationships of VAR's, e-Integrators and consulting firms with Global 2000 firms, and (iii) opening the potential for transaction based revenue streams from LGI's transaction settlement providers and clients.

Expand  Top  Tier  Client  Base  and  Increase  Average  Engagement  Size
-------------------------------------------------------------------------

Logisoft has established strong business relationships with a diverse base of Internet services clients, while focusing on increasingly larger and more complex engagements. In 2000, the Company met its objective of engaging top tier clients, by serving nine during the year. In the quarter ended December 31, 2000, over 60% of strategic Internet services revenue was derived from top-tier clients vs. 23% in the first quarter of 2000. Top-tier companies include Global 2000 and large private companies. These clients represent significant opportunities for Logisoft and these types of client relationships are expected to drive revenue substantially in 2001 and beyond.

We will continue to expand our client base through sales and marketing initiatives concentrated on direct interaction with decision-makers at potential client companies. Specific initiatives include (i) aggressive sales and business development activities, including adding seasoned sales professionals with deep industry knowledge and contacts to our sales team, (ii) strategic alliances,
(iii) continued participation and sponsorship of globalization shows, conferences and executive forums and (iv) client targeting programs. In 2000, we gained several client relationships through strategic partnerships and we sponsored seven conferences, shows and forums. These business development strategies are high-value initiatives because they produce serious, qualified leads and are based on establishing personal relationships with potential customers.

In December 2000, we added a VP of Business Development, who is responsible for driving strategic Internet services revenue for the Company. In January 2001, we added a Director of Business Development to lead our efforts in the U.S. midwest. This director will be located in our Chicago, Ill office. In addition, we are actively searching for an additional Business Development Director to be located on the east coast.

We have an increased opportunity to expand our prospective client and base business due to turmoil in the Internet services sector which has resulted in several major firms drastically cutting their client lists to focus only on select client relationships and vertical markets. This trend will significantly benefit companies like Logisoft that offer high-value, high-end solutions. In 1999 LGI's average revenue per customer was $30,000 and increased to approximately $55,000 in 2000. Management expects that this average will increase in 2001 into 2002 as we further penetrate our existing relationships and add top-tier clients. As the average revenue per client increases, sales and operations are enhanced. These combined factors should contribute to improved profitability in 2001 and beyond.

Increase  gross  margins  in  the  Internet  services  business
---------------------------------------------------------------

As the Company engages more significant clients on more complex projects, the hourly rates we realize on strategic Internet services engagements has increased faster than our cost base. Average hourly rates realized in 2000 were $90 per hour. However, new work is being quoted at rates averaging in excess of $100 to $150 per hour, which implies a 50% increase in revenue even at existing staff levels. Most large e-Integrator firms realize average rates in the U.S. above $200 per hour; providing Logisoft with a significant opportunity to enhance its revenue while maintaining its competitive cost advantage.

In addition, the Company implemented a project accounting and tracking system to maximize staff utilization and ensure that project budgets are met. The Company has a utilization target of 70%, whereas it was below 50% in the third and fourth quarters of 2000 due to training of new staff, internal projects and the market downturn.

By increasing hourly billing and utilization rates, management anticipates an increase in revenue at existing staff levels. In order to achieve these results in 2001, we have implemented specific utilization-based performance bonuses for billable staff and project managers.

Develop  strong  partnerships  and  alliances
---------------------------------------------

We have entered into strategic alliances that enhance revenue generation and Global Gateway(SM), including:

- SAATCHI & SAATCHI ROWLAND - joint marketing and collaboration to meet expanding client needs for fully integrated marketing, technology and communications solutions

- HARRIS INTERACTIVE - joint marketing of products and services, joint exploration of innovative Web and global business solutions such as product integration and product site integration and design

- TAXWARE INTERNATIONAL - integration of their best-in-class sales and tax computation products into Global Gateway(SM), development of interfaces for Taxware products and joint marketing

- GLOBALSIGHT - integration of their best-in-class content management products into Global Gateway(SM) and joint marketing

Other alliances / partner relationships cover logistics support, translation services and wireless and other technology providers, among others.

Future strategic alliances and relationships will focus on: value-added resellers, e-Integrators and others to support the distribution of Global Gateway(SM); other globalization companies to further enhance Global Gateway(SM) (including fraud protection); and increasing alternatives for transaction settlement and currency conversion. Our product and business development groups are staffed with experts in globalization and e-business to identify, negotiate and maximize LGI's return from alliances.

Pursue  strategic  acquisitions
-------------------------------

Logisoft continues to pursue strategic acquisitions that provide greater geographic coverage, as well as technology that fits our strength in globalization of e-business. In particular, the Company will look to acquisitions that increase the scope of Global Gateway(SM) and/or open new markets for LGI's products and services. Management will pursue acquisitions that are expected to improve the profitability of Logisoft.

Expand  geographic  coverage  in  the  US
-----------------------------------------

Logisoft recognizes that delivery of sophisticated e-business solutions requires a permanent presence in locations of geographic proximity to key clients. In the third quarter of 2000, we opened a full service office in Chicago to serve significant existing client business and grow our presence in that market. At December 31, 2000, Logisoft has four offices through the United States - full service offices in Rochester and Chicago and satellite offices in Charlotte and Boca Raton. Other cities are being targeted for future expansion as business dictates.

Opportunistically  develop  portfolio  of  partner  sites
---------------------------------------------------------

Logisoft has differentiated itself from other web development firms by providing its Internet marketing, fulfillment and development expertise to clients that want an active partner in bringing their business to the Internet in exchange for a share of revenue or equity. Active partner sites include Safesmith.com(SM), Jolt Cola (Wet Planet) and Dunlop Gear. Management has proven its ability to effectively develop and manage these sites and will pursue similar arrangements with other well-known companies. The Company is also pursuing strategic partners for these sites that can provide needed capital/distribution to further expand partner sites.

Conservatively  manage  financial  resources
--------------------------------------------

The Company's strategy throughout 2000, and continuing in 2001, is to conservatively manage its capital, focusing on building infrastructure and products and services that will allow it to succeed in building lasting top tier client relationships. In the face of lengthening sales cycles and a general slowdown in corporate spending on IT and e-commerce initiatives throughout the fourth quarter of 2000 and into the first half of 2001, the Company implemented a plan to reorganize and increase its focus on sales and customer service. This plan involved the elimination of certain staff functions and reducing the size of the Company by 14 staff, while increasing sales staff and reorganizing project management and customer service functions. The Company expects that net savings resulting from these actions will exceed $1 million in 2001. The
Company continues to look for ways to reduce operating costs while increasing efficiency and effectiveness.

COMPETITION

While the market for e-business architects focusing on global solutions is quite new, it is highly competitive, with companies introducing solutions that may be similar in nature to those provided by Logisoft. Our target market is rapidly evolving and is subject to continuous technological change. Existing or future competitors may develop or offer strategic Internet services that provide a significant advantage over the services offered by Logisoft. Although most companies to date have not offered the range of international solutions offered by Logisoft, several have expressed their intent to do so. These competitors could at any time choose to focus their resources on the Company's target markets, which could negatively affect our business, results of operations and overall financial condition. Potential competitors for strategic Internet and globalization software and services include Internet consultancies (e.g. Scient, Viant, Razorfish, etc.) transaction settlement providers (e.g. CMS, Cybersource), globalization enablers (e.g. Idiom, Adero, Wholetree, etc.)and other business solutions vendors (e.g. IBM).

In pursuing acquisition opportunities we may compete with other companies with similar growth strategies and greater financial resources than we have available to us. Competition for these acquisitions could increase overall costs and reduce the number of best-fit targets available.

The barriers to entry in the strategic Internet services space are relatively low and therefore Logisoft must rely on the skill of its personnel and the superior nature and value of our services to maintain relationships that deliver superior financial performance over time.

Although national competition in computer products resale to the corporate sector is intense, resale competition in the educational sector is not as prevalent. Competition in the educational segment of the market is dramatically reduced from the main channel primarily due to the need for dealers to get specialized, difficult-to-obtain, authorizations from the manufacturers to sell their products at drastically reduced pricing to educational entities.

PEOPLE

Our senior executive team has over 60 years of management experience among them in a variety of disciplines relevant to our business. Our senior executives have managed both emerging and mature businesses in a variety of industries including, hardware, software, consumables, media, entertainment, financial services and traditional packaged goods.

The number of our employees has grown from less than 10 in 1998 to approximately 60 as of January 2001. None of our employees are currently represented by a labor union. Logisoft has experienced no work stoppages since it was organized over 11 years ago and believes that its relationship with its employees is good.

CLIENTS

Logisoft enjoys strong relationships with a variety of diverse companies. In each case, Logisoft tailors a solution that best fits the needs of the client
and  their  target  markets.    Our  client  list  includes:

-     Kodak
-     Fellowes  Mfg.
-     Sentry  Group
-     DuPont
-     Canon
-     Hiedelberg  (Nexpress)
-     Xerox  Corp.
-     Saatchi  &  Saatchi  Rowland
-     Global  Crossing
-     Stanford  University
-     Southwestern  Bell
-     Montana  Mills  Bread  Co.
-     Sutherland  Group
-     MedSynTech
-     Chase  Pitkin
-     Dunlop  Tire  Corp.
-     Jolt  Cola
-     LPGA
-     Roberts  Communications
-     eResource  Capital  Group
-     Avenel  Alliance
-     Lifestyle  Technologies,  Inc.
-     Rochester  General  Hospital  (ViaHealth)
-     Rochester  Business  Journal
-     Seneca  Foods
-     Mann's  Jewelers
-     1st  Air

In 1999, one Computer Products customer, ViaHealth, accounted for 20% of the Company's total revenues. During the year ended December 31, 2000, no single customer accounted for more than 10% of the Company's total revenues.

ITEM  2     DESCRIPTION  OF  PROPERTY

The Logisoft headquarters is located in 10,500 square feet of leased office space located at 375 Woodcliff Drive in Fairport, New York (Rochester). Our lease on this space expires in May 2006. The cost of this lease averages $17,000 per month over the term of the lease. We believe the terms are consistent with local market conditions. This location houses our corporate headquarters, LGI and eStorefronts activities.

Additionally, in August 2000, we entered into a lease for office space in Chicago, Illinois to house our midwest regional office for strategic Internet services. This space is currently being leased at a cost of approximately $5,000 per month.

Our retail division (LCP) and certain administrative personnel are located in two adjacent office units in a 5,200 square foot building space located at 6605 Pittsford-Palmyra Road in Fairport, New York. This building and land is owned by the Company and has a net book value at December 31, 2000 of approximately $228,000.

The space that we currently occupy is adequate for our projected growth needs over the next 12 months. However, we may require additional space if we make any strategic acquisitions or if our growth exceeds our expectations.


ITEM  3     LEGAL  PROCEEDINGS

We  are  not  a  party  to  any  material  legal  proceedings.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

PART  II

ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS MARKET
INFORMATION

Our $0.0001 par value common stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "LGST." Prior to May 1, 2000, we were quoted on the OTCBB under the symbol "RTTK."

The following tables set forth the quarterly high and low daily prices of our Common Stock as reported by the OTCBB from 1999 through March 9, 2001. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. In the second quarter of 1998, the Company's Common Stock was suspended from the OTCBB and therefore there was no market for the Company's stock, pending completion of the re-qualification procedure. The Company's stock re-commenced trading on June 7, 1999.

                                                 High                  Low
                                            ---------------      ---------------
                   2001
                   ----
   First Quarter through March 9, 2001      $        0.8125      $        0.3750
                   2000
                   ----
   First Quarter                            $        6.8750      $        1.0625
   Second Quarter                           $        5.0000      $        1.8125
   Third Quarter                            $        2.4375      $        0.8438
   Fourth Quarter                           $        1.1562      $        0.2812
                   1999
                   ----
   First Quarter                                        n/a                  n/a
   Second Quarter                           $        0.7500      $        0.2500
   Third Quarter                            $        0.7500      $        0.2800
   Fourth Quarter                           $        1.1250      $        0.4688


The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

DESCRIPTION  OF  REGISTRANT'S  SECURITIES

In accordance with our Certificate of Incorporation, we are authorized to issue up to 60,000,000 shares of Common Stock and 2,000,000 shares of Series A non-voting Preferred Stock. As of March 9, 2001 there were 30,958,875 shares of Common Stock outstanding. No other class or series of stock was issued or outstanding on that date.

Common  Stock

Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. As more fully described in Items 6 and 7 below, certain shareholders have entered into voting agreements that define the manner in which those shareholders must vote for the purposes of determining the number of directors of the Company and the election of directors. Holders of Common Stock are entitled to receive ratably the dividends, if any, declared from time to time by the Board of Directors out of legally available funds. Holders of Common Stock have no conversion, redemption or preemptive rights to subscribe to any of our securities. In the event of any liquidation, dissolution or winding-up of our affairs, holders of Common Stock will be entitled to share ratably in our assets remaining after provision for payment of liabilities to creditors. The rights, preferences and privileges of holders of Common Stock may be subject to the rights of the holders of any shares of preferred stock, which we may issue in the future.

Holders

At March 9, 2001 there were approximately 383 holders of record of the Company's Common Stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its Common Stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Preferred  Stock

The Company has authorized 2,000,000 shares of a Series A, par value $2.75, non-voting preferred class of stock ("Preferred Stock"). The Preferred Stock would earn a 6% cumulative dividend payable on the 15th of January, April, July and October to stockholders of record on the last day of the month prior to the dividend date. The Series A Preferred Stock shall receive a liquidation preference over the Company's Common Stock as well as any other classes of stock established by the Company.

As of March 9, 2001, there were no shares of Preferred Stock issued or outstanding.

Stock  Option  Plan

In April 2000, the Company adopted its 2000 Stock Option Plan (the "Plan") and the Company's Board of Directors approved the same. The Plan is subject to approval by the Company's stockholders. The Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel of the Company. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the Common Stock of the Company, not to exceed an aggregate maximum of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan.

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

The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted for equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period.

Through December 31, 2000, options covering a total of approximately 1,788,450 shares of the Company's Common Stock had been granted, net of forfeitures of stock options covering 554,750 shares, to employees at strike prices ranging from $0.33 to $2.51 per share. Additionally, the Company issued options to two employees, totaling 35,000 shares, at an exercise price of $0.01 per share. The value of these options are being expensed over one year, including $40,000 of expense recognized during 2000.

ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

You should read the following discussion of the financial condition and results of operations of Logisoft in conjunction with the Combined and Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-KSB. This discussion may include forward looking statements as described in the special note preceeding Part I.

Changes  in  Control  of  Logisoft.  Pursuant  to  the  merger of Logisoft Corp,
-----------------------------------
formerly known as Reconversion Technologies, Inc., a Delaware corporation ("Logisoft" or the "Company") and Logisoft Computer Products Corp., a New York corporation formerly known as Logisoft Corp. ("LCP") and the share exchange between Logisoft and eStorefronts.net Corp., a New York corporation ("eStorefronts"), both of which were effective on March 10, 2000 (together, the "Transactions"), control of Logisoft was acquired by the principals of LCP and eStorefronts. In anticipation of the Transactions, all but one member of the Company's Board of Directors - W. Leo Morris, Clark Bundren, John Sams and Robert Garner - resigned from the Board, effective March 9, 2000. The sole remaining member of the Board, Joel Holt, appointed Robert Lamy, Scott Fox, Alan Kleinmaier (1) and Gene Divine to the Board of Directors of Logisoft. Joel Holt resigned from the Board effective March 10, 2000. In connection with the Transactions, certain of LCP and eStorefront's shareholders assumed the key officer and executive management positions in Logisoft. Robert Lamy became President of Logisoft, Scott Fox became Vice President of Marketing, Robert Ballard became President of the Company's Computer Products division and William Lamy became Director of Product Development. Robert Lamy received 4,191,750 shares of Logisoft common stock (13.5%), William Lamy received 2,826,750 shares of Logisoft common stock (9.1%), Michael Pruitt received 2,100,000 shares of Logisoft common stock (6.8%) and Robert Ballard received 907,407 shares of Logisoft common stock (2.9%).

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

_______________
(1)     Alan  Kleinmaier  resigned from the Logisoft Board on April 27, 2000.

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

New Capital.  The majority shareholders of LCP and eStorefronts required as part
-----------
of the Transactions that Logisoft have at least $5,000,000 in cash equity at the closing of the Transactions. To meet this pre-condition, Logisoft issued 5,500,000 shares of Logisoft common stock at a purchase price of $1.00 per share to nine (9) unrelated investors on March 9, 2000. Thus, at the time of the closing of the Transactions, The Company's assets consisted of $5,500,000 in cash equity plus the Note, and Logisoft (Reconversion Technologies) maintained no operations.

LCP Merger.  On March 10, 2000, Logisoft consummated a merger with LCP. Pursuant
----------
to the Agreement and Plan of Reorganization, a wholly-owned New York subsidiary of Logisoft was merged with and into LCP in a reverse triangular merger, the surviving corporation of the merger, becoming a wholly-owned subsidiary of Logisoft (the "LCP Merger"). Prior to the LCP Merger, Robert Lamy, William Lamy, Robert Ballard and Michael Pruitt were the sole shareholders of LCP. Upon consummation of the LCP Merger, all of the outstanding common stock of LCP was converted into 7,500,000 shares of Logisoft common stock. The conversion ratio of LCP stock into Logisoft stock was determined as a result of arms-length negotiations between unrelated parties and was based upon a review of financial statements, business plans and recent valuations placed on e-commerce companies.

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

Effective May 1, 2000, Logisoft changed its name from Reconversion Technologies, Inc. to Logisoft Corp. to better reflect its new direction.

OVERVIEW

Logisoft Corp. is a full spectrum Internet service company specializing in globalization. Logisoft creates global and localized Internet solutions for companies who require a sophisticated, total approach involving business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. Additionally, Logisoft develops and operates a variety of e-commerce/retail businesses through its subsidiaries and through strategic partnerships that leverage its knowledge of technology, e-commerce and Internet marketing. Logisoft is headquartered in Rochester, NY, one of the leading import-export and technology centers in the United States.

Logisoft operates its business through its two wholly-owned subsidiaries, eStorefronts.net Corp., which contains the Company's strategic Internet services ("Logisoft Interactive" or "LGI") and e-commerce partner site activities and Logisoft Computer Products Corp., which encompasses the Computer Products division.

Our global e-business solutions provide comprehensive, sophisticated Internet capabilities to both traditional and pure e-business companies. Logisoft Interactive provides up-front planning with our strategic consulting services, custom front-end architecture and web site development as well as comprehensive back-end support upon web site completion. LGI's competitive advantage is its focus on supporting globalizaton of e-business through its proprietary e-commerce solution, Global Gateway(SM).

The Company's goal is to become a best in class provider of Internet globalization services for top tier companies, through Global Gateway(SM). LGI's globalization services include:

-     e-commerce  in  multiple  currencies
-     Processing  of  all  taxes,  duties  and  tariffs
-     Site  localization
-     Automated  customer  services

-     Logistics  support
-     Cultural  assessment
-     Micromarketing  by  country
-     Legacy  system  integration
-     Custom  statistical  analysis

LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. Computer Products has grown consistently for the past 10 years and is being migrated to an Internet-based sales platform.

In 1996, LCP launched its Internet division, LGI, and found immediate success, winning both local and national awards. In 1999, LGI completed its development of a proprietary e-commerce platform that has been developed into Global Gateway(SM) 3.1, which enables it to roll out turn-key domestic and international web sites, allowing companies to penetrate international markets on a cost-effective basis.

eStorefronts partners with traditional and pure web-based businesses to take those businesses to the Internet through partner sites. eStorefronts participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

The Company's strategic Internet services revenues are derived from fees for services generated on a project-by-project basis. In general, clients are charged for time, materials and expenses incurred on a particular project; however, a portion of the Company's Internet services revenue is derived from fixed-fee contracts. The sales cycle for the Company's globalization services is generally three to six months because of the strategic nature of customer decisions to engage in global e-commerce. Sales cycles are shorter for more traditional Internet consulting and web development work. LGI currently has sales operations in Chicago, Boca Raton, and Charlotte as well as its headquarters in Rochester, NY. The Company's intent is to expand its sales offices as business is established in other areas of the U.S.

The equity funding raised by the Company in connection with the Transactions will allow the Company to aggressively pursue its Internet and e-commerce growth strategy through expansion of its client base and headcount, increased investment in engagement methodology, product/solution development and brand awareness. This growth strategy is also being fueled by active strategic alliance formation that is expected to yield co-marketing, product integration and referral relationships.

The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

- The timing of growth of staff, including billable staff, during each quarter
-     The  number  of  client  engagements  undertaken  or  completed
- Seasonality, particularly with respect to corporate and educational institutions' fiscal years and budget cycles which generally result in higher software sales in the second quarter of Logisoft's fiscal year.
-     The  mix  of  fixed  fee  and  time  and  materials  contracts
-     The  number  of  days  in  the  quarter
-     Utilization  rates  of  billable  employees
-     Marketing  and  business  development  expenses
- Economic conditions generally or in the information technology services market
-     Any  delays  incurred  in  connection  with  a  project
-     Adequacy  of  provision  for  losses
-     Use  of  estimates  of  resources  required  to complete on-going projects

The  Company  expects  this  trend  to  continue.

In the second through fourth quarters of fiscal 2000, the Company invested aggressively to develop the infrastructure, management and staff required to substantially increase the revenue generating potential of the business, in particular the strategic Internet services division. This effort resulted in substantially higher revenue for the year and a loss for the full year.
Operating losses are expected to continue through the first two to three quarters of fiscal 2001.

SELECTED  FINANCIAL  DATA

The following selected financial data should be read in conjunction with the "Management's Discussion and Analysis", of which it is a part, and is qualified by reference to the Combined and Consolidated Financial Statements and Notes thereto appearing in Item 7.

The following tables represent the prior three years statements of operations as derived from the Combined and Consolidated Financial statements and the statements of operation items shown as a percent of total revenue.

                                                       Year Ended December 31,
                                               --------------------------------------
                                                  1998         1999          2000
                                               -----------  -----------  ------------

REVENUE:
  E-commerce/retail                            $2,671,593   $3,668,069   $ 4,559,993
  Strategic Internet services                     216,776      614,098     1,643,958
                                               -----------  -----------  ------------

    Total revenue                               2,888,369    4,282,167     6,203,951
                                               -----------  -----------  ------------

COST OF REVENUE:
  E-commerce/retail                             2,292,412    3,195,703     3,952,025
  Strategic Internet services                     169,119      332,967       913,337
                                               -----------  -----------  ------------

    Total cost of revenue                       2,461,531    3,528,670     4,865,362
                                               -----------  -----------  ------------

      Gross profit                                426,838      753,497     1,338,589
                                               -----------  -----------  ------------

OPERATING EXPENSES:
    Sales and marketing                           188,425      306,237     1,523,645
    General and administrative                    213,002      623,876     1,754,122
    Research/product development                        -            -       123,255
    Bad debt provision                                  -            -       101,583
    Stock based compensation                            -      150,000        43,395
    Depreciation                                   18,811       22,657       115,449
    Amortization                                      342          757       339,991
                                               -----------  -----------  ------------

      Total operating expenses                    420,580    1,103,527     4,001,440
                                               -----------  -----------  ------------

      Income (loss) from operations                 6,258     (350,030)   (2,662,851)
                                               -----------  -----------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                                (17,481)     (34,030)      (40,544)
  Interest income                                       -            -       189,257
  Other                                             5,901           35        (7,414)
                                               -----------  -----------  ------------

                                                  (11,580)     (33,995)      141,299
                                               -----------  -----------  ------------

      Income (loss) before income taxes
        and minority interest                      (5,322)    (384,025)   (2,521,552)

INCOME TAXES                                       (6,821)      (5,989)      (13,893)
                                               -----------  -----------  ------------

      Income (loss) before minority interest      (12,143)    (390,014)   (2,535,445)

MINORITY INTEREST                                  18,672       96,926         1,002
                                               -----------  -----------  ------------

NET INCOME (LOSS)                              $    6,529   $ (293,088)  $(2,534,443)
                                               ===========  ===========  ============


                                                       Year Ended December 31,
                                               --------------------------------------
                                                  1998         1999          2000
                                               -----------  -----------  ------------

REVENUE:
  E-commerce/retail                                  92.5%        85.7%         73.5%
  Strategic Internet services                         7.5%        14.3%         26.5%
                                               -----------  -----------  ------------

    Total revenue                                   100.0%       100.0%        100.0%
                                               -----------  -----------  ------------

COST OF REVENUE:
  E-commerce/retail                                  79.4%        74.6%         63.7%
  Strategic Internet services                         5.9%         7.8%         14.7%
                                               -----------  -----------  ------------

    Total cost of revenue                            85.2%        82.4%         78.4%
                                               -----------  -----------  ------------

      Gross profit                                   14.8%        17.6%         21.6%
                                               -----------  -----------  ------------

OPERATING EXPENSES:
    Sales and marketing                               6.5%         7.2%         24.6%
    General and administrative                        7.4%        14.6%         28.3%
    Research/product development                      0.0%         0.0%          2.0%
    Bad debt provision                                0.0%         0.0%          1.6%
    Stock based compensation                          0.0%         3.5%          0.7%
    Depreciation                                      0.7%         0.5%          1.9%
    Amortization                                      0.0%         0.0%          5.5%
                                               -----------  -----------  ------------

      Total operating expenses                       14.6%        25.8%         64.5%
                                               -----------  -----------  ------------

      Income (loss) from operations                   0.2%        -8.2%        -42.9%
                                               -----------  -----------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   -0.6%        -0.8%         -0.7%
  Interest income                                     0.0%         0.0%          3.1%
  Other                                               0.2%         0.0%         -0.1%
                                               -----------  -----------  ------------

                                                     -0.4%        -0.8%          2.3%
                                               -----------  -----------  ------------

      Income (loss) before income taxes
        and minority interest                        -0.2%        -9.0%        -40.6%
                                               -----------  -----------  ------------

INCOME TAXES                                         -0.2%        -0.1%         -0.2%
                                               -----------  -----------  ------------

      Income (loss) before minority interest         -0.4%        -9.1%        -40.9%

MINORITY INTEREST                                     0.6%         2.3%          0.0%
                                               -----------  -----------  ------------

NET INCOME (LOSS)                                     0.2%        -6.8%        -40.9%
                                               ===========  ===========  ============

RESULTS  OF  OPERATIONS

COMPARISON  OF  THE  YEARS  ENDED  DECEMBER  31,  2000  AND  1999

EMPLOYEES. From March 2000 to December 2000, the Company's staff increased from 21 to 73 employees. The overall growth in staff was similar when comparing December 2000 to December 1999 (24 employees). The total number of employees increased from December 31, 1999 to December 31, 2000 in the e-commerce/retail (7 to 14), strategic Internet services (15 to 48) and corporate administration
(2  to  11)  segments.

In the e-commerce/retail segment, the increase in staff was due to an increase in sales and customer service personnel in the computer products business and the addition of partner site managers to support the launch of the Jolt, Dunlop and Safesmith.com(SM) partner sites.

In the strategic Internet services business, billable personnel increased from 10 to 27, sales, business development and marketing staff increased from 4 to 15, the Company's dedicated product development function staff was launched in the third quarter of 2000 and numbered three at December 2000 and management personnel increased from one to three staff.

The increase in Corporate administration staffing relates primarily to the finance, human resources and IT functions.

The increase of the Company's staff in 2000 was concentrated in the strategic Internet services business and the Corporate administrative staff necessary to support the growth of the business and the Company's status as a fully reporting public company. These investments in our staff have and are expected to continue to drive significant revenue growth in future periods, as demonstrated by the 168% increase in strategic Internet services revenue from 1999 to 2000.

However, due to the significant market turbulence and the slowdown in spending by corporate clients for IT and other projects in the fourth quarter of 2000, the Company reorganized its staff to reduce operating costs while putting greater emphasis on sales, customer service and technologies. This reorganization involved the elimination of 14 staff positions, primarily in the marketing and administration functions. This reorganization net of the costs associated with the planned hiring of two high end sales representatives is expected to result in annual cost savings of more than $1 million.

REVENUES. Revenues increased $1,921,784 or 45% to $6,203,951 for the year ended December 31, 2000 from $4,282,167 for the year ended December 31, 1999. The increase was attributable to increases in both e-commerce/retail sales and strategic Internet services.

Sales from the e-commerce/retail segment increased $891,924 or 24% to $4,559,993 for the year ended December 31, 2000 from $3,668,069 for the year ended December 31, 1999. Sales from LCP, distribution of third-party software to corporations and educational entities, increased $501,893 or 14% to $4,169,962 due to a focus on lead generation activities and new client development to offset the decrease in annual sales to a significant customer that completed a license compliance program in the second quarter of 2000. Sales to this customer decreased $453,000 to $406,000 in 2000 from $859,000 in 1999. Accordingly, sales to customers other than this significant customer increased by some $955,000 or 34% in 2000.

E-Commerce sales generated from partner site activities were $390,031 in 2000, led by Safesmith.com(SM). Safesmith.com(SM), which began operations on July 1, 2000, generated revenue of approximately $347,000 in 2000.

Revenues from strategic Internet services increased $1,029,860 or 168% to $1,643,958 for the year ended December 31, 2000 from $614,098 for the year ended December 31, 1999. This revenue growth was due to an increase in our client base, average project size, and an increase in billable headcount. Strategic Internet services revenues represented 26% of total revenues in 2000, up from 14% in 1999 and was more than 30% of revenue in the fourth quarter of 2000. In 2000, the number of clients for strategic Internet services more than doubled to
30. For the year, revenue from the top five clients represented 56% of total strategic Internet services revenue. Revenue from top tier clients such as Kodak, Fellowes, Sentry Group, Canon, DuPont, Hiedelberg (Nexpress) and others increased from 23% of revenue in the first quarter of 2000 to 62% in the fourth quarter of 2000.

No customers accounted for more than 10% of total Company revenues during 2000. In 1999, one customer accounted for approximately 20% of total Company revenue.

COST OF REVENUES. Cost of revenues increased $1,336,692 or 38% to $4,865,362 for the year ended December 31, 2000 from $3,528,670 for the year ended December 31, 1999. The dollar increase was attributable to the greater activity for both e-commerce/retail and strategic Internet services.

As a percentage of revenue, cost of revenue decreased from 82% in 1999 to 78% in 2000. The improvement in the gross margin is primarily due to the growth of strategic Internet services as a larger portion of total revenue. Gross margin for the strategic Internet services business decreased from 46% in 1999 to 44% in 2000. This decrease in gross margin is primarily attributable to lower utilization of staff resulting from training of new hires and slower customer spending, particularly in the fourth quarter of 2000.

Gross margins in the e-commerce/retail segment increased from 12.9% in 1999 to 13.3% in 2000. The increase was the result of the higher sales derived from partner site activities than the Company's software distribution business. In 2000, gross margins from partner activities and software distribution were 16.5% and 13.0%, respectively. Gross margins from both businesses are expected to increase in 2001 as a new logistics solution and higher pricing are implemented for the Safesmith.com(SM) partner site and the software distribution business further penetrates customers obtained during lead generation campaigns conducted during 2000.

SALES AND MARKETING. Sales and marketing costs increased $1,217,408 to $1,523,645 for the year ended December 31, 2000 from $306,237 for the year ended December 31, 1999. The higher cost is attributed to an increase in the number of sales and marketing staff, sponsorship and participation in trade-shows and executive forums, development of the Company's marketing strategy and materials, and increased advertising and business development activity. These costs were incurred to drive the revenue growth primarily in the Company's strategic
Internet services division. As a percentage of revenues, sales and marketing expenses increased to 25% in 2000 from 7% in 1999.

Sales and marketing expenses incurred during 2000 include personnel costs of $1,068,000, marketing costs including sponsorship and participation in trade-shows of $269,000, advertising $88,000, and other $99,000.

GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1,130,246 to $1,754,122 for the year ended December 31, 2000 from $623,876 for the year ended December 31, 1999. Approximately $334,000 of the expense in 1999 relates to special executive compensation costs paid in anticipation of the Transactions as discussed above. In addition, a restructuring charge of $45,000 is included in the 2000 general and administrative expense. Excluding the one-time charges of $45,000 and $334,000 in 2000 and 1999, respectively, general and administrative costs increased $1,419,246 to $1,709,122 for 2000 from $289,876 in 1999. During 2000, the Company increased personnel and infrastructure primarily to support the expansion of its strategic Internet services and partner site businesses, the Company's public reporting status and other general costs to support the growth of the business.

Higher infrastructure spending relates to rent of the Company's office space to house its Internet business in Fairport, NY and Chicago, IL, upgrade of its computer network, public relations, investor relations, and accounting and legal costs. As a percentage of revenues, general and administrative expenses increased to 28% in 2000 from 7% in 1999, excluding the special executive compensation costs incurred in 1999 and the restructuring charge in 2000.

General and administrative expenses incurred during 2000 include personnel costs of $1,038,000, facility costs of $280,000, office supplies and related of $97,000, accounting and legal costs of $78,000, reorganization costs of $45,000, investor relations of $44,000, and other $172,000.

RESEARCH/PRODUCT DEVELOPMENT. During the third quarter of 2000, the Company launched a product development group to further develop the Company's e-commerce platform, Global Gateway(SM), into a comprehensive, stand-alone software solution that is expected to improve profitability in the Company's own web development business and provide for broader distribution opportunities. The Company's product development group is comprised of high-end programmers and market research and strategic alliance experts.

BAD DEBTS. During 2000, the Company recorded a provision for bad debts of $101,583 of which $12,600 was recorded as a reserve against accounts receivable at December 31, 2000. Accounts receivable of $88,983 were written off during 2000. The accounts written-off related to strategic Internet services clients with whom Logisoft has ended its supplier relationship.

STOCK COMPENSATION. During 2000, the Company recognized $40,000 of stock compensation expense related to stock options issued to two employees at exercise prices below market value at the date of grant. An additional $3,395 of stock compensation expense was recognized during 2000 related to stock options issued to consultants for services rendered. For 1999, the $150,000 non-cash charge for stock compensation expense relates to stock granted to individuals for services rendered.

DEPRECIATION. Depreciation expense increased $92,792 in the year ended December 31, 2000 to $115,449 as a result of increased spending for furniture, leasehold improvements, computer, network and other equipment to support the growth of the strategic Internet services business and facilities during 1999 and 2000. The Company invested approximately $820,000 in capital equipment and improvements during 2000, including $292,300 of furniture and equipment acquired under capital leases compared to approximately $61,000 spent on capital investments during 1999.

AMORTIZATION. Amortization expense was $339,991 in the year ended December 31, 2000 versus $757 in the year ended December 31, 2000, representing an increase of $339,234. This increase is largely attributed to the amortization of the $1,980,000 goodwill recorded for the acquisition of the 44% minority interest in eStorefronts on March 10, 2000, which represented $319,000 of the expense recorded in 2000. An additional $18,696 of amortization was recognized in 2000 due to the goodwill recorded for the acquisition of e-tailing assets and rights in July 2000.

OTHER INCOME AND EXPENSE. Interest expense increased $6,514 to $40,544 for the year ended December 31, 2000 due to higher average borrowings and higher interest rates. During 2000, the Company recorded $189,257 in interest income from the investment of funds the Company received in March 2000 relating to the Transactions. Also during 2000, the Company recorded other expenses of $7,414, which related primarily to a provision for loss on marketable securities. The Company purchased these securities in 1999.

PROVISION FOR INCOME TAXES. For year ended December 31, 2000, the Company recorded a provision for income taxes totaling $13,893 compared to $5,989 for the year ended December 31, 1999. Income tax expense includes both current and deferred income taxes for federal and state reporting. At December 31, 2000, the Company has recorded an income tax refund receivable for taxes paid in 1999 and 1998 due to the current year operating loss in LCP which can be carried back to the previous two tax years to claim a refund. Also, the Company has recorded a valuation allowance against the majority of the deferred tax asset as it is not possible to determine the ability of the Company to utilize the asset. The net deferred tax liability at December 31, 2000 is $6,000, which primarily relates to differences in financial statement versus tax depreciation methodologies. The effective financial statement tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

MINORITY INTEREST. As noted previously, the LCP shareholders owned 56% of eStorefronts' common stock prior to the Transactions. Accordingly, the combined financial statements for the year ended December 31, 1999 reflect the minority interest's portion of the operating losses of eStorefronts of $96,926. The $1,002 recorded in 2000 relates to the minority interest's portion of the operating losses of eStorefronts through March 9, 2000. The significant loss in 1999 is attributable to the launch of eStorefronts, stock compensation expenses and the costs of development of its initial web sites.

NET INCOME (LOSS). The Company recorded a net loss of $2,534,443 for the year ended December 31, 2000 versus a net loss of $293,088 for the year ended December 31, 1999. Excluding the one-time general and administrative charges as noted above, the net loss for 2000 was $2,489,443 compared with net income in 1999 of $40,912. The net loss reflects the Company's investment in staff, business development activities, marketing strategy and materials, and infrastructure to drive the growth of the business. These investments are expected to drive significant future revenue growth and result in further operating losses for the first two to three quarters in 2001.

Cash used in operations, representing the net loss, excluding non-cash charges, certain non-recurring expenses and changes in working capital accounts was $1,834,273 in 2000.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES. Revenues increased $1,393,798 or 48% to $4,282,167 for the year ended December 31, 1999, from $2,888,369 in 1998. The increase was attributable to substantial increases in e-commerce/retail sales and revenues from strategic Internet services.

Sales of third-party software to corporate and educational markets, increased $996,476 or 37% to $3,668,069 for the year ended December 31, 1999, from $2,671,593 for the year ended December 31, 1998. This increase was due to greater penetration of key accounts, including increased purchases of client licenses by a significant customer as part of that customer's program to achieve licensing compliance with certain software makers. During the year ended December 31, 1999, sales to this customer accounted for approximately 20% of total Company revenue for the period. The customer's licensing compliance program also resulted in increased sales during the last half of 1999 and was completed in the second quarter of fiscal 2000.

Revenues from strategic Internet services increased $397,322 or 183% to $614,098 for the year ended December 31, 1999, from $216,776 for the year ended December 31, 1998. This revenue growth was due to a significant increase in our client base and an increase in headcount. During 1999, the number of active engagements for sophisticated web site development more than doubled from the prior year. For 1999, strategic Internet services revenues represented 14% of total revenue, up from 8% during 1998.

In 1999, one customer accounted for approximately 20% of total Company revenue. There were no customers that accounted for more than 10% of total Company revenues in the year ended December 31, 1998.

COST OF REVENUES. Cost of revenues increased $1,067,139 or 43% to $3,528,670 for the year ended December 31, 1999, from $2,461,531 for the year ended December 31, 1998. The dollar increase was attributable to the higher activity for both e-commerce/retail and strategic Internet services. As a percentage of revenues, overall cost of revenues decreased to 82% for the year ended December 31, 1999 from 85% in 1998. This percentage decrease related primarily to a decrease in project personnel costs as a percentage of revenues for strategic Internet services. Project personnel costs decreased from 78% of strategic Internet revenues in 1998 to 54% in 1999.

During 1999, increases in billable employees and utilization increased gross margins, but were offset somewhat by the investment made by LGI in developing the Company's proprietary international e-commerce platform. Excluding the development of the e-commerce platform, project personnel costs would have represented approximately 50% or less of strategic Internet revenues.

SALES AND MARKETING. Sales and marketing costs increased $117,812 or 63% to $306,237 for the year ended December 31, 1999, from $188,425 for the year ended December 31, 1998. The dollar increase was attributable to higher numbers of sales and marketing personnel and increased marketing activities primarily to support the growth of our strategic Internet services business. As a percentage of revenues, sales and marketing expenses remained stable at about 7% of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative costs increased $410,874 or 193% to $623,876 for the year ended December 31, 1999, from $213,002 in the year ended December 31, 1998. General and administrative expenses in 1999 include $334,000 of special executive compensation costs paid in anticipation of the Transactions. Excluding this specific charge in 1999, general and administrative costs increased $76,874 or 36% from 1998. This increase was the result of higher personnel costs resulting from an increase in staff, higher regular bonuses and compensation, and operating and infrastructure expenses to support the growth of the business. As a percentage of revenues, general and administrative expenses, excluding the special expenses, remained stable at approximately 7% in 1999 and 1998.

STOCK COMPENSATION. The $150,000 non-cash charge for stock compensation expense relates to stock granted to individuals for services rendered during 1999.

DEPRECIATION. Depreciation expense increased $3,846 in the year ended December 31, 1999 to $22,657 as a result of increased purchases of computer and other equipment to support the growth of the strategic Internet services business and facilities. The Company invested $61,046 in capital equipment during the year ended December 31, 1999 and $64,071 in the year ended December 31, 1998. Additionally, the Company purchased a second office location, adjacent to the Company's other owned office space in Fairport, NY, and other equipment, for $138,800, which were financed with a mortgage and a capital lease, respectively.

INTEREST  EXPENSE.  Interest  expense  increased from $17,481 for the year ended
December 31, 1998 to $34,030 for the year ended December 31, 1999. This increase was due to higher average outstanding debt balances during 1999, resulting primarily from the purchase of additional office space during 1998.

PROVISION FOR INCOME TAXES. Income tax provisions of $5,989 and $6,821 were recorded for 1999 and 1998, respectively. The tax charges represent combined federal and state income taxes. In 1999 and 1998, net tax provisions were recorded despite financial statement losses due to non-deductible costs and the establishment of valuation allowances against deferred tax assets. The effective tax rate may vary from period to period based on the Company's future expansion into areas with varying income tax rates and deductibility of certain costs and expenses by jurisdiction.

MINORITY INTEREST. As noted previously, the LCP shareholders owned 56% of eStorefronts common stock prior to the Transactions. Accordingly, the combined financial statements reflect the minority interest's portion of the operating losses of eStorefronts for the years ended December 31, 1999 and 1998, of $96,926 and $18,672 respectively. The 1999 eStorefronts loss relates primarily to the stock-based compensation charge of $150,000 related to services provided to that company in 1999 ($84,000 after the minority interest) and the costs of developing and marketing eStorefront's initial web sites.

NET LOSS. The Company recorded a net loss of $293,088 for the year ended December 31, 1999 and net income of $6,529 for the year ended December 31, 1998. The loss in 1999 reflects the Company's investment in the development of the international e-commerce platform, the non-cash charge for stock compensation of $150,000 in eStorefronts, the special executive compensation expenses paid in anticipation of the Transactions of $334,000 and higher financing costs. Results in 1998 reflect strong performance of the hardware and software division, offset by the initial investments the Company made in developing its proprietary international e-commerce platform and in the launch of eStorefronts.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the year ended December 31, 2000, the Company's cash and cash equivalents and short-term investments increased by a net $3.1 million. This increase was driven by funding received of $6.2 million plus changes in working capital excluding cash of $200,000. Significant cash outlays included debt repayment of $401,000, cash used in operations excluding non-cash charges and working capital changes of $1,879,000, payment of stock transaction costs of $210,000, capital investments of $528,000 and amounts loaned to an officer of $226,000, net of repayments. Cash used in operations excluding non-recurring expenses, non-cash expenses, and working capital changes was $1,834,000.

At December 31, 2000, cash, short-term investments and notes receivable totaled $3.6 million, representing the Company's committed funding.

On March 10, 2000, LCP completed a reverse triangular merger with Logisoft, which for accounting purposes was treated as an issuance of shares by LCP to shareholders of Logisoft for $5.5 million in cash and a non-interest bearing promissory note of $720,000. Through December 31, 2000, $480,000 has been collected on the outstanding note.

The Company also has a mortgage payable to a bank on its office facility in Rochester, NY that houses its Computer Products division and certain administrative offices. The amount outstanding on this mortgage was $188,503 at December 31, 2000. This mortgage requires monthly payments totaling $21,000 annually through October 2015.

In June 2000, the Company entered into a three-year capital lease for $131,205 for furniture and computer equipment. This lease bears interest at prime plus
 .5% and requires monthly payments totaling $50,388 annually. Also, in September 2000, the Company entered into a three-year capital lease for $161,095 for furniture, computer and network equipment and software. This lease bears interest at prime rate plus 1.0% and requires monthly payments totaling $62,832 annually. Subsequent to year end, the Company received a commitment from a bank to refinance these leases, reducing its cash collateral requirement to $250,000 and extending the term to five years.

The Company invests its available cash predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At December 31, 2000, the Company had $1.0 million in cash and cash equivalents. The remainder of the Company's cash and cash equivalents was held in available funds, including money market accounts earning between 5% and 6%. Additionally, the Company has invested approximately $2.1 million in short-term investments which are classified as available for sale at December 31, 2000.

Historically, accounts receivable balances are high at quarter ends due to customer ordering patterns for computer products. Customer payment terms range from net 30 days to net 180 days, for certain of the large municipal and health care customers of LCP. For strategic Internet services projects, a customer deposit is generally required prior to commencing work and subsequent billings are made during the project based on agreed upon criteria with the client. Billings for strategic Internet services projects are generally due upon presentation of invoices.

During 2000, investments in fixed assets totaled $820,000, including $292,300 which was financed through capital leases. These investments relate to the Company's new office facility in Fairport, NY, computer and other general use equipment required by the increased staff levels, which have tripled during the year. Included in the total capital investments, the Company also invested in upgrading its computer network to support the increased volume and sophistication of its business and $97,000 in an internal accounting and project management system, which will allow for better management reporting and control of the business.

During 2000, 520,000 Class A warrants to purchase the Company's common stock were exercised. Proceeds of $170,000 have been received related to the exercise of these warrants, while the remaining $350,000 is due from the investors on December 9, 2001 pursuant to promissory notes from investors issued in connection with the warrant exercise.

At December 31, 2000, the Company had outstanding capital expenditure commitments totaling approximately $25,000 relating primarily to additional equipment for its information systems.

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

RISK  FACTORS

Logisoft stockholders may be exposed to risks inherent in our business. The value of such an investment may increase or decline and could result in a loss. Prospective investors should carefully consider the following factors as well as other information contained in this filing on Form 10-KSB before deciding to invest in Logisoft Common Stock.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.

OUR LIMITED OPERATING HISTORY IN STRATEGIC INTERNET SERVICES AND E-COMMERCE MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Despite the fact that LCP was founded in 1989, the Company has a limited operating history as a provider of strategic Internet services and in e-commerce, its primary areas of investment and expected growth. As a result, we have a limited operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks are further amplified by the fact that we are operating in the new and rapidly evolving strategic Internet services market. These risks and uncertainties include the following:

     - our business model and strategy have evolved and are continually being reviewed;
     - we may not be able to successfully implement our business model and strategy;
     -    our  management  has  not  worked  together  for  very  long;  and
     - uncertainties regarding the Internet, such as taxation of e-commerce, rapidity of widespread adoption by business consumers, and shifts in technology and significant competition.

Our business is growing quickly, particularly subsequent to the receipt of capital in connection with the Transactions (see related discussion above). This growth has increased investment in infrastructure and management resources needed to expand the business, which has substantially increased our cost structure. This rapid growth has stretched, and could continue to stretch, our resources. We expect that we will need to continue to hire and retain management personnel and other employees. In fact, a significant number of employees and several of our executive officers have joined in the past 12 months and our management has limited experience managing a public company.

In order to manage our growth effectively, we must establish offices in new geographic locations, set fixed-price fees accurately, effectively manage our growing workforce, maintain high billable employee utilization rates, maintain project quality and successfully negotiate rates, particularly if the average size of our projects continues to increase.

Our performance may depend on the effective integration of acquired businesses and new offices. This integration, even if successful, may be expensive and time consuming and could strain our resources.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in Logisoft would likely decline.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY RESULTS MAKE FINANCIAL FORECASTING DIFFICULT AND COULD AFFECT OUR COMMON STOCK TRADING PRICE.

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

     -    the  number,  size,  timing  and  scope  of  our  projects;
     -    customer  concentration;
     -    seasonality;
     -    long  and  unpredictable  sales  cycles;
     -    contract  terms  of  projects;
     -    degrees  of  completion  of  projects;
     -    project  delays  or  cancellations;
     -    competition  for  and  utilization  of  employees;
     -    how  well  we  estimate  the  resources  we need to complete projects;
     -    the  integration  of  acquired  businesses;
     -    pricing  changes  in  the  industry;  and
     - variability in market demand for the Internet and information technology consulting.

A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in our projects or in our employee utilization rates, we could experience significant variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict our future performance.

We have generally realized lower revenue in the first quarter of the year than in other quarters and higher revenue in the second quarter. We believe that this has been due primarily to client budget cycles, particularly with regard to our clients for computer products in the educational market, and the short-term nature of our contracts.

WE  HAVE  AN  ACCUMULATED  DEFICIT AND EXPECT TO INCUR FURTHER LOSSES THIS YEAR.

We incurred a substantial loss in 2000 and as of December 31, 2000, we had an accumulated deficit of approximately $2,915,000. Recent investments in staff and infrastructure to support the implementation of our business plan relative to our total revenue are expected to result in cash operating losses for the first two to three quarters of 2001. Additionally, our revenue composition has changed substantially from inception, and we expect further change as our business develops. Historically, a substantial majority of our revenue was derived from sales of computer products to corporations and educational and government customers. To succeed, we must expand and establish new client relationships to substantially increase our revenue derived from web development, comprehensive strategic Internet services and e-commerce. To facilitate this increase in revenues, we intend to invest heavily in acquisitions, infrastructure, development and marketing. As a result, we may not be able to achieve or sustain profitability. If we fail to achieve or sustain profitability, the trading price of our common stock would likely decline.

OUR  GROWTH  IS  DEPENDENT  ON  THE  SUCCESSFUL  COMPLETION  OF  ACQUISITIONS.

We anticipate that a portion of our future growth will be accomplished through acquisitions. The success of this plan depends upon our ability to:

     -    identify  suitable  acquisition  opportunities;
     - effectively integrate acquired personnel, operations, products and technologies into our organization;
     -    retain  and  motivate  the  personnel  of  acquired  businesses;
     -    retain  customers  of  acquired  businesses;
     - obtain necessary financing on acceptable terms or have a stock price high enough to effectively use as currency for acquisitions.

Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, many of which are larger than we are and have greater financial and other resources than we do. Competition for acquisition targets could also result in increased prices for acquisition targets and a that, as well as turbulence in financial markets and the slowdown in the U.S. economy, may result in diminished pool of companies available for acquisition.

THE  PARTNERSHIPS  WE  HAVE  DEVELOPED  MAY NOT BE AS SYNERGYSTIC AS ANTICIPATED

Leadership in the e-business architecture space requires successful companies to develop strong partnerships with companies that offer complementary capabilities. Certain partnerships may not deliver the results anticipated and may hinder the Company's ability to create timely solutions for existing clients.

OUR  FIXED-FEE  CONTRACTS  INVOLVE  FINANCIAL  RISK.

Most of our existing strategic Internet services contracts are on a fixed-fee basis, rather than a time and materials basis. We assume greater financial risk on fixed-fee contracts than on time-and-materials engagements. We have a limited history in estimating our costs for our fixed-fee engagements. If we fail to estimate costs on fixed-fee contracts accurately or encounter unexpected problems, our financial performance will be adversely effected. To reduce this financial risk, we are continuously refining our estimating methods and we are attempting to price new contracts on a time-and-materials basis through extended requirements gathering processes. We try to price any fixed-fee contracts on a four-phase basis; specifications and requirements, creative, technical implementation and quality assurance & testing. From time to time, we have had to commit unanticipated resources to complete some of our projects, resulting in lower gross margins. We may experience similar situations in the future.

WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

Our ability to generate revenues is dependent upon the number and expertise of the personnel we employ. To succeed, we must hire, train, motivate, retain and manage employees who are highly skilled in the Internet and its rapidly changing technology. Despite recent layoffs by many firms, including our own, individuals who have Internet expertise and can perform the services we offer are scarce. Competition for these individuals, therefore, is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we do hire. This could hinder our ability to complete existing projects and bid for new projects. In addition, because the competition for qualified employees in the Internet industry is intense, hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time-consuming and expensive. High turnover resulting in additional training expense would decrease our profitability.

WE  DEPEND  ON  OUR  KEY  MANAGEMENT  PERSONNEL  FOR  OUR  FUTURE  SUCCESS.

Our success depends largely on the skills of our key management and technical personnel. The loss of one or more of our key management or technical personnel may materially and adversely affect our business and results of operations. Currently, our key management including Robert Lamy, President, William Lamy, Director of Product Development, Robert Ballard, President of the Computer Products division, Scott Fox, Vice President Marketing, Matt Bailey Vice President of Business Development, and John Van Heel, Chief Financial Officer. We do not maintain key man insurance for any of our employees at this point. We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable.

THE  LOSS  OF  ONE  OR  MORE  OF  OUR  MAJOR  CUSTOMERS COULD HARM OUR BUSINESS.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our business and prospects. Rochester General Hospital (Via Health) comprised approximately 20% of our revenue for the twelve months ended December 31, 1999. This and other clients may account for a large portion of our revenue in the future.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS AND NEED TO ESTABLISH RELATIONSHIPS WITH NEW CLIENTS.

Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. To become profitable, we need to establish and develop relationships with more companies and other corporate users of information technology. The absence of long-term contracts and the need for new clients create an uncertain revenue stream, which could negatively affect our financial condition.

FAILURE TO RAISE NECESSARY CAPITAL COULD RESTRICT OUR GROWTH, LIMIT OUR DEVELOPMENT OF NEW PRODUCTS AND SERVICES AND HINDER OUR ABILITY TO COMPETE.

Although the Company believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months, we may need to raise additional funding sooner in order to support growth, develop new or enhance existing products and services, respond to competitive pressures, acquire complementary businesses or take advantage of unanticipated opportunities. Failure to raise these funds may:

     -    restrict  our  growth;
     -    limit  our  development  of  new  products  and  services;  and
     -    hinder  our  ability  to  compete.

Any of these consequences would have a material adverse effect on our business, results of operations and financial condition.

WE  MAY  BE  LIABLE  FOR  DEFECTS  OR  ERRORS  IN  THE  SOLUTIONS  WE  DEVELOP.

Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

     -    delayed  or  lost  client  revenues;
     -    adverse  customer  reaction  toward  Logisoft;
     -    negative  publicity;
     -    additional  expenditures  to  correct  the  problem;  and
     -    claims  against  us.

Although the Company carries professional liability insurance, such coverage may not be adequate to cover the Company for all losses that may be incurred.

IF WE FAIL TO MEET OUR CLIENTS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS.

Many of our projects are complex and critical to our clients. As a result, if we fail or are unable to meet a client's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that client or others. If we fail to perform adequately on a project, a client could sue us for economic damages.

WE DEPEND ON INTELLECTUAL PROPERTY, WHICH MAY BE DIFFICULT TO PROTECT. THIS COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

Our success depends, in part, upon our intellectual property rights. We do not have any patents or patent applications pending although we are investigating the possibility of patenting certain aspects of our global e-commerce platform. Because existing trade secret and copyright laws afford us only limited protection, third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may not be able to license those technologies on reasonable terms, or at all.

Generally, we develop software applications and Internet solutions involving web site design and programming for specific client engagements. We generally retain ownership of all source code, intermediate files created while producing final images, host-resident applications that may be used within a client's site to perform vital functions and other key aspects of Internet solutions. However, issues relating to ownership of and rights to use software applications and frameworks can be complicated. Accordingly, we may become involved in disputes that affect our ability to resell or reuse these applications and frameworks and we may be compelled to pay economic damages in these disputes.

THE DEVELOPING MARKET FOR STRATEGIC INTERNET SERVICES AND THE LEVEL OF ACCEPTANCE OF THE INTERNET AS A BUSINESS MEDIUM WILL AFFECT OUR BUSINESS.

The market for strategic Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our existing and future clients as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

     - the growth in consumer access to and acceptance of new interactive technologies such as the Internet;
     -    companies  adopting  Internet-based  business  models;  and
     - the development of technologies that facilitate two-way communication between companies and targeted audiences.

Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies.

Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. These predictions should not be relied upon. If the market for strategic Internet services fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business may not succeed and the value of your investment in our common stock will decline.

WE MAY NOT BE ABLE TO KEEP UP WITH THE CONTINUOUS TECHNOLOGICAL CHANGE IN OUR MARKET, WHICH COULD HARM OUR BUSINESS.

Our success will depend, in part, on our ability to respond to technological advances including development of Global Gateway(SM) to support globalization of e-business. We may not be successful in responding quickly, cost-effectively and sufficiently to these developments. Many of our competitors are larger than us and have significantly more financial resources to invest in advances in technology, products, engagement methodology and other areas central to the strategic Internet services. We will not be able to compete effectively if we are unable, for technical, financial or other reasons, to adapt in a timely manner in response to technological advances. In addition, employee time allocated to responding to technological advances will not be available for client engagements.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET WITH LOW BARRIERS TO ENTRY, WHICH COULD LIMIT OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

While the market for strategic Internet services is relatively new, it is already highly competitive and characterized by an increasing number of entrants (e-architects, consultants, payment processors, and others) that have introduced or developed products and services similar to those offered by us. In addition, there are relatively low barriers to entry into our business and the recent slowdown in corporate spending on IT projects will put added competitive pressure in our sector. We have no patents that would preclude or inhibit competitors from entering the strategic Internet services market. We believe that due to the low cost of entering our markets, competition will intensify and increase in the future. This intense competition may limit our ability to become profitable or result in the loss of market share. As a result, our competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect our business.

OUR COMPUTER PRODUCTS BUSINESS IS LARGELY DEPENDENT UPON RETAINING OUR MANUFACTURER AUTHORIZATIONS THAT ALLOW US TO SELL SOFTWARE TO EDUCATIONAL FACILITIES AT DISCOUNTED PRICING.

Since 1991, we have been accumulating authorizations from key software manufacturers that allow us to sell products to educational facilities at deep discounts. If we were to lose any of these authorizations, our ability to sell computer products to educational customers could be adversely impacted, which could have a similar impact on our sales, profitability and ability to expand within this business line. In addition, this business uses credit lines extended by software manufacturers and distributors, and the loss of any of these credit lines would limit our ability to meet customer demand, thereby reducing sales and profits.

OUR  BUSINESS  IS  SUBJECT  TO  U.S.  AND  FOREIGN  GOVERNMENT REGULATION OF THE
INTERNET.

State, local and federal governments in the U.S. and local and national governments in the European Union have recently passed legislation relating to the Internet. Because these laws are still being implemented, we are not certain how they will affect our business. This new legislation may indirectly affect us through its impact on our clients and potential clients. In addition, U. S. and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet. We cannot predict if, or how, any future legislation would impact our business, results of operations or financial condition.

YOU  MAY  ENCOUNTER  VOLATILITY  IN  THE  MARKET  PRICE  FOR  OUR  COMMON STOCK.

The trading price of our Common Stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to factors such as the following:

     -    actual  or  anticipated variations in quarterly results of operations;
     -    the  addition  or  loss  of  affiliates  or  providers;
     -    our  ability  to  hire  and  retain  employees;
     -    additions  or  departures  of  key  personnel;
     - announcements of technological innovations, new products or services by us or our competitors;
     - changes in financial estimates or recommendations by securities analysts;
     -    conditions  or  trends in the Internet and online commerce industries;
     - changes in the market valuations of other Internet or online service companies;
     - our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     -    sales  of  our  Common  Stock;
     - expiration of restrictions to public trading of certain outstanding shares of our stock;
     -    general  market  conditions;  and
     -    other  events  or  factors,  many  of  which  are  beyond our control.

In addition, the stock market in general, and the NASDAQ National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. While trading prices of the stocks of many technology companies are at or near historical lows for the past year, many still reflect price-earnings ratios substantially above historical levels or are not profitable. These trading prices and price-earnings ratios may not be sustained.

Further, the existing market for our Common Stock has been characterized by low volumes and may not be sustained. In such circumstances, it may be difficult for shareholders to sell shares of our Common Stock at a price that is attractive. Also, if the market price of our Common Stock significantly decreases, one or more of our investors may file a claim against us for a refund of their investment or for other damages. These types of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, results of operations and financial condition.

Logisoft stockholders may be exposed to risks inherent in our business. The value of such an investment may increase or decline and could result in a loss.

ITEM  7     FINANCIAL  STATEMENTS

                                 LOGISOFT CORP.
                                 --------------

             INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


  Report of Independent Accountants . . . . . . . . . . . . . . . . . . .  30


  Combined and Consolidated Balance Sheets. . . . . . . . . . . . . . . .  31


  Combined and Consolidated Statements of Operations. . . . . . . . . . .  32


  Combined and Consolidated Statements of Changes in Stockholders' Equity  33


  Combined and Consolidated Statements of Cash Flows. . . . . . . . . . .  34


  Notes to Combined and Consolidated Financial Statements . . . . . . . .  35

                                                                February 8, 2001
                                             (except for the last two paragraphs
                                             of  Note 12 as to which the date is
                                             March  30,2001)

REPORT  OF  INDEPENDENT  ACCOUNTANTS


     To  the  Board  of  Directors  and  Stockholders  of  Logisoft  Corp.  and
Subsidiaries:

We have audited the combined and consolidated balance sheets of Logisoft Corp. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related combined and consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logisoft Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows in each of the three years in the period ended December 31, 2000 in conformity with U.S. generally accepted accounting principles.


/s/  Bonadio & Co., LLP

Rochester,  NY

                           LOGISOFT CORP. AND SUBSIDIARIES
                           -------------------------------

                      COMBINED AND CONSOLIDATED BALANCE SHEETS
                      ----------------------------------------


                                                                    December 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------  ------------
                                       ASSETS
                                       ------

CURRENT ASSETS:
  Cash and cash equivalents                                  $   59,550   $ 1,003,120
  Short-term investments                                              -     2,107,799
  Accounts receivable, net of allowance of $12,600 in 2000    1,003,495       590,723
  Note receivable                                                     -       240,000
  Loan receivable - officer                                       6,909       226,331
  Unbilled revenue                                               12,000        83,660
  Inventory                                                       6,542        56,209
  Prepaid expenses and other current assets                       4,884       209,451
  Deferred tax asset                                             37,640        34,000
                                                             -----------  ------------

      Total current assets                                    1,131,020     4,551,293

PROPERTY AND EQUIPMENT, net                                     367,041     1,072,076
INTANGIBLE ASSETS, net                                           11,424     1,823,465
OTHER ASSETS                                                          -        60,784
                                                             -----------  ------------

                                                             $1,509,485   $ 7,507,618
                                                             ===========  ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Line-of-credit                                             $  350,000   $         -
  Current portion of long-term debt                               9,428       100,110
  Note payable - officer                                         12,000             -
  Accounts payable                                              628,000       847,895
  Accrued expenses and other current liabilities                389,529       484,229
  Advanced billings                                              14,800       145,311
                                                             -----------  ------------

      Total current liabilities                               1,403,757     1,577,545

LONG-TERM DEBT, net of current portion                          199,736       362,635

DEFERRED TAX LIABILITY                                           19,354        40,000
                                                             -----------  ------------

      Total liabilities                                       1,622,847     1,980,180
                                                             -----------  ------------

MINORITY INTEREST                                                 1,002             -
                                                             -----------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $2.75 par value, 2,000,000
    shares authorized, no shares issued                               -             -
  Common stock, $.0001 par value, 60,000,000
    shares authorized, 12,000,000 and 30,958,875
    shares issued and outstanding, respectively                   1,200         3,096
  Additional paid-in-capital                                    264,550     8,788,899
  Notes receivable (warrant exercise)                                 -      (350,000)
  Accumulated deficit                                          (379,112)   (2,914,557)
                                                             -----------  ------------

                                                               (113,362)    5,527,438
  Less:  Minority interest                                       (1,002)            -
                                                             -----------  ------------

      Total stockholders' equity                               (114,364)    5,527,438
                                                             -----------  ------------

                                                             $1,509,485   $ 7,507,618
                                                             ===========  ============


        The accompanying notes are an integral part of these statements.

                           LOGISOFT CORP. AND SUBSIDIARIES
                           -------------------------------

                 COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                 --------------------------------------------------


                                                       Year Ended December 31,
                                               --------------------------------------
                                                  1998         1999          2000
                                               -----------  -----------  ------------

REVENUE:
  E-commerce/retail                            $2,671,593   $3,668,069   $ 4,559,993
  Strategic Internet services                     216,776      614,098     1,643,958
                                               -----------  -----------  ------------

    Total revenue                               2,888,369    4,282,167     6,203,951
                                               -----------  -----------  ------------

COST OF REVENUE:
  E-commerce/retail                             2,292,412    3,195,703     3,952,025
  Strategic Internet services                     169,119      332,967       913,337
                                               -----------  -----------  ------------

    Total cost of revenue                       2,461,531    3,528,670     4,865,362
                                               -----------  -----------  ------------

      Gross profit                                426,838      753,497     1,338,589
                                               -----------  -----------  ------------

OPERATING EXPENSES:
    Sales and marketing                           188,425      306,237     1,523,645
    General and administrative                    213,002      623,876     1,754,122
    Research/product development                        -            -       123,255
    Bad debt provision                                  -            -       101,583
    Stock based compensation                            -      150,000        43,395
    Depreciation                                   18,811       22,657       115,449
    Amortization                                      342          757       339,991
                                               -----------  -----------  ------------

      Total operating expenses                    420,580    1,103,527     4,001,440
                                               -----------  -----------  ------------

      Income (loss) from operations                 6,258     (350,030)   (2,662,851)
                                               -----------  -----------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                                (17,481)     (34,030)      (40,544)
  Interest income                                       -            -       189,257
  Other                                             5,901           35        (7,414)
                                               -----------  -----------  ------------

                                                  (11,580)     (33,995)      141,299
                                               -----------  -----------  ------------

      Income (loss) before income taxes
        and minority interest                      (5,322)    (384,025)   (2,521,552)

INCOME TAXES                                       (6,821)      (5,989)      (13,893)
                                               -----------  -----------  ------------

      Income (loss) before minority interest      (12,143)    (390,014)   (2,535,445)

MINORITY INTEREST                                  18,672       96,926         1,002
                                               -----------  -----------  ------------

NET INCOME (LOSS)                              $    6,529   $ (293,088)  $(2,534,443)
                                               ===========  ===========  ============

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                          $        -   $    (0.03)  $     (0.09)
                                               ===========  ===========  ============

        The accompanying notes are an integral part of these statements.

                                             LOGISOFT CORP. AND SUBSIDIARIES
                                             -------------------------------

                             COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             -----------------------------------------------------------------------


                                                                                      Notes       Retained
                                                                                    Receivable-   Earnings
                                                     Common Stock        Paid-in     Warrant    (Accumulated   Minority
                                                    Shares    Amount     Capital     Exercise     Deficit)     Interest
                                                  ----------  -------  -----------  ----------  ------------  ----------
BALANCE, December 31, 1997                         7,500,000  $   750  $        -   $       -   $    23,045   $       -

  Issuance of founders shares (November, 1998)     3,926,250      393        (393)          -             -           -

  Sale of shares (December, 1998)                    225,000       22      99,978           -             -           -

  Minority interest in sale of shares                      -        -           -           -             -     (44,000)

  Net income (loss)                                        -        -           -           -       (12,143)     18,672
                                                  ----------  -------  -----------  ----------  ------------  ----------

BALANCE, December 31, 1998                        11,651,250    1,165      99,585           -        10,902     (25,328)

  Sale of shares (January, 1999)                      11,250        1      14,999           -             -           -

  Issuance of shares for services                    337,500       34     149,966           -             -           -

  Minority interest in issuance of shares                  -        -           -           -             -     (72,600)

  Net income (loss)                                        -        -           -           -      (390,014)     96,926
                                                  ----------  -------  -----------  ----------  ------------  ----------

BALANCE, December 31, 1999                        12,000,000    1,200     264,550           -      (379,112)     (1,002)

  Issuance of shares in merger                    18,434,553    1,844   6,218,156           -             -           -

  Stock issuance costs                                     -        -    (240,650)          -             -           -

  Acquisition of eStorefronts minority interest            -        -   1,980,000           -             -           -

  Exercise of warrants to purchase common stock      520,000       52     519,948    (350,000)            -           -

  Other stock issuances                                4,322        -       3,500           -             -           -

  Stock based compensation                                 -        -      43,395           -             -           -

  Net income (loss)                                        -        -           -           -    (2,535,445)      1,002
                                                  ----------  -------  -----------  ----------  ------------  ----------

BALANCE, December 31, 2000                        30,958,875  $ 3,096  $8,788,899   $(350,000)  $(2,914,557)  $       -
                                                  ==========  =======  ===========  ==========  ============  ==========


                                                     Total
                                                  ------------
BALANCE, December 31, 1997                        $    23,795

  Issuance of founders shares (November, 1998)              -

  Sale of shares (December, 1998)                     100,000

  Minority interest in sale of shares                 (44,000)

  Net income (loss)                                     6,529
                                                  ------------

BALANCE, December 31, 1998                             86,324

  Sale of shares (January, 1999)                       15,000

  Issuance of shares for services                     150,000

  Minority interest in issuance of shares             (72,600)

  Net income (loss)                                  (293,088)
                                                  ------------

BALANCE, December 31, 1999                           (114,364)

  Issuance of shares in merger                      6,220,000

  Stock issuance costs                               (240,650)

  Acquisition of eStorefronts minority interest     1,980,000

  Exercise of warrants to purchase common stock       170,000

  Other stock issuances                                 3,500

  Stock based compensation                             43,395

  Net income (loss)                                (2,534,443)
                                                  ------------

BALANCE, December 31, 2000                        $ 5,527,438
                                                  ============

        The accompanying notes are an integral part of these statements.

                               LOGISOFT CORP. AND SUBSIDIARIES
                               -------------------------------

                     COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------------------


                                                             Year Ended December 31,
                                                         -----------------------------------
                                                           1998        1999         2000
                                                         ---------  ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  6,529   $(293,088)  $(2,534,443)
  Adjustments to reconcile net income (loss) to
    net cash flow from operating activities:
    Minority interest                                     (18,672)    (96,926)       (1,002)
    Depreciation and amortization                          19,153      23,414       455,440
    Bad debt provision                                          -           -       101,583
    Deferred taxes                                         (2,577)    (28,132)       24,286
    Stock based compensation                                    -     150,000        43,395
    Other non-cash charges                                      -           -        31,468
    Changes in:
      Accounts receivable                                  16,370    (758,348)      311,189
      Inventory                                            (2,213)       (368)      (49,667)
      Prepaid expenses and other current assets             9,333      (2,960)     (204,567)
      Unbilled revenues, net of advanced billings           2,100         700      (141,149)
      Accounts payable                                     71,663     306,659       219,895
      Accrued expenses and other current liabilities          157     373,868        64,700
                                                         ---------  ----------  ------------

        Net cash flow from operating activities           101,843    (325,181)   (1,678,872)
                                                         ---------  ----------  ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash received from notes receivable - officer                 -       2,842         7,473
  Loans to officer                                              -           -      (226,895)
  Other assets                                                  -           -       (60,784)
  Purchases of short-term investments                           -           -    (3,607,799)
  Sale of short-term investments                                -           -     1,500,000
  Increase in intangible assets                              (900)     (6,000)            -
  Purchases of property and equipment                     (64,071)    (61,046)     (528,184)
                                                         ---------  ----------  ------------

        Net cash flow from investing activities           (64,971)    (64,204)   (2,916,189)
                                                         ---------  ----------  ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on line-of-credit, net           20,000     330,000      (350,000)
  Repayment of long-term debt                              (6,918)    (13,873)      (38,719)
  Collections of note receivable                                -           -       480,000
  Proceeds from note payable - officer                          -      12,000             -
  Repayments of note payable - officer                    (45,836)          -       (12,000)
  Proceeds from sale of stock and exercise of warrants    100,000      15,000     5,670,000
  Payment of stock transaction costs                            -           -      (210,650)
                                                         ---------  ----------  ------------

        Net cash flow from financing activities            67,246     343,127     5,538,631
                                                         ---------  ----------  ------------

CHANGE IN CASH AND CASH EQUIVALENTS                       104,118     (46,258)      943,570

CASH AND CASH EQUIVALENTS  - beginning of year              1,690     105,808        59,550
                                                         ---------  ----------  ------------

CASH AND CASH EQUIVALENTS - end of year                  $105,808   $  59,550   $ 1,003,120
                                                         =========  ==========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash interest paid                                     $ 16,762   $  32,482   $    38,244
                                                         =========  ==========  ============

  Cash taxes paid                                        $ 12,022   $  10,945   $    33,607
                                                         =========  ==========  ============

        The accompanying notes are an integral part of these statements.

                         LOGISOFT CORP. AND SUBSIDIARIES
                         -------------------------------

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------------------


(1)      Description  of  Business
         -------------------------

         The combined and consolidated financial statements include Logisoft Corp., Logisoft Computer Products Corp. (LCP), formerly known as Logisoft Corp., and eStorefronts.net Corp. (eStorefronts). The shareholders of LCP owned 56% of the shares of eStorefronts through March 10, 2000, when LCP and eStorefronts shares were exchanged in transactions with Logisoft Corp., formerly known as Reconversion Technologies, Inc. (Logisoft or the Company), as discussed below. As a result of these transactions, LCP and eStorefronts are wholly-owned subsidiaries of Logisoft.

         Business  -

         Logisoft Corp. (OTC BB:LGST), is a full spectrum Internet service company specializing in globalization. Logisoft creates global and localized Internet solutions for companies which require a sophisticated, total approach involving business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. Additionally, Logisoft develops and operates a variety of e-commerce/retail businesses through its subsidiaries and through strategic partnerships that leverage its knowledge of technology, e-commerce and Internet marketing. Logisoft is headquartered in Rochester, NY.

         Logisoft operates its business through its two wholly-owned subsidiaries, eStorefronts, which contains the Company's strategic Internet services ("Logisoft Interactive" or "LGI") and e-commerce partner site activities and LCP, which encompasses the Computer Products division.

         The Company's global e-business solutions provide comprehensive, sophisticated Internet capabilities to both traditional and pure e-business companies. Logisoft Interactive provides up-front planning with its strategic consulting services, custom front-end architecture and web site development as well as comprehensive back end support upon web site completion. LGI's competitive advantage is its focus on supporting globalizaton of e-business through its proprietary e-commerce solution, Global Gateway(SM).

         LGI's goal is to become a best in class provider of Internet globalization services for top tier companies, through Global Gateway(SM). LGI's globalization services include:

         -    e-commerce  in  multiple  currencies
         -    Processing  of  all  taxes,  duties  and  tariffs
         -    Site  localization
         -    Automated  customer  services
         -    Logistics  support
         -    Cultural  assessment
         -    Micromarketing  by  country
         -    Legacy  system  integration
         -    Custom  statistical  analysis

         LCP was founded in 1989 as a software and hardware provider to corporate customers and educational entities such as universities and school districts. LCP has grown consistently for the past 10 years and is being migrated to an Internet-based sales platform.

         In 1996, LCP launched its Internet division. In 1999, LGI completed its development of a proprietary e-commerce platform, which has been developed into Global Gateway(SM) 3.1, which enables it to roll out turn-key domestic and international web sites.

         eStorefronts partners with traditional and pure web-based businesses to take those businesses to the Internet through partner sites. eStorefronts participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

         Merger  Transactions  -

         On March 10, 2000, LCP was acquired by Reconversion Technologies, Inc. (now known as Logisoft Corp.), a public shell company registered in Delaware, in a reverse triangular merger, in which the shareholders of LCP received 7,500,000 shares of Logisoft for all of the outstanding common stock of LCP. For accounting purposes, this transaction has been recorded as an issuance of stock by LCP in exchange for the assets of Logisoft. At the time of acquisition, Reconversion Technologies, Inc. had no operations and its assets consisted of $5,500,000 in cash and a note receivable for $720,000. Effective May 1, 2000, Reconversion Technologies, Inc. changed its name to Logisoft Corp. and its ticker symbol to 'LGST' to better reflect its new direction.

         Consistent with the accounting for this transaction as an issuance of shares by LCP for the assets of Logisoft, the historical financial statements of LCP replace those of the legal issuer, Logisoft, and the assets and activity of Logisoft are included in the consolidated financial statements of the Company from March 10, 2000. The Company has maintained LCP's December 31 fiscal year end. The Company's fiscal year end prior to the merger transactions was June 30.

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

         In connection with the merger transactions, shareholders owning 50.4% of the Company including the LCP shareholders, certain eStorefronts shareholders and other investors entered into voting agreements. The agreements are effective for two years from the date of the reverse merger transaction and require the parties to vote to maintain the number of directors of the Company at four and to vote for the two candidates for board of directors seats nominated by (1) the former LCP shareholders and (2) certain investors in the 5,500,000 shares issued on March 9, 2000. In addition, the principal pre-transaction shareholders of LCP and eStorefronts occupy the key executive management positions of the Company.

         On March 7, 2000, Logisoft entered into an agreement for the sale of Keystone Laboratories, Inc. (Keystone), a drug screening and confirmatory testing laboratory business, to its former president for a $720,000 promissory note. Keystone's business was operated in the normal course up to the time of its sale and was the Company's only operating business at that time. This sale was a condition precedent to completing the transactions with LCP and eStorefronts.

(2)      Basis  and  Presentation  of  Financial  Statements
         ---------------------------------------------------

         Principles  of  Combination  and  Consolidation  -

         The combined balance sheet as of December 31, 1999 and the combined statements of operations and cash flows for the years ended December 31, 1999 and 1998 include the historical combined financial statements of LCP and eStorefronts giving effect to the 44% minority interest in eStorefronts. The consolidated financial statements as of and for the year ended December 31, 2000 include the historical combined accounts of LCP and eStorefronts for the period from January 1, 2000 through March 9, 2000 and reflect the issuance of stock for the assets of Logisoft and the acquisition of the minority interest in eStorefronts on March 10, 2000. Accordingly, net loss for the year ended December 31, 2000 includes 56% of the eStorefronts operations through March 9, 2000 and 100% thereafter. The $5,500,000 in cash and the $720,000 note receivable are recorded as proceeds from the issuance of 18,434,553 shares on March 10, 2000.

         All significant intercompany accounts and transactions have been eliminated.

         Revenue  Recognition  -

         Revenue from uncollateralized e-commerce/retail sales is recognized upon passage of title of the related goods to the customer.

         Strategic Internet services revenue is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts at the applicable billing rates.

         Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted to accounts receivable within 90 days. Advanced billings represent amounts billed or cash received in advance of services performed or costs incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified.

         Costs  of  Revenue  -

         Cost of revenue for the e-commerce/retail business is comprised primarily of the purchased cost of products sold and related shipping expense.

         Cost of revenue for strategic Internet services consists primarily of project personnel costs such as salaries, employee benefits, training and incentive compensation of billable employees and the cost of any third-party hardware, software or services included in an Internet solution.

         Sales  and  Marketing  -

         Sales and marketing expenses include advertising, brand name promotions, lead-generation activities as well as salaries, employee benefits, and incentive compensation of personnel in these functions.

         General  and  Administrative  -

         General and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of personnel responsible for administrative, accounting, legal, human resources functions, the costs of the Company's facilities, accounting, legal, insurance, investor relations and other general and administrative activities.

         Research/Product  Development  Costs  -

         Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". This statement requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. During the fourth quarter of 2000, the Company capitalized $25,000 of costs related to the development of Global Gateway(SM) and the Logisoft World Tax Tag for ColdFusion in accordance with SFAS No. 86. These costs will be amortized over the estimated life of the products beginning at the time of the release of the product to customers, which is expected in 2001 for both products. The capitalized cost of $25,000 is included in other assets on the accompanying balance sheet as of December 31, 2000.

         Expenses  relating  to  research  are  expensed  as  incurred.

         Cash  and  Cash  Equivalents  -

         The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains its cash in bank demand deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Short-Term  Investments  -

         Short-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices. The cost of debt securities available-for-sale are adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Unrealized gains and losses are reported as a component of stockholders' equity. Realized and unrealized gains and losses from available for sale securities were not material for any year presented.

         Inventory  -

         Inventory consists of goods held for sale. Inventory is stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

         Property  and  Equipment  -

         Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

              Buildings and improvements         40 years
              Leasehold  improvements            7 years or term of lease, if
                                                 shorter
              Computers and office equipment     3 - 7  years
              Software                           1 - 5  years
              Furniture  and  fixtures           7 - 10 years

         Computers and office equipment includes the Company's computer network, computers and general office equipment. Software includes the capitalized cost of the Company's web site and accounting and project management software that was purchased and implemented during 2000.

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

         The Company reviews quarterly its property and equipment in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. The Company has not recognized a loss on the impairment of assets in the accompanying financial statements.

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

         The carrying value of goodwill and other intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates goodwill or other intangibles will not be recoverable, as determined based on future expected cash flows or other fair value determinations, the Company's carrying value of the goodwill or other intangibles are reduced to fair value.

         Advertising  Costs  -

         The Company expenses advertising costs as incurred. The Company recorded advertising expense of $7,800, $6,500 and $88,177 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Income  Taxes  -

         The Company has applied the asset and liability approach for financial accounting and reporting purposes for income taxes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

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

         Basic  and  Diluted  Net  Income  (Loss)  per  Common  Share  -

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

         Weighted average common shares outstanding are as follows for the years ended December 31:

                                              1998        1999        2000
                                            ---------  ----------  ----------
               Weighted average shares
                 Basic and diluted          7,913,486  10,047,925  26,873,284

                 Potential dilutive shares          -           -      40,855
                                            ---------  ----------  ----------

                 Adjusted weighted
                average shares              7,913,486  10,047,925  26,914,139
                                            =========  ==========  ==========

         Potentially dilutive shares for the year ended December 31, 2000 have been excluded from weighted average shares used to compute net loss per share as they would have been antidilutive due to the net loss reported by the Company.

         Fair  Value  of  Financial  Instruments  -

         The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

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

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions in FIN 44 are applicable to specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material effect on the Company's financial position or results of operations.

         Estimates  -

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions used in the accompanying combined and consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

(3)      Acquisition  of  e-tailing  Assets  and  Rights
         -----------------------------------------------

         On July 1, 2000, Logisoft purchased certain e-tailing assets and rights of Sentry Group (Sentry) related to the sale of safes and related products on-line. This transaction was completed by eStorefronts, the Company's e-commerce partnerships division and is operated under the name Safesmith.com(SM). Under the contract with Sentry, Logisoft must provide $200,000 of strategic Internet services to Sentry over the 18 months following July 1, 2000. Revenue is recognized as these services are delivered to Sentry. During 2000, $157,000 of revenue was recognized from the delivery of services as required under this contract. At December 31, 2000, the Company's remaining obligation to provide services to Sentry is $43,000, which is included in advanced billings in the accompanying financial statements.

         Additionally, Sentry agreed to provide Logisoft with its initial safe inventory requirements to operate the new security site at manufactured cost plus 10% for up to $200,000 of product at Sentry's manufactured cost for product to be delivered to Logisoft by February 2001.

(4)      Short-Term  Investments
         -----------------------

         Short-term  investments  consist of the following at December 31, 2000:

            Corporate bonds                                   $1,000,000
            Commercial paper                                     993,692
            Investment in Avenel Ventures, Inc. Common Stock     100,000
            Other                                                 14,107
                                                              ----------

                                                              $2,107,799
                                                              ==========

         The market value of the Company's investments approximated their cost at December 31, 2000.

         In October 2000, the Company purchased 200,000 shares in Avenel Ventures ("Avenel") for $100,000. At December 31, 2000, Avenel was the beneficial owner of 380,000 shares of Logisoft stock. In November 2000, Avenel entered into agreements to merge with eResource Capital Group
         (RCG), an AMEX listed technology holding company. The Company's shares in Avenel converted to 200,000 shares of RCG stock upon closing of the Avenel / RCG merger in February 2001.

(5)      Loan  Receivable  -  Officer
         ----------------------------

          In July 2000, the Company entered into a bridge loan with the former Chief Executive Officer of the Company, related to the purchase of the officer's principal residence. The residence and 533,000 shares of Company stock collateralize the amount loaned of $226,895. During the term of the loan, monthly payments of $1,647, including interest at 8.25%, are due, with a balloon payment due on January 17, 2001. Subsequent to year end, $83,000 of this loan was repaid. The borrower is delinquent on the payment of the remaining balance, approximately $145,000, and in default of the loan. The Company has commenced proceedings to recover the remaining amounts due, including accrued interest, through liquidation of the collateral supporting the loan.


          At December 31, 1999 the Company had $6,909 due from an officer which was repaid in full in 2000.


(6)      Inventory
         ---------

          Inventory  consists  of  the  following  at  December  31:


                                                       1999     2000
                                                      ------  --------

          Goods held for resale                       $6,542  $63,409

          Less: Reserve against goods held for resale      -   (7,200)
                                                      ------  --------

                                                      $6,542  $56,209
                                                      ======  ========

(7)      Prepaid  Expenses  and  Other  Current  Assets
         ----------------------------------------------

         Prepaid expenses and other current assets consist of the following at December 31:


                                   1999     2000
                                  ------  --------

           Marketing/trade-shows  $    -  $ 63,864
           Income tax receivable       -    32,744
           Insurance                   -    30,985
           Rent                        -    23,828
           Deposits                    -    10,000
           Software support            -    13,340
           Recruiting costs            -     6,492
           Other                   4,884    28,198
                                  ------  --------

                                  $4,884  $209,451
                                  ======  ========

(8)      Property  and  Equipment
         ------------------------

         Property  and  equipment  consists  of  the  following  at December 31:


                                              1999        2000
                                           ----------  -----------

          Land, building and improvements  $ 290,531   $  292,945
          Leasehold improvements                   -       29,193
          Computer and office equipment      163,946      660,171
          Software                                 -      122,631
          Furniture and fixtures              16,584      186,605
                                           ----------  -----------
                                             471,061    1,291,545
          Less: Accumulated depreciation
            and amortization                (104,020)    (219,469)
                                           ----------  -----------
                                           $ 367,041   $1,072,076
                                           ==========  ===========


          The Company has approximately $310,000 of property and equipment held under capital lease arrangements at December 31, 2000. Accumulated amortization of approximately $28,000 related to these leases has been recognized at December 31, 2000. Amortization of the assets recorded under capital lease obligations is included in depreciation expense in the accompanying financial statements.


          In the third quarter of 2000, the Company completed the development of its own web site. Certain costs, totaling $12,000, have been capitalized in accordance with EITF 00-2 and are included as software in these financial statements. These costs are being amortized over the estimated useful life of one year.


(9)      Intangible  Assets
         ------------------

         Intangible  assets  consist  of  the  following  at  December  31:


                                            1999       2000
                                          --------  -----------

          Goodwill                        $     -   $2,180,000
          Deferred financing costs          7,147        7,147
          Prepaid licensing fees            6,000        6,000
                                          --------  -----------

                                           13,147    2,193,147

          Less: Goodwill adjustment             -      (27,968)
          Less: Accumulated amortization   (1,723)    (341,714)
                                          --------  -----------

                                          $11,424   $1,823,465
                                          ========  ===========

         Goodwill of $1,980,000 relating to the purchase of the 44% minority interest in eStorefronts is being amortized over five years.

         The $200,000 cost of purchasing certain e-tailing assets and rights from Sentry Group was capitalized as goodwill and is being amortized over the estimated useful life of five years. Sentry Group agreed to supply Safesmith.com(SM)'s initial inventory at manufactured cost plus 10% up to $200,000 of manufactured cost for product to be delivered to Logisoft by February 2001. Goodwill is also reduced for the difference between the initial inventory purchases at cost plus 10% and the normal negotiated pricing of product from Sentry to Safesmith.com(SM) applicable after the initial inventory orders. The reduction of goodwill relating to these purchases was $27,968 for the year ended December 31, 2000.

(10)     Other  Assets
         -------------

         Other  assets  consist  of  the  following  at  December  31:


                                      1999    2000
                                      -----  -------

          Deposits on office space    $   -  $35,784
          Capitalized software costs      -   25,000
                                      -----  -------

                                      $   -  $60,784
                                      =====  =======


(11)     Accrued  Expenses
         -----------------

         Accrued  expenses  consists  of  the  following  at  December  31:


                                                     1999      2000
                                                   --------  --------

          Payroll and related                      $ 54,794  $ 87,258
          Vacation                                    8,579    77,929
          Legal and accounting                            -    53,500
          Provision for restructuring                     -    45,000
          Stock transaction costs                         -    30,000
          Bonuses                                   298,207    25,000
          Provision to straight-line rent expense         -    21,130
          Income taxes                               20,844     3,070
          Other                                       7,105   141,342
                                                   --------  --------

                                                   $389,529  $484,229
                                                   ========  ========

(12)     Financing  Arrangements
         -----------------------

         Long-Term  Debt  -

         Long-term  debt  consists  of  the  following  at  December  31:


                                                             1999        2000
                                                           ---------  ----------


            Mortgage payable to a bank in monthly
            installments of $1,751, including interest at
            7.96% through October 2015 collateralized by
            the building.                                  $198,154   $ 188,503

            Capital lease obligation payable in monthly
            installments of $5,236, including interest at
            prime plus 1.0% through October 2003
            collateralized by the related equipment.              -     157,269

            Capital lease obligation payable in monthly
            installments of $4,199, including interest at
            prime plus .5% through June 2003
            collateralized by the related equipment.              -     111,041

            Capital lease obligation payable in monthly
            installments of $367, including interest at
            7.00% through June 2002.                         11,010       5,932
                                                           ---------  ----------

                                                            209,164     462,745

            Less: Current portion                            (9,428)   (100,110)
                                                           ---------  ----------

                                                           $199,736   $ 362,635
                                                           =========  ==========

         In June 2000, the Company entered into a three year lease on furniture and computer equipment for $131,205. The lease transfers title of these assets to the Company at the end of the lease term. Accordingly, it is being accounted for as a capital lease. The interest rate on this lease at December 31, 2000 was 9.5%.

         Also, in September 2000, the Company entered into a three year lease on furniture and computer equipment for $161,095. The lease transfers title of these assets to the Company at the end of the lease term. Accordingly, it is being accounted for as a capital lease. The interest rate on this lease at December 31, 2000 was 10.0%.

         Subsequent to year end, the Company received a commitment from a bank to refinance these leases, extending the term to five years.

         Future maturities of the mortgage payable and capital leases are as follows at December 31, 2000:


                                                        Capital
                                            Mortgage    Leases      Total
                                            ---------  ---------  ---------

                2001 . . . . . . . . . . .  $   6,235  $117,619   $123,854
                2002 . . . . . . . . . . .      6,750   115,050    121,800
                2003 . . . . . . . . . . .      7,307    82,788     90,095
                2004 . . . . . . . . . . .      7,910         -      7,910
                2005 . . . . . . . . . . .      8,564         -      8,564
                Thereafter . . . . . . . .    151,737         -    151,737
                                            ---------  ---------  ---------

                                              188,503    315,457   503,960

                Less:  Interest portion             -   (41,215)   (41,215)
                                            ---------  ---------  ---------

                                            $ 188,503  $ 274,242  $462,745
                                            =========  =========  =========

         Line-of-Credit  -

          The Company may borrow up to $500,000 under the terms of an annually renewable working capital line-of-credit agreement. Amounts borrowed bear interest at the prime rate plus 1% (10.0% at December 31, 2000) and are collateralized by all assets of the Company. There were no amounts outstanding at December 31, 2000. Subsequent to year-end, the Company terminated its line-of-credit agreement. At December 31, 1999, there was $350,000 outstanding under the terms of a similar line-of-credit agreement.


         Debt  Covenants  -

          Certain of the financing arrangements require the Company to maintain certain financial covenants and a minimum investment to be held by the bank of $1,000,000. The Company is in compliance with these covenants at December 31, 2000. Subsequent to year-end, the Company received a commitment to refinance its capital leases, reducing the cash collateral amount to $250,000.



(13)     Stockholder's  Equity
         ---------------------

         Equity  Transactions  -

         All equity transactions have been retroactively restated to reflect the exchange ratios from the March 10, 2000 merger transactions.

         Year  ended  December  31,  1998  -

         During 1998, eStorefronts was formed. In connection with the formation, 3,926,250 common shares were issued to the founders of eStorefronts. Subsequently, eStorefronts sold 225,000 common shares for $100,000.

         Year  ended  December  31,  1999

         eStorefronts sold 11,250 common shares for $15,000 in January 1999 and issued 337,500 common shares valued at $150,000 to individuals for services rendered.

         Year  ended  December  31,  2000

         As described in Note 1, LCP and eStorefronts entered into merger transactions with Logisoft on March 10, 2000. For accounting purposes, these transactions have been reflected as an issuance of 18,434,553 common shares by LCP in exchange for the assets of Logisoft and the purchase of the 44% minority interest in eStorefronts. Stock issuance costs of $240,650 related to the merger transactions and funding, have been recorded as a reduction of paid-in capital. These costs relate primarily to investment banking fees and accounting and legal consulting required to complete the merger transactions and related regulatory filings.

         In addition, warrants for the purchase of 520,000 shares of the Company's common stock were exercised, as discussed below.

         Warrants  -

         On November 13, 1997, the Company's Disclosure Statement and Plan of Reorganization (the Plan) was confirmed. In connection with the Plan, Logisoft issued the following warrants to purchase the Company's common stock:

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

         Subsequent to the merger transactions, 520,000 additional Class A warrants were exercised. The remaining Class A and B warrants expired on June 7, 2000. Non-interest bearing promissory notes were executed with three investors related to the exercise of 350,000 Class A warrants. The amounts due under these promissory notes were due on December 9, 2000. In November 2000, the Company's Board of Directors extended the due date of these notes until December 9, 2001. In accordance with EITF 85-1, these notes have been recorded as a reduction of equity.

         The 2,750,000 Class C warrants expired on December 7, 2000. At December 31, 2000, no warrants were outstanding.

         Preferred  Stock  -

         The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 1999 and 2000, no preferred stock was issued or outstanding.

         A 6% cumulative dividend is payable quarterly to stockholders of record in the last day of the month prior to the dividend date. The Series A stock has a liquidation preference over the Company's common stock as well as any other classes of stock established by the Company.

         Stock  Option  Plan  -

         In April 2000, the Company adopted its 2000 Stock Option Plan (the "Plan") and the Company's Board of Directors approved the same. The Plan is subject to approval by the Company's stockholders. The Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel of the Company. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the Common Stock of the Company, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan.

         Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options". The Company expects that most options granted pursuant to the Plan will be subject to vesting over a three or four year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of the Company. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan have a maximum term of up to ten (10) years.

         The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period after a change in control.

         A summary of stock option activity during the year ended December 31, 2000 is as follows:

                                                                     Weighted Average
                                                        Options       Exercise Price
                                                   -----------------  ---------------
         Granted                                          2,378,200   $          1.45
         Exercised                                                -                 -
         Forfeited                                         (554,750)             1.95
                                                   -----------------

         Outstanding at December 31, 2000                 1,823,450   $          1.30
                                                   =================  ===============

         Options exercisable at December 31, 2000            35,000   $          0.01
                                                   =================  ===============

         All stock options issued under the Plan vest ratably over a four-year period (25% per year) except for 455,500 options, which vest ratably each month over a 36 month period.

         The Company applies APB25 and related interpretations in accounting for the stock option plan. Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. The Company recognized $40,000 of stock compensation expense for the year ended December 31, 2000 relating to these options. The remaining stock compensation expense of $3,395 relates to stock options granted to individuals for services perfomed.

         Under the above model, the total value of stock options and rights to received stock granted in 2000 was $2,686,000. Had compensation expense for the Company's Plan been determined in accordance with the provisions of SFAS 123, based on the fair value at the grant date, the Company's net loss per share would have increased by the calculated expense of $299,000 to the pro-forma amounts indicated below:


                                                For the year ended
                                                December 31, 2000
                                               --------------------

         Net loss
             As reported                       $        (2,534,443)
             Pro forma                         $        (2,833,443)

         Basic and Diluted net loss per share
             As reported                       $             (0.09)
             Pro forma                         $             (0.10)

         The minimum value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions; dividend yield of 0%, expected volatility of 105%, risk free interest rate of 6%, expected life of 3 to 4 years, as appropriate.


         The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Number Outstanding  Weighted Average
                                     at December 31,       Remaining      Weighted Average
         Range of exercise prices          2000         Contractual Life  Exercise   Price
         -------------------------  ------------------  ----------------  ----------------
         0.01 to $1.00                         857,500              9.93             $0.38
         1.01 to $2.00                         492,500              9.49             $1.79
         2.01 to $2.51                         473,450              9.34             $2.46
                                     -----------------
                                             1,823,450
                                     =================

(14)     Income  Taxes
         -------------

         The components of the deferred tax asset (liability) are as follows at December 31:


                                                  1999         2000
                                               ----------  ------------

            Assets:
              Net operating loss carryforward  $  45,070   $ 6,074,000
              Accrued expenses                   117,640        34,000
                                               ----------  ------------

                                                 162,710     6,108,000
            Valuation allowance                 (125,070)   (6,074,000)
                                               ----------  ------------

                                                  37,640        34,000
                                               ----------  ------------

            Liabilities:
              Depreciation                       (19,354)      (40,000)
                                               ----------  ------------

                                               $  18,286   $    (6,000)
                                               ==========  ============

         At December 31, 1999 and 2000, a valuation allowance was provided for the portion of the deferred tax asset for which realization was not reasonably assured.

         The components of the benefit (provision) for income taxes consist of the following for the years ended December 31:


                                          1998      1999       2000
                                        --------  ---------  ---------

        Current:
          Federal                       $(6,129)  $(24,716)  $ 31,000
          State                          (3,269)    (9,405)   (20,607)
                                       --------  ---------  ---------

                                         (9,398)   (34,121)    10,393
                                        --------  ---------  ---------

        Deferred:
          Federal                         1,997     21,802    (20,643)
          State                             580      6,330     (3,643)
                                        --------  ---------  ---------

                                          2,577     28,132    (24,286)
                                        --------  ---------  ---------

                                        $(6,821)  $ (5,989)  $(13,893)
                                        ========  =========  =========

         A reconciliation of the federal statutory rate and the effective income tax rate is as follows for the years ended December 31:

                                                                                1998        1999        2000
                                                                              ---------  ----------  ----------
          Federal income tax benefit (provision) at the statutory rate (34%)  $  1,809   $ 130,569   $ 857,327
          State income taxes, net of federal benefit                               319      23,042     151,293
          Non-deductible amortization                                                -           -    (127,600)
          Other non-deductible expenses                                         (4,647)    (68,907)    (25,718)
          Change in valuation allowance                                        (17,014)   (108,056)   (792,131)
          Other                                                                 12,712      17,363     (77,064)
                                                                              ---------  ----------  ----------

                                                                              $ (6,821)  $  (5,989)  $ (13,893)
                                                                              =========  ==========  ==========

         The non-deductible expenses in 1999 relate primarily to compensation expense recorded for financial statement purposes related to stock grants made during the year. The non-deductible expenses, excluding amortization of goodwill, in the year 2000 relates to meals and entertainment and stock compensation expense.

         Also, due to the merger transactions, the Company will receive future benefits from Logisoft Corp.'s net operating loss carryforward. The increase in the valuation allowance as a result of including the net operating loss as a component of the deferred tax asset in these financial statements of $5,156,799 has not been included in the reconciliation of the effective tax rate. These net operating losses, totaling $12,300,000 begin to expire in 2005. The future annual use of the net operating loss deduction will be limited to the value of the Company, as defined by the Internal Revenue Code, on March 10, 2000 multiplied by the applicable federal rate (5.84%) due to the change in control that resulted from the merger as described above.

(15)     Commitments
         -----------

         In 2000, the Company entered into an agreement to lease office space under a non-cancelable lease arrangement. The future minimum lease payments required under this lease are as follows:

            2001. . . . . . . . . .  $187,701
            2002. . . . . . . . . .   207,092
            2003. . . . . . . . . .   215,532
            2004. . . . . . . . . .   215,532
            2005. . . . . . . . . .   215,532
            Thereafter. . . . . . .    71,844
                                   ----------

                                    1,113,233
                                   ==========

         Rent expense is being recognized on a straight-line basis over the term of this operating lease. The Company recognized rent expense of $136,512 during 2000.

(16)     Business  Segments
         ------------------

         The Company operates in two business segments: e-commerce/retail and strategic Internet services and a separate corporate services unit. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, strategic competencies and marketing strategies.

         A  summary  of  the  Company's  business  segments  are  as  follows:

                                                           Strategic
                                           e-commerce/     Internet
                                             Retail        Services     Corporate
                                          -------------  ------------  -----------
           Year ended December 31,2000:

           Revenue                        $  4,559,993   $ 1,643,958   $        -
           Income (loss) from operations      (214,798)   (1,835,625)    (612,428)
           Depreciation and amortization        60,164       382,791       12,485
           Identifiable assets               1,536,913     2,924,015    3,161,494
           Capital expenditures                 27,968       699,256       97,197

           Year ended December 31,1999:

           Revenue                        $  3,668,069   $   614,098   $        -
           Income (loss) from operations       122,208        20,470     (492,708)
           Depreciation and amortization         5,617         9,297        8,500
           Identifiable assets                 921,773       215,214      372,498
           Capital expenditures                 29,351        13,722       17,973

           Year ended December 31, 1998:

           Revenue                        $  2,671,593   $   216,776   $        -
           Income (loss) from operations       110,643       (96,885)      (7,500)
           Depreciation and amortization         6,357         5,296        7,500
           Identifiable assets                 258,811        67,153      378,991
           Capital expenditures                 20,125        37,120      144,442

         The operating results for strategic Internet services in the year ended December 31, 2000 include $319,000 of goodwill amortization related to the purchase of the minority interest in eStorefronts.

         The large increase in identifiable assets in the corporate and strategic Internet services segment as of December 31, 2000 is the result of the funding received in March 2000 and the related goodwill of $1,980,000 from the purchase of the 44% minority interest in eStorefronts.

         Corporate assets consist primarily of cash and cash equivalents, notes receivable arising from the March 2000 merger transactions and a loan receivable from a former officer of the Company. The Company's owned building and land located in Fairport, NY and related equipment is associated with the Company's e-commerce/retail segment, as it is used primarily by LCP.

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

         For 1999, the portion of the loss from operations attributable to corporate activity includes the $150,000 stock compensation charge as well as special executive compensation expenses of $334,200, paid in conjunction with the merger transactions consummated in March 2000.

(17)     Concentrations
         --------------

         Revenue from one customer accounted for 20% of total revenue in 1999. Accounts receivable included approximately $597,000 due from this customer at December 31, 1999. During 1998 and 2000, the Company did not have any individual customers that accounted for 10% or more of the Company's revenue.


(18)     Notes  Receivable
         -----------------

         At December 31, 2000, the Company has a non-interest bearing note receivable from the sale of a laboratory business by Logisoft on March 7, 2000, prior to the merger transactions. This note is payable in twelve monthly installments of $60,000 and is collateralized by the assets of the business sold. The balance outstanding at December 31, 2000 was $240,000.

         Three promissory notes, totaling $350,000, were received by the Company in relation to the exercise of 350,000 Class A warrants during 2000. These notes are due by December 9, 2001 and have been recorded as a reduction in stockholders' equity.

(19)     Non-Cash  Transactions
         ----------------------

         During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

         (a) fixed assets, including furniture and computer equipment, were purchased for $292,300 and financed by two three year capital leases in the amounts of $131,205 and $161,095;
         (b) a non-interest bearing promissory note with a face value of $720,000 was received in the merger transactions in exchange for the issuance of the Company's stock;
         (c) promissory notes totaling $350,000 were received for the exercise of 350,000 Class A warrants to purchase the Company's common stock;
         (d) goodwill of $1,980,000 was recorded as a result of the merger transactions, with a corresponding increase in additional paid in capital;
         (e) during the third quarter, in conjunction with the purchase of e-tailing assets and rights from Sentry Group, the Company has agreed to provide $200,000 of services based on standard hourly rates to Sentry Group. This obligation has been recorded in current liabilities in the accompanying financial statements.
               Through December 31, 2000, $157,000 had been recognized as revenue based on services provided;
         (f) recognized revenue totaling $235,000 relating to barter transactions involving different services or products for services, including the $157,000 from Sentry Group discussed above; and
         (g) 4,322 shares were issued in exchange for services valued at $3,500.

         In 1999, the Company issued 337,500 shares of eStorefronts stock valued at $150,000 to individuals for services rendered.

         In 1998, the Company purchased land and a building for $120,000 financed with bank debt. Also in 1998, the Company entered into a capital lease for equipment with a recorded value of $17,616.


(20)     Employee  Benefit  Plan
         -----------------------

         The Company sponsored a Simple IRA plan for employees through December 31, 2000. The Company would contribute 3% on behalf of each employee that was participating in the plan. Contributions during each of the last three years were not significant.

         In 2000, the Company agreed to sponsor a 401(k) plan effective January 1, 2001. Under the provisions of this plan, the Company will contribute amounts equal to 50% of the employees' contribution not to exceed 3% of the employees' compensation.

(21)     Restructuring  Charge
         ---------------------

         In December 2000, the management of the Company defined and approved a reorganization plan that included eliminating 14 staff positions primarily in the areas of marketing and administration. Total costs of the plan of $45,000 were provided for in the fourth quarter of 2000 and included employee severance, benefits, legal costs and the write-down of certain intangible assets of $5,000. These costs were included in general and administrative in the accompanying financial statements.

(22)     Related  Party  Transactions
         ----------------------------

         In 1999, an officer and stockholder of the Company loaned $12,000 to LCP bearing interest at 10%. The total amount borrowed plus applicable interest was repaid in full in the quarter ended March 31, 2000. The amount outstanding at December 31, 1999 is included under the caption "Note payable - officer" in the accompanying balance sheet.

         In October 2000, the Company purchased 200,000 shares in Avenel Ventures ("Avenel") for $100,000. At December 31, 2000, Avenel was the beneficial owner of 380,000 shares of Logisoft stock. In November 2000, Avenel entered into agreements to merge with eResource Capital Group
         (RCG), an AMEX listed technology holding company. The Company's shares in Avenel converted to 200,000 shares of RCG stock upon closing of the Avenel / RCG merger in February 2001.

(23)     Pro-Forma Combined and Consolidated Statements of Income and Operations
         -----------------------------------------------------------------------
         (unaudited)
         -----------

         The following unaudited pro-forma combined and consolidated statements of income and operations have been derived from the statements of operations of the Company for the years ended December 31, 1999 and 2000 adjusted to give effect to the merger transactions as if the merger transactions occurred on January 1, 1999. The pro-forma combined and consolidated statements of income and operations are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have resulted if the merger transaction had been consummated on January 1, 1999 nor which may result from future operations.

         A pro-forma balance sheet has not been presented here because the merger transactions are reflected in the Company's consolidated balance sheet as of December 31, 2000.

         The Pro-Forma Combined and Consolidated Statements of Income and Operations should be read in conjunction with the notes thereto and the Company's combined and consolidated financial statements and related notes thereto contained elsewhere in this Form 10-KSB.

                                                    Year Ended                                Year Ended
                                                 December 31, 1999                         December 31, 2000
                                      ---------------------------------------  -----------------------------------------
                                                     Pro Forma                                 Pro Forma
                                        Actual      Adjustments    Pro Forma      Actual      Adjustments     Pro Forma
                                      -----------  -------------  -----------  ------------  -------------  ------------
REVENUE:
  E-commerce/retail                   $3,668,069   $          -   $3,668,069   $ 4,559,993   $          -   $ 4,559,993

  Strategic internet services            614,098              -      614,098     1,643,958              -     1,643,958
                                      -----------  -------------  -----------  ------------  -------------  ------------

    Total revenue                      4,282,167              -    4,282,167     6,203,951              -     6,203,951
                                      -----------  -------------  -----------  ------------  -------------  ------------

COST OF REVENUE:
  E-commerce/retail                    3,195,703              -    3,195,703     3,952,025              -     3,952,025
  Strategic internet services            332,967              -      332,967       913,337              -       913,337
                                      -----------  -------------  -----------  ------------  -------------  ------------

    Total cost of revenue              3,528,670              -    3,528,670     4,865,362              -     4,865,362
                                      -----------  -------------  -----------  ------------  -------------  ------------

      Gross profit                       753,497              -      753,497     1,338,589              -     1,338,589
                                      -----------  -------------  -----------  ------------  -------------  ------------

OPERATING EXPENSES:
    Sales and marketing                  306,237              -      306,237     1,523,645              -     1,523,645
    General and administrative           623,876              -      623,876     1,754,122              -     1,754,122
    Research/product development               -              -            -       123,255              -       123,255
    Bad debt provision                         -              -            -       101,583              -       101,583
    Stock based compensation             150,000              -      150,000        43,395              -        43,395
    Depreciation                          22,657              -       22,657       115,449              -       115,449
    Amortization                             757        396,000(1)   396,757       339,991         77,000(1)    416,991
                                      -----------  -------------  -----------  ------------  -------------  ------------

      Total operating expenses         1,103,527        396,000    1,499,527     4,001,440         77,000     4,078,440
                                      -----------  -------------  -----------  ------------  -------------  ------------

      Income (loss) from operations     (350,030)      (396,000)    (746,030)   (2,662,851)       (77,000)   (2,739,851)
                                      -----------  -------------  -----------  ------------  -------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                       (34,030)             -      (34,030)      (40,544)             -       (40,544)

  Interest income                              -              -            -       189,257              -       189,257

  Other                                       35              -           35        (7,414)             -        (7,414)
                                      -----------  -------------  -----------  ------------  -------------  ------------

                                         (33,995)             -      (33,995)      141,299              -       141,299
                                      -----------  -------------  -----------  ------------  -------------  ------------

      Income (loss) before income
        taxes and minority interest     (384,025)      (396,000)    (780,025)   (2,521,552)       (77,000)   (2,598,552)

BENEFIT FROM (PROVISION FOR)
  INCOME TAXES                            (5,989)             -       (5,989)      (13,893)             -       (13,893)
                                      -----------  -------------  -----------  ------------  -------------  ------------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                     (390,014)      (396,000)    (786,014)   (2,535,445)       (77,000)   (2,612,445)

MINORITY INTEREST                         96,926        (96,926)(1)         -         1,002        (1,002)(1)         -
                                      -----------  -------------  -----------  ------------  -------------  ------------

NET INCOME (LOSS)                     $ (293,088)  $   (492,926)  $ (786,014)  $(2,534,443)  $    (78,002)  $(2,612,445)
                                      ===========  =============  ===========  ============  =============  ============

EARNINGS PER SHARE - BASIC AND DILUTED                            $    (0.03)                               $     (0.09)
                                                                  ===========                               ============

WEIGHTED AVERAGE SHARES OUTSTANDING (1) (2)                        30,294,652                                30,732,590
                                                                  ===========                               ============


          (1) The pro forma information above reflects the amortization of the eStorefronts' goodwill of $1,980,000 over five (5) years, the elimination of the minority interest in eStorefronts' loss from operations and the weighted average shares amount reflects the number of shares issued in the merger transactions (18,434,553) as if they were issued on January 1, 1999.

          (2) Potentially dilutive shares of 40,855 for the year ended December 31, 2000 have been excluded from weighted average shares used to compute net loss per share as they would have been antidilutive due to the net loss reported by the Company.

(24)      Summary  of  Quarterly  Results  of  Operations  (Unaudited)
          ------------------------------------------------------------

                                               For the year ended December 31, 1999                   For the year ended
                                      ------------------------------------------------------  --------------------------
                                       3/31/1999     6/30/1999     9/30/1999     12/31/1999    3/31/2000     6/30/2000
                                      ------------  ------------  ------------  ------------  ------------  ------------
REVENUE:
  E-commerce/retail                   $   550,719   $ 1,066,133   $ 1,046,446   $ 1,004,771   $   924,520   $ 1,318,762
  Strategic Internet services              80,320       138,651       193,040       202,087       266,721       288,467
                                      ------------  ------------  ------------  ------------  ------------  ------------

    Total revenue                         631,039     1,204,784     1,239,486     1,206,858     1,191,241     1,607,229
                                      ------------  ------------  ------------  ------------  ------------  ------------

COST OF REVENUE:
  E-commerce/retail                       467,879       924,857       912,310       890,657       800,259     1,111,599
  Strategic Internet services              69,126        77,557        90,373        95,911       107,228       174,779
                                      ------------  ------------  ------------  ------------  ------------  ------------

    Total cost of revenue                 537,005     1,002,414     1,002,683       986,568       907,487     1,286,378
                                      ------------  ------------  ------------  ------------  ------------  ------------

      Gross profit                         94,034       202,370       236,803       220,290       283,754       320,851
                                      ------------  ------------  ------------  ------------  ------------  ------------

OPERATING EXPENSES:
    Sales and marketing                    65,542        64,277        74,249       102,169       108,411       302,353
    General and administrative             56,768        67,575        69,197       430,336       115,187       482,373
    Research/product development                -             -             -             -             -             -
    Bad debt provision                          -             -             -             -             -       115,000
    Stock based compensation                    -       150,000             -             -             -         8,031
    Depreciation                            6,759         5,051         5,462         5,385        11,931        20,385
    Amortization                               87           191           289           190        22,389        99,360
                                      ------------  ------------  ------------  ------------  ------------  ------------

      Total operating expenses            129,156       287,094       149,197       538,080       257,918     1,027,502
                                      ------------  ------------  ------------  ------------  ------------  ------------

      Income (loss) from operations       (35,122)      (84,724)       87,606      (317,790)       25,836      (706,651)
                                      ------------  ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                         (6,069)       (5,978)      (10,349)      (11,634)      (13,495)       (5,482)
  Interest income                               -             -             -             -        21,188        58,375
  Other                                       325           364          (182)         (472)           83        (4,583)
                                      ------------  ------------  ------------  ------------  ------------  ------------

                                           (5,744)       (5,614)      (10,531)      (12,106)        7,776        48,310
                                      ------------  ------------  ------------  ------------  ------------  ------------

      Income (loss) before income
        taxes and minority interest       (40,866)      (90,338)       77,075      (329,896)       33,612      (658,341)

BENEFIT FROM (PROVISION FOR)
  INCOME TAXES                               (637)       (2,289)       (1,897)       (1,166)      (12,212)        6,653
                                      ------------  ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                       (41,503)      (92,627)       75,178      (331,062)       21,400      (651,688)

MINORITY INTEREST                          18,241        69,777         3,414         5,494         1,002             -
                                      ------------  ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                     $   (23,262)  $   (22,850)  $    78,592   $  (325,568)  $    22,402   $  (651,688)
                                      ============  ============  ============  ============  ============  ============


EARNINGS PER SHARE -
  BASIC                               $     (0.00)  $     (0.00)  $      0.01   $     (0.03)  $      0.00   $     (0.02)
                                      ============  ============  ============  ============  ============  ============
  DILUTED                             n/a           n/a           n/a           n/a           $      0.00   $     (0.02)
                                      ============  ============  ============  ============  ============  ============

WEIGHTED  AVERAGE  SHARES  OUTSTANDING  -

  BASIC                                10,018,875    10,127,555    10,020,000    10,020,000    14,628,509    30,575,212
                                      ============  ============  ============  ============  ============  ============
  DILUTED                              10,018,875    10,127,555    10,020,000    10,020,000    15,587,274    30,591,879
                                      ============  ============  ============  ============  ============  ============


                                          December 31, 2000
                                      --------------------------
                                       9/30/2000     12/31/2000
                                      ------------  ------------
REVENUE:
  E-commerce/retail                   $ 1,213,516   $ 1,103,195
  Strategic Internet services             566,637       522,133
                                      ------------  ------------

    Total revenue                       1,780,153     1,625,328
                                      ------------  ------------

COST OF REVENUE:
  E-commerce/retail                     1,076,452       963,715

  Strategic Internet services             328,484       302,846
                                      ------------  ------------

    Total cost of revenue               1,404,936     1,266,561
                                      ------------  ------------

      Gross profit                        375,217       358,767
                                      ------------  ------------

OPERATING EXPENSES:
    Sales and marketing                   517,763       595,118
    General and administrative            571,501       585,061
    Research/product development           38,514        84,741
    Bad debt provision                    (16,250)        2,833
    Stock based compensation               15,197        20,167
    Depreciation                           33,156        49,977
    Amortization                          109,827       108,415
                                      ------------  ------------

      Total operating expenses          1,269,708     1,446,312
                                      ------------  ------------

      Income (loss) from operations      (894,491)   (1,087,545)
                                      ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                         (5,175)      (16,392)
  Interest income                          58,132        51,562
  Other                                    (1,235)       (1,679)
                                      ------------  ------------

                                           51,722        33,491
                                      ------------  ------------

      Income (loss) before income
        taxes and minority interest      (842,769)   (1,054,054)

BENEFIT FROM (PROVISION FOR)
  INCOME TAXES                             (3,459)       (4,875)
                                      ------------  ------------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                      (846,228)   (1,058,929)

MINORITY INTEREST                               -             -
                                      ------------  ------------

NET INCOME (LOSS)                     $  (846,228)  $(1,058,929)
                                      ============  ============


EARNINGS PER SHARE -
  BASIC                               $     (0.03)  $     (0.03)
                                      ============  ============
  DILUTED                             $     (0.03)  $     (0.03)
                                      ============  ============

WEIGHTED  AVERAGE  SHARES  OUTSTANDING  -

  BASIC                                30,954,553    30,957,390
                                      ============  ============
  DILUTED                              30,985,423    31,075,347
                                      ============  ============

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May of 2000, the Company engaged Bonadio & Co., LLP as our independent public accountants. Our prior management had most recently used a public accounting firm located in Tulsa, OK to perform the audit. Subsequent to the Transactions, management desired to have accounting services provided by a firm that has a local presence in Rochester, N.Y., the location of our headquarters and our primary operations. Therefore, we engaged Bonadio & Co., LLP to be our independent auditors. On May 15, 2000 Logisoft filed its notice of change of accountants on Form 8-K.

The Company did not have any disagreements with the Company's prior independent public accountants.


PART  III

ITEM  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

DIRECTORS

The following table sets forth information regarding the members of our Board of
Directors:

                                  First Year  Year
                                  Elected as  Term
                  Name             Director  Expires   Age
                ----------         --------  -------   ---

                R. Lamy            2000      2001       34
                S. Fox             2000      2001       36
                G. Devine          2000      2001       40
                T. Washburn        2001      2001       47

Messrs. R. Lamy, Fox, Devine and Kleinmaier were appointed as Directors of Logisoft on March 10, 2000 in connection with the Transactions. Mr. Kleinmaier resigned his position on April 27, 2000 and that Director position was filled on March 15, 2001 by Mr. Washburn.

The Company's by-laws provide for not less than two or more than seven directors.

Directors are elected by shareholder vote at each annual meeting of shareholders and all Directors shall hold office until their respective successors are elected. See summary of voting agreements relating to the election of Directors as described in Item 11 of this 10-KSB.

EXECUTIVE  OFFICERS  AND  SIGNIFICANT  EMPLOYEES

Executive officers are appointed by and serve at the discretion of the Board of Directors. The Company has employment agreements with each of its executive officers. These employment agreements provide for three-year terms for each of the executive officers. There are no family relationships among any of the Directors or executive officers.

                                                    Officer
          Name                  Office               since   Age
     ---------------  -----------------------------  -----   ---
     Robert Lamy      President and
                      Chief Executive Officer        2000     34

     Scott Fox        Secretary  and
                      Vice President of Marketing    2000     36

     John Van Heel    Chief Financial Officer        2000     35

     Matthew Bailey   Vice President of
                      Business  Development          2000     34

In addition to the executive officers, the Company considers the following to be significant employees of the business:

                                                   Position
          Name                  Title                since   Age
     ---------------  -----------------------------  -----   ---
      Robert Ballard  President  of  LCP             2000     34

      William Lamy        Director of
                      Product Development            2000     40


BIOGRAPHIES  OF  DIRECTORS,  EXECUTIVE  OFFICERS,  AND  SIGNIFICANT  EMPLOYEES

Robert Lamy is the President of Logisoft and is the founder of LCP and eStorefronts. Mr. Lamy founded LCP in 1989 as a software and hardware supplier to corporate customers and educational entities and developed it into a multi-faceted technology company. Mr. Lamy's early appreciation for the opportunities offered by the Internet led him to establish LGI in 1996, which focused on web site design, hosting and dial-up service. Mr. Lamy led the consistent growth of LGI and the development of its proprietary e-commerce solution that allows for transactions in multiple languages and currencies, settlement in multiple currencies and in multiple transaction methods - all automated and updated in real-time. He also founded eStorefronts in 1998, to capitalize on the explosive growth of e-commerce. Prior to his work with LCP and eStorefronts, Mr. Lamy held the position of account manager with three computer companies, each time being recognized as the top sales performer. Mr. Lamy attended the State University of New York at Oswego. He has a degree in Computer Science. Mr. Lamy was named President of the Company on March 10, 2000, following the Transactions. Mr. Lamy was also re-named Chief Executive Officer of the Company on November 8, 2000.

Scott Fox is our Secretary and Vice President of Marketing. Immediately prior to joining Logisoft, Mr. Fox was the Strategic Business Unit Manager for Sentrysafe.com. During his four-year tenure, Sentrysafe.com grew more than 60 times in size and through Sentry's International Web sites, reached over 30 countries with native language and currency. Sentrysafe.com was named the 1997 Web Site of the Year by the Rochester Business Journal (Rochester, New York).
Mr. Fox has been involved with the Internet since 1995, when he worked in new channel development for Hallmark Cards. During his eight-year tenure at Hallmark, Scott was involved in multiple assignments including general management of virtually all non-card businesses. Mr. Fox has spoken at numerous forums such as Internet World and the Internet Commerce Expo, and has published articles on the topic of Internet marketing in several publications. Mr. Fox is currently on the board of the e-Business Association, Inc. based in Rochester, NY. Mr. Fox graduated from the Rochester Institute of Technology with a Bachelor of Science in Package Engineering and received his MBA from the University of Kansas. Mr. Fox was appointed as Vice -President of Marketing on March 11, 2000, following the Transactions.

Eugene Devine is a director of Logisoft since March 10, 2000. Mr. Devine is the Managing Director for Florida-based Avenel Financial Group. He is principally responsible for running the business development and marketing activities of Avenel, assisting clients in building their online businesses. Prior to joining Avenel, Mr. Devine was Senior Vice-President of Marketing for the Florida-based Mortgage.com. He joined Mortgage.com in October of 1998 and led the company's branding and online marketing of their mortgage origination business unit as well as supported numerous out-sourced customers who relied on mortgage.com to help build their Internet loan origination business. Mr. Devine was also Senior Vice President of Marketing for Eastern Mortgage Services (EMS). At EMS he became a recognized pioneer and industry expert on Internet marketing, advertising and mortgage origination. Under his leadership at EMS, he has been credited with the launch of their Internet origination business in 1993 and management of one of the first profitable on-line mortgage sites on the Internet. Mr. Devine is an active speaker both in the mortgage banking and electronic commerce industries. Recognized early on as a pioneer in the online mortgage origination field, he speaks frequently at some of the industries most prestigious conferences including the Mortgage Banking Association of America national & technology conferences, and the Congressional Housing Round Table. Mr. Devine is also a contributing writer for numerous trade association journals, including the Mortgage Banking Association of America, National Home Equity Mortgage Association, The Direct Marketing Association and DM News. He is a graduate of Pennsylvania State University and resides in Pompano Beach, Florida.

Terry Washburn was appointed director of Logisoft on March 23, 2001. Mr. Washburn is the President of Eurovest, Inc., a company that specializes in investment and business consulting and venture capital procurement. Prior to joining Eurovest in 2000, Mr. Washburn has held several positions, including Senior Pastor of a church in Colleyville, TX where membership has grown from 700 to over 2000 with an annual operating budget in excess of $2 million. Mr. Washburn has also served on the Board of the Southern Baptist Retirement system for eight years during which the assets grew from just under $1 billion to over $3 billion. Additionally, Mr. Washburn has served for three years as a consultant and on the Board of ALUNG Technologies, Vertical Computer Systems, Apollo Industries and SGDD Holdings Ltd., Inc. Vertical Computer Systems and SGDD are publicly traded companies.

John Van Heel is our Chief Financial Officer. Prior to joining Logisoft, Mr. Van Heel spent 11 years with PricewaterhouseCoopers, LLP, most recently as Director in the Transaction Services Group based in New York City and Milan, Italy where he consulted with strategic and financial investors on mergers and acquisitions. During his five plus years in this position, Mr. Van Heel advised on more than 50 transactions with a value exceeding $20 billion. Mr. Van Heel graduated from the University of Buffalo with a Bachelor of Science in Business Administration. Mr. Van Heel was appointed Chief Financial Officer of the Company on May 1, 2000.

Matt Bailey is our Vice-President of Business Development. Mr. Bailey joined Logisoft in December 2000 and is responsible for driving revenue growth. Mr. Bailey was previously with the Xerox Corporation in a variety of senior management roles in the Small Office/Home Office (SOHO) division. During his seven years at Xerox, revenues grew by 1000% to nearly $1 billion. Mr. Bailey has a B.A. from St. Lawrence University and an MBA from the William E. Simon School of Business at the University of Rochester.

Robert Ballard is the President of Logisoft Computer Products Corp. Mr. Ballard has been with LCP for 10 years and held the position of Vice President of Operations from 1997 to 2000 prior to being named President in March of 2000. Mr. Ballard is a member of the Ingram Micro Partnership America advisory board. This board is made up of executives of Ingram's top educational resellers. Mr. Ballard attended the State University of New York at Oswego where he studied communications.

William Lamy is the Director of Product Development for Logisoft Interactive. A former Director of IT for Logisoft, Mr. Lamy now directs new product development and is responsible for overseeing the development of Global Gateway(SM) 4.0, Logisoft's proprietary international e-commerce software. Mr. Lamy has been with Logisoft since 1989 and has worked in a managerial capacity for all of Logisoft's strategic divisions. In 1994, he oversaw the beginning of a major build-out of Logisoft's network infrastructure. In 1996, he oversaw and was a significant contributor toward the development of Global Gateway(SM) 3.1. A former chemist at Eastman Kodak for eight years, Lamy has a degree from Alfred State College.



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

On March 1, 2001, Eugene Devine, Director, reported his holdings of 50,000 shares of Logisoft stock on Form 5 that should have been filed on Form 3 in March 2000. Mr. Devine's holdings were disclosed in the Company's Form 8-KA filed with the SEC on May 22, 2000. Mr. Devine did not did not engage in any buying or selling of Logisoft stock from the date of his appointment as a director to the date of the filing of this Form 5.

ITEM  10     EXECUTIVE  COMPENSATION

Summary  Compensation  Table
----------------------------

The following table and narrative text disclose the compensation paid during 1998 through 2000 to the President/CEO and executive officers and significant employees of the Company.

                                                 Summary Compensation Table
                                                 --------------------------
                                                                                                             Long-Term
                                                                     Annual Compensation                   Compensation
                                                                                                            Securities
                                        Principal                                         Other Annual      underlying
Name                                    Position             Year     Salary    Bonus     Compensation   Options/SAR's (#)
----------------------------  ----------------------------  -------  --------  -----------  ----------  ------------------
Robert Lamy                   CEO (Since November 8, 2000)     2000  $110,911  $     -      $    -              N/A
                              President                        1999  $ 45,114  $166,700(4)  $ 6,000(2)          N/A
                                                               1998  $ 40,404  $     -      $    -              N/A

Dave Wilkerson                CEO (June 1, 2000 to             2000  $ 70,303  $     -      $55,293(5)          N/A
                              November 8, 2000)

Scott Fox                     VP of Marketing                  2000  $ 87,000  $     -      $    -              N/A
                              (from April 2000)

Matt Bailey                   VP of Business Development       2000  $  4,167  $     -      $    -              250,000 shares
                             (from December 2000) (1)

John Van Heel                 CFO                              2000  $ 73,852  $ 10,000(3)  $ 8,000(3)          400,000 shares
                              (from May 2000)

Robert Ballard                President of LCP                 2000  $ 69,670  $     -      $    -              N/A
                                                               1999  $ 39,740  $ 68,700(4)  $    -              N/A
                                                               1998  $ 32,872  $     -      $    -              N/A

William Lamy                  Director of Product              2000  $ 74,308  $     -      $    -              N/A
                              Development                      1999  $ 41,775  $190,700(4)  $    -              N/A
                                                               1998  $ 37,604  $     -      $    -              N/A

(1)     Mr.  Bailey  was  employed  in  December  2000  with  an  annual  base  salary  of  $100,000.
(2)     In  1999,  the  Company  paid  a  $6,000  initiation  fee for Mr. R. Lamy's membership to Locust Hill Country Club.
(3)     Mr.  Van  Heel  was  paid  a  $10,000  signing  bonus  in  May 2000 and was also reimbursed for relocation costs of approximately  $8,000  from  his  previous  residence  outside of New  York  City.
(4)     Includes  amounts  paid  to  this  executive  and  shareholder of LCP  in  conjunction  with  the  Transactions.
(5)     Includes  compensation  paid to Mr. Wilkerson for consulting services performed prior and subsequent to his role as chief  executive  officer.

The officers and other individuals noted in the above table also receive a standard package of medical, dental and life insurance, vacation, an individual retirement account plan and other benefits. The Board of Directors deliberates compensation matters to the extent they are not delegated to the CEO.

The following table sets forth information concerning the grant of stock options to each of the named executive officers in fiscal year 2000:

                                         OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                               Number of      Percent of Total                    Market
                                              Securities        Options/SARs         Exercise    Value on
                                              Underlying                                of
                                             Options/SARs   Granted to Employees    Base Price    Date of    Expiration
              Name                            Granted (#)      in Fiscal Year       ($/share)      Grant        Date
-------------------------------------------  -------------  ---------------------  ------------  ----------  -----------
David Wilkerson, former CEO (1)                    300,000                  12.6%  $       1.91         (4)          (1)
                                                    30,000                   1.3%  $       0.66         (4)     11/9/10
Matt Bailey, VP of Business Development (2)        250,000                  10.5%  $       0.33         (4)    12/12/10
John Van Heel, CFO (3)                              25,000                   1.1%  $       0.01  $    2.13      5/17/10
                                                   275,000                  11.6%  $       1.94         (4)     5/17/10
                                                   100,000                   4.2%  $       0.37         (4)    12/27/10

(1) Mr. Wilkerson's 300,000 stock options were forfeited upon the termination of his employment with the Company. The 30,000 options were issued to Mr. Wilkerson on November 9, 2000 with a one year vesting upon the Company's engaging Mr. Wilkerson as a business development representative.
(2) Mr. Bailey's stock options vest in 25% increments on the anniversary date over 4 years.


(3) The 25,000 options granted to Mr. Van Heel at $.01/share were vested immediately upon grant. The cost of these options, $48,250 is being expensed over one-year. The 2000 expense associated with these options was $32,167.The 275,000 options granted to Mr. Van Heel vest in 25% increments on the anniversary date over 4 years. The 100,000 options granted to Mr. Van Heel vest monthly over 36 months.
(4)  Market  value  equals  the  exercise  price  on  the  date  of  grant.

The following table sets forth information with respect to the named executive officers concerning unexercised options held as of the end of fiscal year 2000:

                                FISCAL YEAR-END OPTION/SAR VALUES
                                ---------------------------------

                                           Number of Unexercised
                                           Securities Underlying        Value of Unexercised
                                              Options/SARs at         In-The-Money Option/SARs
                                           December 31, 2000 (#)      at December 31, 2000 ($)
Name                                     Exercisable/unexercisable    Exercisable/unexercisable
David Wilkerson, former CEO                                0/30,000                          N/A
Matt Bailey, VP of Business Development                   0/250,000  $                 0/$26,875
John Van Heel, CFO                                   25,000/375,000  $             10,688/$6,750

The Company has signed employment agreements with its principal officers and significant employees including Robert Lamy (March 2000), Robert Ballard (March
2000),  William Lamy (March 2000), Scott Fox (April 2000) and John Van Heel (May
2000). The terms of these employment contracts are generally consistent for each employee. Significant terms of the employment agreements include a three year term, description of the employee's scope of responsibilities, compensation (generally providing for a 10% increase in base salary, which is fixed for the second and third years of the contract), annual bonus (up to 25% of base salary as authorized by the Company's Board of Directors, payable in stock or cash), stock options granted to the employee, fringe benefits (medical and dental coverage and vacation allowance). These agreements require the employee to treat certain information regarding the Company as confidential both during and after their employment with the Company and the Company has agreed to indemnify the employee for any acts and decisions made by him in good faith while performing services for the Company. In the event of a change of control of the Company, any successor is required to assume the employment agreement and if such change of control occurs within the third year of the employment agreement, the employee will be entitled to receive a minimum of one year's compensation from the date of the change in control if he is no longer employed in the position in which he was serving the Company, or an equivalent position. The agreement also requires that the employee sign a mutually acceptable non-compete agreement. The non-compete agreements are in-process.

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of Logisoft on March 9, 2001 (all share amounts herein have been re-stated for the exchange ratios effective in the Transactions).


                                         Shares       Percent
                                      Beneficially   of Shares
                  Name and Address       Owned      Outstanding
                  ------------------  ------------  ------------

                  Robert Lamy
                  8 Beatrice Cove
                  Fairport, NY 14450     4,191,750         13.5%

                  William Lamy
                  8 Arber Court
                  Fairport, NY 14450     2,826,750          9.1%

The persons and entities named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(1) Robert Lamy and William Lamy are brothers. Robert Lamy serves as the Company's President and William Lamy serves as its Director of Product Development.
(2) Mssrs. R. Lamy and W. Lamy are parties to the voting agreements described below.

The table below gives the number and the percent of Logisoft common stock beneficially owned as of March 9, 2001 by persons who are members of the Logisoft Board of Directors or are executive officers of Logisoft.

                                                        Shares       Percent
                                                     Beneficially   of Shares
      Name and Address                                  Owned      Outstanding
      ---------------------------------------------  ------------  ------------
      Robert Lamy, Director and CEO                     4,191,750         13.5%
      Scott Fox, Director and VP of Marketing             873,000          2.8%
      David Wilkerson, Former CEO                         533,000          1.7%
      Terry Washburn, Director (2)                        150,000            *
      Gene Devine, Director                                50,000            *
      John Van Heel, CFO (1)                               34,333            *
      Matthew Bailey, VP of Business Development            5,000            *

      All current executive officers and directors
         as a group (7 persons)                         5,837,083         18.9%

*  Represents  beneficial  ownership  of  less  than  1%  of  Common  Stock.

(1) Includes the 25,000 vested stock options granted to Mr. Van Heel vested immediately upon grant and the vested portion of the 100,000 options that were granted to Mr. Van Heel in December 2000 as of March 9, 2001, 8,333 shares, has been included in his beneficial ownership of shares.
(2) Includes 150,000 stock options granted to Mr. Washburn upon appointment as director that vested immediately upon grant with an exercise price of $0.37 per share.

Further, Robert Lamy, William Lamy and Robert Ballard ("Purchasers") executed a Voting Agreement with Michael Pruitt, Bruce Goldfarb, Darien Road, Ltd., Michael Cimino, Corsica Marketing, Inc., Avenel Financial Group (together, the "Shareholders") and Logisoft on March 10, 2000, pursuant to which for a period of up to two (2) years from the date of the Transactions (i) they agreed that Logisoft would have four (4) directors or such greater number as the Purchasers and the Shareholders would unanimously agree; (ii) the Purchasers agreed to vote in favor of the election as directors of Logisoft, two persons nominated by the Shareholders; and (iii) the Shareholders agreed to vote in favor of the election as directors of Logisoft, two persons nominated by the Purchasers. In addition, the Purchasers and David Wilkerson, Scott Fox, David White, Walter Robb, Carl Mosack and Van Ernst Jakobs Securities have executed a Second Voting Agreement. This agreement allows Robert Lamy, William Lamy and Robert Ballard to vote shares of those shareholders for purposes of the determination of the number of directors and election of the individuals nominated, pursuant to the Voting Agreement. The shareholders included in this agreement represent approximately 14,900,000 outstanding shares of the Company's stock as of March 9, 2001.

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In July 2000, the Company entered into a bridge loan with the former Chief Executive Officer of the Company related to the purchase of the officer's principal residence. The residence and 533,000 shares of Company stock collateralize the amount loaned of $226,895. During the term of the loan, monthly payments of $1,647, including interest at 8.25%, are due with a balloon payment due in January 17, 2001. Subsequent to year end, $83,000 of this loan was repaid. The borrower is delinquent on the payment of the remaining balance, approximately $145,000, and in default of the loan. The Company has commenced proceedings to recover the remaining amounts due, including accrued interest, through liquidation of the collateral supporting the loan.


In October 2000, the Company purchased 200,000 shares in Avenel Ventures ("Avenel") for $100,000. At December 31, 2000, Avenel was the beneficial owner of 380,000 shares of Logisoft stock. In November 2000, Avenel entered into agreements to merge with eResource Capital Group (RCG), an AMEX listed
technology  holding  company.   The  Company's  shares  in  Avenel  converted to
200,000 shares of RCG stock upon closing of the Avenel / RCG merger which occurred in February 2001.

ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits
--------

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of copies) upon request.


(1) Certificate of Incorporation for Horizon Capital Corp. dated July 22, 1985 incorporated herein.

(2) Certificate of Amendment of Certificate of Incorporation of Horizon Capital Corp. to change its name to Reconversion Technologies, Inc. dated October 14, 1992 incorporated herein.

(3) Amended By-laws of Reconversion Technologies, Inc. dated January 3, 1994 incorporated herein.

(4) Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated January 29, 1994 amending the authorized stock incorporated herein.

(5) Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated January 2, 1998 authorizing a stock split and conversion of preferred shares into commons shares.

(6) Stock Purchase Agreement, dated March 7, 2000, by and between Logisoft and Mr. Joel Holt, incorporated herein by reference to Logisoft 8-K, filed March 27, 2000.

(7) Merger Agreement and Plan of Reorganization, ("Agreement") dated March 10, 2000, by and between Logisoft and LCP, incorporated herein by reference to Logisoft 8-K, filed March 27, 2000.

(8) Agreement and Plan of Reorganization, dated March 10, 2000, by and between Logisoft and eStorefronts, incorporated herein by reference to Logisoft 8-K, filed March 27, 2000.

(9) Voting Agreement, dated March 10, 2000, by and among Robert Lamy, William Lamy, Robert Ballard, Michael Pruitt, Bruce Goldfarb, Darin Road, Ltd., Michael Cimino, Corsica Marketing, Inc., Avenel Financial Group and Logisoft is incorporated herein by reference to the Robert Lamy's Form 13D filed on March 20, 2000.

(10) Second Voting Agreement, dated as of March 10, 2000, by and between David Wilkerson, Walter Robb, Scott Fox, David White, Van Ernst Jakobs Securities, Carl Mozak, Robert Lamy, William Lamy and Robert Ballard is incorporated herein by reference to Logisoft 8-K, filed May 22, 2000.

(11) Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated April 19, 2000 to change its name to Logisoft Corp incorporated herein

(12) Form of Non-Interest bearing Promissory Note RE: Class A warrant exercise is incorporated herein by reference to Logisoft Corp. 10QSB Filed August 14, 2000.

(13) Subsidiaries  of  the  Registrant


Reports  on  Form  8-K
----------------------

On November 8, 2000, Logisoft Corp. filed an 8-K announcing the appointment of Founder and President Robert Lamy to the position of Chief Executive Officer. He succeeded Dave Wilkerson, who will pursue other business interests including an active business development role for Logisoft.

On March 23, 2001, Logisoft Corp. announced the appointment of Terry Washburn to its Board of Directors. Mr. Washburn is currently President of Eurovest, Inc., a company specialized in investment and business consulting and venture capital procurement. Mr. Washburn's appointment fills a currently vacant seat on Logisoft's Board of Directors and will serve until the next Shareholders' meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOGISOFT CORP.


Date:  March 13, 2001                          /s/  Robert  Lamy
                                               ----------------------------
                                               Robert Lamy, President and
                                               Chief  Executive  Officer

                                               /s/  John  Van  Heel
                                               -----------------------------
                                               Chief  Financial  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 13, 2001                          /s/  Robert  Lamy
                                               ----------------------------
                                               Robert  Lamy,  Director

                                               /s/  Scott  Fox
                                               -----------------------------
                                               Scott  Fox,  Director

                                               /s/  Eugene  Devine
                                               -----------------------------
                                               Eugene  Devine,  Director