Form 10QSB
period 2001-03-31
LOGISOFT CORP
filed 2001-05-15
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              SEC File Number: 0-23100

                                Form 12b-25

                        NOTIFICATION OF LATE FILING

                                (Check One)

[ ] Form 10-KSB  [ ] Form 11-K   [ X ] Form 10-Q   [ ] Form N-SAR

     For Period Ended:  March 31, 2001
-----------------------------------------------------
Read Attached Instruction Sheet Before Preparing Form.  Please Print or Type.

Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.

If the Notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
          N/A
----------------------------------
Part I - Registrant Information
--------------------------------------------
Full Name of Registrant: Logisoft Corp.

     Former name if applicable: N/A
------------------------------------------------------
     Address of Principal Executive Office (Street and Number):

     375 Woodcliff Drive
------------------------------------------------------
     City, State and Zip Code:

     Fairport, NY  14450
-------------------------------------
Part II - Rules 12b-25 (b) and (c)
=====================================
     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25 (b), the following should be completed. (Check box if appropriate)

     [x] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     [x] (b) The subject annual report or semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     [  ]  (c) The accountant's statement or other exhibit required by Rule 12b-
               25(c) has been attached if applicable.

-------------------------------------------------------------
Part III - Narrative
-------------------------------------------------------------
      State below in reasonable detail the reasons why the Form 10-K, 11-K, 20-F, 10-Q, or N-SAR or the transition report or portion thereof could not be filed within the prescribed time period. (Attach Extra Sheets if Needed.)

The Company is awaiting information from third parties and requires additional time to complete preparation of a complete and accurate Form 10-QSB.
-------------------------------------------------------------
Part IV - Other Information
-------------------------------------------------------------
      (1) Name and telephone number of person to contact in regard to this notification:

          John W. Van Heel              (716)          249-8600
------------------------------------------------------------------------------
              (Name)                  (Area Code) (Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). [x]
          Yes    [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the
          subject report or portion thereof? [ x ]  Yes     [  ] No

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

          Logisoft Corp.
          -------------
          (Name of Registrant as specified in charter)

     has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOGISOFT CORP.



Date: May 15, 2001                 BY: /s/   John W. Van Heel
                                      ---------------------
                                       John W. Van Heel
                                       Chief Financial Officer

                              LOGISOFT CORP.
                           Rider to Form 12b-25
                            Dated May 15, 2001


The Company expects to report a net loss of $846,000 for the three months ended March 31, 2001 as compared to net earnings of $22,402 for the same year earlier period.