Form 10QSB/A
period 2001-03-31
LOGISOFT CORP
filed 2001-05-22
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


                   For Quarter Ended:       March 31, 2001


                    Commission File Number:       0-23100

                       TEAM SPORTS ENTERTAINMENT, INC.
      (Exact name of small business issuer as specified in its charter)

                               LOGISOFT CORP.
                   (Former name of small business issuer)

     Delaware                                      22-2649848
(State of Incorporation)                        (IRS Employer ID No)

                    1111 South Main, Suite 127, Tx, 76051
                   (Address of principal executive office)

                  375 Woodcliff Drive, Fairport, NY  14450
               (Former address of principal executive office)


                               (817) 410-5708
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2001 was 31,006,875.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

TEAM SPORTS ENTERTAINMENT,INC. AND SUBSIDIARIES

                                  INDEX

                                                                     Page
                                                                      No.
Part I.  Unaudited Financial Information

 Item 1. Condensed Consolidated:
         Balance Sheet - March 31, 2001                                3

         Statements of Operations -                                    4
         Three Months Ended March 31, 2001 and 2000

         Statement of Stockholders' Equity -                           5
         Three Months Ended March 31, 2001

         Statements of Cash Flows -                                    6
         Three Months Ended March 31, 2001 and 2000

         Notes to Financial Statements -                             7-12
         Three Months Ended March 31, 2001 and 2000

 Item 2. Managements Discussion and Analysis of Plan of Operation    13-14


Part II. Other Information                                            15

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
March 31, 2001
(Unaudited)



Assets
Current assets
  Cash and cash equivalents                                 $   365,903
  Marketable equity securities                                  176,000
  Note receivable                                                40,000
  Note receivable - officer                                     144,097
  Inventory                                                      12,000
  Prepaid expenses and other assets                              21,622
  Current assets of discontinued operations, net                898,383
                                                            -----------
Total current assets                                          1,658,005
Property and equipment, net                                       3,020
Non-current assets of discontinued operations, net            2,528,336
Other                                                             3,900
                                                            -----------
                                                            $ 4,193,261
                                                            ===========
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                          $    19,290
  Accrued expenses                                                5,710
                                                            -----------
Total current liabilities                                        25,000

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                          -
  Common stock, $.0001 par value; authorized 60,000,000
    shares; issued and outstanding 31,006,875 shares              3,101
  Paid-in capital                                             8,825,418
  Notes receivable from warrant exercise                      (350,000)
  Accumulated deficit                                       (4,310,258)
                                                            -----------
Total stockholders' equity                                    4,168,261
                                                            -----------
                                                            $ 4,193,261
                                                            ===========
See accompanying notes to condensed consolidated financial statements.

                                   3

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2001 and 2000
(Unaudited)
                                                       2001          2000
Sales and revenues                                  $    20,365    $   45,706
Cost of goods sold                                        6,440        27,218
                                                      ---------     ---------
  Gross profit                                           13,925        18,488
Selling, general and administrative expense             107,173        14,700
                                                      ---------     ---------
  Earnings (loss) from operations                      (93,248)         3,788
Other income:
  Interest and other income                               2,889         2,119
  Unrealized gain on marketable
    equity securities                                    76,000             -
                                                      ---------     ---------
    Total other income (expense)                         78,889         2,119
Earnings (loss) before income taxes and               ---------     ---------
  discontinued operations                              (14,359)         5,907
Income tax expense                                            -         2,829
                                                      ---------     ---------
Earnings (loss) from continuing operations             (14,359)         3,078
Discontinued operations:                              ---------     ---------
  Earnings (loss) from operations of
   discontinued operations,
   less applicable income taxes of $9,383 in 2000     (831,342)        19,324
  Loss on disposal of discontinued
   operations, including  provision of
   $550,000 for operating losses during
   the phase-out period                               (550,000)             -
                                                      ---------     ---------
Earnings (loss) from discontinued operations        (1,381,342)        19,324
                                                      ---------     ---------
Net earnings (loss)                                $(1,395,701)    $   22,402
                                                      =========     =========
Net earnings (loss) per share, basic and diluted
  Continuing operations                            $     (0.00)    $     0.00
  Discontinued operations                                (0.05)          0.00
                                                      ---------     ---------
                                                   $     (0.05)    $     0.00
                                                      =========     =========
Weighted average shares outstanding

  Basic                                              30,967,942    14,628,509
                                                      =========     =========
  Diluted                                            30,967,942    15,587,274
                                                      =========     =========
See accompanying notes to condensed consolidated financial statements.
                                                4

TEAM SPORTS ENTERTAINMENT, INC. AND SUSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March
31, 2001
(Unaudited)


                                    Common Stock              Paid-in
                              Shares         Par Value       Capital
Balance, December 31, 2000   30,958,875          $  3,096   $8,788,899
Issuance of common shares        48,000                 5       14,995
for services
Stock based compensation              -                 -       21,524
Net loss                              -                 -            -
                             ----------        ----------    ---------
Balance, March 31, 2001      31,006,875          $  3,101   $8,825,418
                             ==========        ==========    =========

                               Notes
                            Receivable-
                              Warrant       Accumulated
                             Exercise         Deficit         Total

Balance, December 31, 2000  $ (350,000)      $(2,914,557)   $5,527,438
Issuance of common shares             -                 -       15,000
for services
Stock based compensation              -                 -       21,524
Net loss                              -       (1,395,701)  (1,395,701)
                             ----------        ----------    ---------
Balance, March 31, 2001     $ (350,000)      $(4,310,258)   $4,168,261
                             ==========        ==========    =========




See accompanying notes to condensed consolidated financial statements.

                                      5

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(Unaudited)
                                                        2001           2000
Cash flows from operating activities
Net earnings (loss)                                  $(1,395,701)    $  22,402
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  (Earnings) loss from discontinued operations, net     1,381,342     (19,324)
of tax
  Depreciation and amortization                               800          800
  Unrealized gain from marketable securities             (76,000)            -
  Common stock issued for services                         36,524            -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable                                       225            -
    Inventory                                               4,990      (9,000)
    Prepaid expenses                                       12,251            -
                                                       ----------   ----------
Net cash used by operating activities                    (35,569)      (5,122)
                                                       ----------   ----------
Cash flows from investing activities
  Collections of notes receivable - officer                82,234            -
  Proceeds from short-term investments                    133,669            -
  Capital expenditures                                          -      (5,020)
                                                       ----------   ----------
Net cash provided by (used in) investing activities       215,903      (5,020)
                                                       ----------   ----------
Cash flows from financing activities
 Collection of notes receivable                           200,000            -
 Funds transferred from(to)discontinued operations       (14,431)       10,142
                                                       ----------   ----------
Net cash provided by financing activities                 185,569       10,142
Net increase in cash and cash equivalents from         ----------   ----------
  continuing operations                                   365,903            -
Cash and cash equivalents, beginning of period
  from continuing operations                                    -            -
                                                       ----------   ----------
Cash and cash equivalents, end of period                $ 365,903    $       -
                                                       ==========   ==========

See accompanying notes to condensed consolidated financial statements.
                                                      6

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2001 and 2000
(Unaudited)


A    ORGANIZATION

     Team Sports Entertainment, Inc. (the "Company" or "Team Sports"), a Delaware corporation, is a holding company whose wholly-owned subsidiaries, Logisoft Computer Products Corp. ("LCP") and eStorefronts.net Corp. ("eStorefronts") create global and localized Internet solutions for both traditional and pure e-business companies. On May 15, 2001, Team Sports changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

     On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc., a South Carolina corporation, ("Maxx"), in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, the Company completed the sale of its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders in exchange for 12,000,000 shares of the Company's common stock, which were cancelled. The operations from these business segments have been classified as discontinued operations in the accompanying financial statements.

     The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000, which is included in the Company's Form 10-KSB for the year ended December 31, 2000. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

     Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

B.   Accounting policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Investment securities - Investments are classified into three categories as follows:
     1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

     2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;
     3. Held-to-maturity securities reported at amortized cost.

     Property and equipment - Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred.
     Depreciation is computed using an accelerated method for both financial and tax purposes based upon the useful lives of the assets.

     Revenue recognition - Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

     Stock option plans - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Deferred income taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Earnings per common share - Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

     Estimates - Use of estimates and assumptions are made by management in the preparation of the financial statements in conformity with generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Marketable Investment Securities

     The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2001 is as follows:

                    Trading securities:           2001

                        Cost                    $ 100,000
                        Unrealized gain            76,000
                                                  -------
                                                $ 176,000
                                                  =======
     The Company included an unrealized gain in the amount of $76,000 in earnings for the three-month period ended March 31, 2001.

D.   Notes receivable - officer

     In July 2000, the Company entered into a bridge loan with the former Chief Executive Officer of the Company related to the purchase of the officer's principal residence. The remaining balance of this loan in the amount of $144,097, plus accrued interest was repaid in April 2001.

E.   Common stock options an warrants

     In April 2000, the Company adopted its 2000 Stock Option Plan (the "Plan") and the Company's Board of Directors approved the same. The Company's shareholders approved the Plan in April 2001. The Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel of the Company. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the Common Stock of the Company, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan.

     Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options". The Company expects that most options granted pursuant to the Plan will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of the Company. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan have a maximum term of up to ten (10) years.

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

     A summary of stock option activity during the three months ended March 31, 2001 is as follows:

                                                          Weighted Average
                                            Options        Exercise Price
                                            -------        ------------
      Outstanding at December 31,2000     1,823,450            $ 1.30

      Granted                               111,000              0.46
      Exercised                                  -                 -
      Forfeited                            (116,250)             1.96
                                       -------------         ---------
      Outstanding at March 31,2001        1,818,200            $ 1.21
                                       =============         =========
      Options exercisable at
      March 31, 2001                         70,625            $ 0.34
                                       =============         =========
     The stock options issued under the Plan include 1,376,700 options, which vest ratably over a four-year period (25% per year) and 441,500 options, which vest ratably over a 36-month period.

     The Company applies APB25 and related interpretations in accounting for the stock option plan. Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. The Company recognized $16,787 of stock compensation expense for the three months ended March 31, 2001 relating to these options. The remaining stock compensation expense of $4,737 relates to stock options granted to individuals for services performed.

     As a part of its issue of 28,500,000 shares of its common stock on May 15, 2001 for $7,125,000 in cash, the Company also issued warrants to purchase 14,250,000 shares of its common stock at a purchase price of $1.00 per share.

F.   Earnings per share

     The following data for the three months ended March 31, 2001 and 2000 shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                    2001        2000

 Earnings (loss) from continuing operations
   available to common shareholders
   used in basic and diluted EPS           $    (14,359)   $     3,078
                                              =========     ==========
 Earnings (loss) from discontinued operations
   available to common shareholders
   used in basic and diluted EPS           $ (1,381,342)   $    19,324
                                             ==========     ==========
 Weighted average number of common shares
   used in basic EPS                         30,967,942     14,628,509
 Effect of dilutive options                          -         958,765
                                             ----------     ----------
 Weighted average number of common shares
   and dilutive potential common stock used
   in dilutive EPS                           30,967,942     15,587,274
                                             ==========     ==========

     At March 31, 2001, all exercisable common stock equivalents (70,625 options to purchase common stock) were antidilutive and are not included in the earnings per share calculations.


G.   Income Taxes

     Income tax expense for continuing operations for the three months ended March 31, 2001 and 2000 consists of:

                                         2001     2000

     Current tax expense:
       Federal                         $     -  $  2,008
       State                                 -       821
                                       --------  --------
                                             -     2,829
     Deferred tax expense                    -        -
                                       --------  --------
          Total income tax expense     $     -  $  2,829
                                       ========  ========

     Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the three months ended March 31, 2001 and 2000:

                                                     2001    2000

      "Normally expected" income tax expense     $(4,900) $ 2,000
      State income taxes, net of Federal
        income tax benefit                          (800)     800
      Valuation allowance                          5,700       -
      Other                                           -        29
                                                --------  --------
                                                $     -   $ 2,829
                                                ========  ========

     The deferred income tax assets at March 31, 2001 are comprised of the following:

                                        Current   Noncurrent

     Net operating loss                 $36,100   $     -
     Marketable equity securities       (30,400)        -
     Valuation allowance                 (5,700)        -
                                        --------  --------
         Net deferred income tax assets $    -    $     -
                                        ========  ========
H.   Divestitures

     As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders for 12,000,000 shares of its common stock, accordingly, no gain or loss will be recognized on the transaction. This transaction was completed on May 15,2001. Operating results for the discontinued operations during the three months ended March 31, 2001 and 2000 were as follows:

                                              2001      2000

      Net sales                           $1,859,637  $1,145,535
                                          ==========  ==========
      Earnings (loss) before income
       tax benefit                        (1,381,342)     27,705
      Income tax expense (benefit)                 -       9,383
                                           ----------  ---------
      Earnings (loss) from discontinued
       Operations before minority interest(1,381,342)     18,322
      Minority interest                            -       1,002
                                            --------   ---------
      Net earnings (loss) from
      discontinued operations            $(1,381,342)  $  19,324
                                            =========  =========


     Net assets of discontinued operations at March 31, 2001 consist of the following:

     Current assets                                         $2,993,549
     Current liabilities                                     2,095,166
                                                             ---------
     Current assets of discontinued operations, net         $  898,383
                                                            ==========
     Non-current assets                                     $2,906,121
     Non-current liabilities                                   377,785
                                                            ----------
     Non-current assets of discontinued operations, net     $2,528,336
                                                            ==========

I.   Subsequent event

     On May 15, 2001, the Company completed acquisition of Maxx for 7,750,000 shares of its common stock. Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit,LLC. ("TRAC") will own, operate, and sanction a stock car racing league designed to provide content for television and tracks while expanding the existing base of stock car fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, a playoff race schedule, and a Championship Race. TRAC will incorporate the use of aerodynamically identical cars (AerostockT), fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value. TRAC intends to attract multiple manufacturers who currently are involved in motorsports worldwide, but may not be currently involved in the major stock car racing series in America.

     TRAC will be structured as a single-entity league to allow for centralized management, economies of scale in purchasing, strict operational standards and cost controls at the team level. Revenue sharing systems will be enacted to ensure parity and fairly allocate revenue among teams.

     Initial TRAC funds will be derived through the sales of rights to city/state-based teams. Team owners will own and operate local race teams and will also have the opportunity to own shares in TRAC's parent company. TRAC will seek strategic alliances with companies in the areas of television, sports/entertainment marketing and public relations.
     Once racing begins, TRAC will generate revenue through event ticket sales, league corporate sponsorships, television and other multimedia contracts, merchandise sales, licensing/royalty fees, team fees/dues, and sales of additional expansion teams.

     TRAC's long-term business plan includes expanding its team base not only in North America, but also internationally.

     On May 15, 2001, in conjunction with the acquisition of Maxx, the Company issued 28,500,000 shares of its common stock for $7,125,000 in cash. This equity funding also included warrants to purchase 14,250,000 shares of its common stock at a purchase price of $1.00 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


     From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

     On May 15, 2001, the Company completed acquisition of Maxx for 7,750,000 shares of its common stock. Maxx, through its wholly owned subsidiary, TRAC will own, operate, and sanction a stock car racing league designed to provide content for television and tracks while expanding the existing base of stock car fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, a playoff race schedule, and a Championship Race. TRAC will incorporate the use of aerodynamically identical cars (AerostockT), fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.
     TRAC intends to attract multiple manufacturers who currently are involved in motorsports worldwide, but may not be currently involved in the major stock car racing series in America.

     TRAC will be structured as a single-entity league to allow for centralized management, economies of scale in purchasing, strict operational standards and cost controls at the team level. Revenue sharing systems will be enacted to ensure parity and fairly allocate revenue among teams.

     Initial TRAC funds will be derived through the sales of rights to city/state-based teams. Team owners will own and operate local race teams and will also have the opportunity to own shares in TRAC's parent company. TRAC will seek strategic alliances with companies in the areas of television, sports/entertainment marketing and public relations.
     Once racing begins, TRAC will generate revenue through event ticket sales, league corporate sponsorships, television and other multimedia contracts, merchandise sales, licensing/royalty fees, team fees/dues, and sales of additional expansion teams.

     TRAC's long-term business plan includes expanding its team base not only in North America, but also internationally.

     The Company's current projections include commencing sales of city/state-based teams immediately and use of these proceeds together with existing working capital to complete its business plan.

     DISCONTINUED OPERATIONS

     As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders in exchange for 12,000,000 shares of its common stock. The transaction was also completed on May 15, 2001 and the shares were cancelled.

     During the three months ended March 31, 2001, the Company realized a loss from operations of its discontinued operations in the amount of $831,342, as compared to earnings in the amount of $19,324 during the same year earlier period. In addition, the Company recorded a provision for operating losses to be incurred between the measurement date of March 31, 2001 and the disposal date of May 15, 2001 in the amount of $550,000.

                         PART II - OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - Not applicable
    (b) Reports on Form 8-K
       (1) The Company filed its Form 8-K dated March 23, 2001 to report the appointment of Terry Washburn to the Company's Board of Directors. Financial statements were not filed.

       (2) The Company filed its Form 8-K dated April 11, 2001 to report the resignation of Gene Devine from the Company's Board of Directors and the appointment of Clark Bundren to replace Mr. Devine. The Company also reported the formation of a special committee of independent Directors to consider the proposed acquisition of Maxx Motorsports, Inc. and filed a copy of the Letter of Intent between the shareholders of Maxx Motorsports, Inc. and the Company. Financial statements were not filed.


                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEAM SPORTS ENTERTAINMENT, INC.



  Date: May 21, 2001            By:  /s/ Terry Washburn
                                        ------------------
                                        Terry Washburn
                                        Chief Executive Officer and
                                        Principal Accounting Officer