Form 10QSB
period 2001-06-30
TEAM SPORTS ENTERTAINMENT INC
filed 2001-08-20
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                         FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For Quarter Ended: June 30, 2001


                 Commission File Number: 0-23100

                TEAM SPORTS ENTERTAINMENT, INC.
 (Exact name of small business issuer as specified in its charter)


        Delaware                                          22-2649848
(State of Incorporation)                            (IRS Employer ID No)

                 1111 South Main, Suite 127, Grapevine, TX 76051
                    (Address of principal executive office)


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2001 was 61,931,575.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


                                                    INDEX

                                                                                                        Page
                                                                                                         No.

Part I.  Unaudited Financial Information

  Item 1.Condensed Consolidated:
         Balance Sheet - June 30, 2001                                                                    3

         Statements of Operations -                                                                       4
         Three and Six Months Ended June 30, 2001 and 2000 and Development Stage
         Subsidiary from inception (May 15, 2001), through June 30, 2001

         Statement of Stockholders' Equity -                                                              5
         Six Months Ended June 30, 2001

         Statements of Cash Flows -                                                                       6
         Six Months Ended June 30, 2001 and 2000 and Development Stage
         Subsidiary from inception (May 15, 2001), through June 30, 2001

         Notes to Financial Statements -                                                                7-14
         Six Months Ended June 30, 2001 and 2000

  Item 2.Managements Discussion and Analysis of Plan of Operation                                       15-16


Part II. Other Information                                                                               17


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheet
June 30, 2001
(Unaudited)



Assets

Current assets
  Cash and cash equivalents                                                                                  $7,378,545
  Marketable equity securities                                                                                  168,000
  Inventory                                                                                                       9,000
  Prepaid expenses and other assets                                                                              75,549

                                                                                              --------------------------
Total current assets                                                                                          7,631,094
Property and equipment, net                                                                                      11,998
Goodwill, net of amortization in the amount of $24,441                                                        2,908,391
Other                                                                                                             5,100
                                                                                              --------------------------
                                                                                                           $ 10,556,583
                                                                                              ==========================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                                                             $ 75,916
  Accrued expenses                                                                                               37,000
                                                                                              --------------------------
Total current liabilities                                                                                       112,916

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000                                                              -
    shares; no shares issued and outstanding
  Common stock, $.0001 par value; authorized 500,000,000                                                          6,193
   shares; issued and outstanding 61,931,575 shares
  Paid-in capital                                                                                            15,401,785
  Notes receivable from warrant exercise                                                                      (350,000)
  Accumulated deficit                                                                                       (4,614,311)
                                                                                              --------------------------
Total stockholders' equity                                                                                   10,443,667
                                                                                              --------------------------
                                                                                                           $ 10,556,583
                                                                                              ==========================

See accompanying notes to condensed consolidated financial statements.



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2001 and 2000 and Development Stage
Subsidiary from Inception (May 15, 2001), through June 30, 2001 (Unaudited)

                                                                                                                    Subsidiary -
                                                                                                                    May 15, 2001
                                                                                                                       through
                                           Three Months Ended June 30,              Six Months Ended June 30,       June 30, 2001
                                             2001               2000                 2001                2000          (Note B)

Sales and revenues                     $     7,945         $    46,491         $    28,310         $    92,197         $         -
Cost of goods sold                           3,096              20,271               9,536              47,489                   -
                                     ------------------- ------------------  ------------------- ------------------- --------------
  Gross profit                               4,849              26,220              18,774              44,708                   -
Selling, general and administrative
  expense                                  329,684              67,161             436,857              81,861             284,979
                                     ------------------- ------------------  ------------------- ------------------- --------------
    Loss from operations                  (324,835)            (40,941)           (418,083)            (37,153)           (284,979)
Other income (expense):
  Interest and other income                 28,210               5,018              31,099               7,137                 318
  Unrealized gain (loss) on marketable
    equity securities                       (8,000)                  -              68,000                   -                   -
                                     ------------------- ------------------  ------------------- ------------------- --------------
    Total other income                      20,210               5,018              99,099               7,137                 318
                                     ------------------- ------------------  ------------------- ------------------- --------------
Loss before income taxes and
  discontinued operations                 (304,625)            (35,923)           (318,984)            (30,016)           (284,661)
Income tax expense                               -               4,153                   -               4,153                   -
                                     ------------------- ------------------  ------------------- ------------------- --------------
Loss from continuing operations           (304,625)            (40,076)           (318,984)            (34,169)           (284,661)
                                     ------------------- ------------------  ------------------- ------------------- --------------
Discontinued operations:
  Earnings (loss) from operations of
   discontinued operations, before
   income taxes                                572            (622,418)         (1,380,770)           (593,711)                  -
 Income tax expense (benefit)                    -             (10,806)                  -               1,406                   -
                                     ------------------- ------------------  ------------------- ------------------- --------------
Earnings (loss) from discontinued
  operations                                   572            (611,612)         (1,380,770)           (595,117)                  -
                                     ------------------- ------------------  ------------------- ------------------- --------------
Net earnings (loss)                    $  (304,053)        $  (651,688)        $(1,699,754)        $  (629,286)        $  (284,661)
                                     =================== ==================  =================== =================== ==============

Net earnings (loss) per share,
    basic and diluted
  Continuing operations                $     (0.01)        $     (0.00)        $     (0.01)        $     (0.00)        $     (0.00)
  Discontinued operations                     0.00               (0.02)              (0.04)              (0.03)                -
                                     ------------------- ------------------  ------------------- ------------------- --------------
                                       $     (0.01)        $     (0.02)        $     (0.04)        $     (0.03)        $     (0.00)
                                     =================== ==================  =================== =================== ==============

Weighted average shares outstanding
  Basic and diluted                     46,639,141         30,575,212           38,846,832          22,761,923           61,931,575
                                     =================== ==================  =================== =================== ===============

See accompanying notes to condensed consolidated financial statements.



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2001
(Unaudited)

                                                                                                        Notes
                                                                                                      Receivable -
                                               Common Stock                Paid-in       Warrant      Accumulated
                                         Shares          Par Value         Capital       Exercise      Deficit             Total

Balance, December 31, 2000             30,958,875         $3,096        $ 8,788,899     $(350,000)       $(2,914,557)    $5,527,438
Issuance of common shares for services     48,000              5             14,995             -                  -         15,000
Stock based compensation                        -              -             21,524             -                  -         21,524
Issuance of common shares for cash     31,874,700          3,187          7,241,063             -                  -      7,244,250
Issuance of common shares to acquire
  Maxx Motorsports, Inc.               11,050,000          1,105          2,761,395             -                  -      2,762,500
Shares cancelled in exchange for
  operations discontinued             (12,000,000)        (1,200)        (3,426,091)            -                        (3,427,291)
Net loss                                        -              -                  -             -        (1,699,754)     (1,699,754)
                                     --------------- -------------- ---------------- ---------------  --------------   -------------
Balance, June 30, 2001                 61,931,575         $6,193        $15,401,785    $(350,000)       $(4,614,311)   $ 10,443,667
                                     =============== ============== ================ ===============  ==============   =============


See accompanying notes to condensed consolidated financial statements.



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2001
and 2000 and Development Stage Subsidiary from Inception (May 15, 2001), through June 30, 2001 (Unaudited)
                                                                                                                    Subsidiary -
                                                                                                                    May 15, 2001
                                                                                                                       through
                                                                                                                    June 30, 2001
                                                                               2001                 2000              (Note B)

Cash flows from operating activities
Net earnings (loss)                                                   $     (1,699,754)      $    (629,286)       $   (284,661)
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  Loss from discontinued operations, net of tax
                                                                             1,380,770             595,117                   -
  Depreciation and amortization
                                                                                26,150               1,600              24,650
  Unrealized gain from marketable securities
                                                                               (68,000)                  -                   -
  Common stock issued for services
                                                                                15,000                   -                   -
  Change in assets and liabilities (excluding effects of acquisitions):
    Accounts receivable
                                                                                   225                   -                   -
    Inventory
                                                                                 7,990             (9,000)                   -
    Prepaid expenses and other assets
                                                                                 6,824                   -                   -
    Accounts payable and accrued expenses
                                                                               (90,343)                   -           (114,954)
                                                                   --------------------  ------------------  ------------------
Net cash used by operating activities
                                                                              (421,138)            (41,569)           (374,965)
                                                                   --------------------  ------------------  ------------------

Cash flows from investing activities
  Collections of notes receivable - officer
                                                                               226,331                   -                   -
  Acquisition of Maxx Motorsports, Inc., net of cash acquired
                                                                               (45,213)                  -                   -
  Proceeds from short-term investments
                                                                               133,669                   -                   -
  Capital expenditures
                                                                                (6,570)             (5,020)             (6,570)
                                                                   --------------------  ------------------  ------------------
Net cash provided by (used in) investing activities
                                                                               308,217              (5,020)             (6,570)
                                                                   --------------------  ------------------  ------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
                                                                             7,244,250                   -                   -
  Collection of notes receivable
                                                                               240,000                   -                   -
  Funds advanced from parent
                                                                                     -                   -             573,368
  Funds transferred from discontinued operations
                                                                                 7,216              46,589                   -
                                                                   --------------------  ------------------  ------------------
Net cash provided by financing activities
                                                                             7,491,466              46,589             573,368
                                                                   --------------------  ------------------  ------------------
Net increase in cash and cash equivalents from
  continuing operations
                                                                             7,378,545                   -             191,833
Cash and cash equivalents, beginning of period
  from continuing operations
                                                                                     -                   -               1,791
                                                                   --------------------  ------------------  ------------------
Cash and cash equivalents, end of period                                $    7,378,545          $        -        $    193,624
                                                                   ====================  ==================  ==================


See accompanying notes to condensed consolidated financial statements.



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2001 and 2000
(Unaudited)


A           ORGANIZATION

         Team Sports Entertainment, Inc. (the "Company" or "Team Sports"), a Delaware corporation, is a holding company with one wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx"), a South Carolina corporation. Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC. ("TRAC") plans to own, operate, and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. On May 15, 2001, Team Sports changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

         On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc., a South Carolina corporation, in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and other obligations to third parties that were instrumental to the transaction. In addition, the Company completed the sale of its wholly owned subsidiaries, Logisoft Computer Products Corp. ("LCP") and eStorefronts.net Corp. ("eStorefronts"), who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of the Company's common stock, which were cancelled. The operations from these business segments have been classified as discontinued operations in the accompanying financial statements.

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

B.       ACCOUNTING POLICIES

         Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Maxx Motorsports, Inc. and its wholly owned subsidiary, Team Racing Auto Circuit, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, plans to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of Maxx and TRAC are presented as those of a development stage enterprise, from its inception, May 15, 2001, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The separate operations of Team Sports are not included as a development stage enterprise. The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

         Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Investment securities - Investments are classified into three categories as follows:
            o Trading securities reported at fair value with unrealized gains and losses included in earnings;
            o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;
            o Held-to-maturity securities reported at amortized cost.

         Property and equipment - Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using a straight-line method for financial purposes and an accelerated method for tax purposes based upon the useful lives of the assets.

         Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair value of identifiable net assets at the dates of acquisition. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and estimated future undiscounted cash flows of the underlying businesses.

         Revenue recognition - Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. Revenue from services is recognized when the services are performed.

         Stock option plans - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         Deferred income taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

         Earnings (loss) per common share - Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

         Estimates - Use of estimates and assumptions are made by management in the preparation of the financial statements in conformity with generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



C.       ACQUISITION OF MAXX MOTORSPORTS, INC.

         On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc., a South Carolina corporation, in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and other obligations to third parties that were instrumental to the transaction.

         TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, a playoff race schedule, and a Championship Race. TRAC will incorporate the use of aerodynamically identical cars (Aerostock(TM)), fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value. TRAC intends to attract multiple manufacturers who currently are involved in motorsports worldwide, but may not be currently involved in the major stock car racing series in America.

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

         The acquisition of Maxx Motorsports, Inc. has been accounted for using the purchase method of accounting. Accordingly, the net assets acquired were recorded at fair value at the date of the acquisition. The transaction resulted in goodwill in the amount of $2,932,832, which is being amortized over fifteen years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

              Current assets, excluding cash                      $      50,000
              Property and equipment                                      3,017
              Goodwill                                                2,932,832
              Common stock issued                                    (2,762,500)
              Liabilities assumed                                      (178,136)
                                                                  -------------
                Cash paid in excess of cash received              $      45,213
                                                                  =============

         Unaudited pro forma results of operations from continuing operations for the three-month and six-month periods ended June 30, 2001 and 2000, as if the acquisition had occurred at the beginning of the periods follows:

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                              2001            2000              2001            2000

         Revenues                     $       7,945    $       46,491    $      28,310    $       92,197
                                      =============    ==============    =============    ==============
         Loss from operations         $    (400,453)   $     (129,288)   $    (445,330)   $     (207,001)
                                      =============    ==============    =============    ==============
         Loss per share               $       (.01)    $       (.00)     $       (.01)    $       (.00)
                                      =============    ==============    =============    ==============



D.       MARKETABLE INVESTMENT SECURITIES

         The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2001 is as follows:

                                                                     2001
         Trading securities:
                  Cost                                          $   100,000
                  Unrealized gain                                    68,000
                                                                -----------
                                                                $   168,000
                                                                ===========

         The Company included an unrealized gain in the amount of $68,000 in earnings for the six-month period ended June 30, 2001 and included an unrealized loss in the amount of $8,000 in earnings for the three-month period ended June 30, 2001.


E.       NOTES RECEIVABLE - OFFICER

         In July 2000, the Company entered into a bridge loan with the former Chief Executive Officer of the Company related to the purchase of the officer's principal residence. The remaining balance of this loan in the amount of $144,097, plus accrued interest was repaid in April 2001.


F.       COMMON STOCK OPTIONS AND WARRANTS

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

         The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period after a change in control. The Plan further provides that all options will be forfeited 90 days after employment terminates. All options granted under the Plan were to employees and consultants of LCP and eStorefronts, which were sold on May 15, 2001. Subsequent to June 30, 2001, options to acquire 11,737 shares of the Company's common stock were exercised and the remaining 1,806,463 were forfeited.

         A summary of stock option activity under the Plan during the six months ended June 30, 2001 is as follows:

                                                            Weighted Average
                                              Options        Exercise Price
                                             ---------      ----------------
         Outstanding at December 31, 2000    1,823,450        $        1.30

         Granted                               111,000                 0.46
         Exercised                                   -                    -
         Forfeited                            (116,250)                1.96
                                             ---------
         Outstanding at June 30, 2001        1,818,200        $        1.21
                                             =========       ===============

         The stock options issued under the Plan include 1,376,700 options, which vest ratably over a four-year period (25% per year) and 441,500 options, which vest ratably over a 36-month period.

         The Company applies APB No. 25 and related interpretations in accounting for the stock option plan. Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. The Company recognized $16,787 of stock compensation expense for the six months ended June 30, 2001 relating to these options. The remaining stock compensation expense of $4,737 relates to stock options granted to individuals for services performed.

         As a part of its issue of 28,977,000 shares of its common stock on May 15, 2001 for $7,244,250 in cash, the Company also issued warrants to purchase 14,488,500 shares of its common stock at a purchase price of $1.00 per share.

         Three investors exercised 350,000 Class A warrants prior to their expiration, June 7, 2000, and executed non-interest bearing promissory notes for $350,000 which were originally due December 9, 2000. In November 2000, the Company's Board of Directors extended the due date of these notes until December 9, 2001. In accordance with EITF 85-1, these notes have been recorded as a reduction of equity.

         During the three months ended June 30, 2001, the Company granted common stock options to three employees as part of their employment contracts for a total of 1,000,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. Accordingly no additional compensation expense was recorded, pursuant to APB No. 25. The options vest as follows: 83,333 in three months, 333,332 in six months, 333,334 in twelve months and 250,001 in twenty-four months. The options can vest sooner if certain performance criteria are met.

         SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees and consultants.

         SFAS No. 123 pro forma numbers are as follows for the six-months ended June 30, 2001 and 2000:

                                                    2001          2000

         Actual net loss                    $  (1,699,754)    $    (629,286)
                                            =============     ==============
         Pro forma net loss                 $  (1,719,904)    $    (629,286)
                                            =============     ==============
         Pro forma basic and diluted net
           loss per share                        $  (.04)         $  (.03)
                                                 =======          =======

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At June 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 131.65%, and a weighted average expected life of the options of 1 year.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.


G.       COMMON STOCK

         On June 21, 2001, a majority of the shareholders of the Company, through written consent, approved the increase in authorized common stock of the Company from 60,000,000 shares, par value $.0001 to 500,000,000 shares, par value $.0001. The increase was filed August 6, 2001 with the state of Delaware.

         The Company sold, pursuant to agreement, 28,977,000 shares of its common stock for $7,244,250. The agreement required the Company to prepare and file, within 75 days of the acquisition of Maxx (May 15, 2001), with the SEC a registration statement covering these securities for an offering to be made on a continuous basis pursuant to Rule 415 of the U.S. Securities & Exchange Act. As a result of delays in obtaining certain information from outside parties that was necessary to complete the registration, the registration statement on Form S-3 was filed after the end of the 75 day period, accordingly, the Company has recorded, as issued shares, an additional 2,897,700 common shares, par value $.0001, effective May 15, 2001.

H.       EARNINGS (LOSS) PER SHARE

         At June 30, 2001, all exercisable common stock equivalents (1,818,200 options to purchase common stock) were antidilutive and are not included in the earnings (loss) per share calculations.


I.       INCOME TAXES

         Income tax expense for continuing operations for the six months ended June 30, 2001 and 2000 consists of:

                                                       2001            2000

         Current tax expense:
                  Federal                     $           -    $           -
                  State                                   -            4,153
                                              -------------    -------------
                                                          -            4,153
         Deferred tax expense                             -                -
                                              -------------    -------------
                  Total income tax expense    $           -    $       4,153
                                              =============    =============

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the six months ended June 30, 2001 and 2000:

                                                       2001             2000

         "Normally expected" income tax expense $   (108,500)   $     (10,200)
         State income taxes, net of Federal
           income tax benefit                        (13,100)           4,153
         Valuation allowance                         121,400           10,200
         Other                                           200                -
                                                ------------    -------------
                                                $          -    $       4,153
                                                ============    =============


         The deferred income tax assets at June 30, 2001 are comprised of the following:


                                                     Current        Noncurrent

         Net operating loss                     $     34,800     $           -
         Start-up costs                                    -           109,700
         Marketable equity securities                (23,100)                -
         Valuation allowance                         (11,700)         (109,700)
                                                ------------     -------------
             Net deferred income tax assets     $          -     $           -
                                                ============     =============

H.     DISCONTINUED OPERATIONS

         As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders for 12,000,000 shares of its common stock. Accordingly, no gain or loss was recognized on the transaction, which was completed on May 15, 2001. Operating results for the discontinued operations during the six months ended June 30, 2001 and 2000 were as follows:

                                                                            2001               2000

              Net sales                                                $   2,532,207    $   2,706,273
                                                                       =============    =============
              Loss before income tax benefit                              (1,380,770)        (594,713)
              Income tax expense (benefit)                                         -            1,406
                                                                       -------------    -------------
              Earnings (loss) from discontinued operations
                before minority interest                                  (1,380,770)        (596,119)
              Minority interest                                                    -            1,002
                                                                       -------------    -------------
                Net earnings (loss) from discontinued operations       $  (1,380,770)   $    (595,117)
                                                                       =============    =============


         During the six months ended June 30, 2001, the Company realized a loss from operations of its discontinued operations in the amount of $1,380,770, as compared to a loss in the amount of $595,117 during the same year earlier period. During the three months ended June 30, 2001, the Company realized income from operation of its discontinued operations in the amount of $572, as compared to a loss in the amount of $611,612 during the year earlier period. During the three months ended March 31, 2001, the Company recorded a provision for operating losses to be incurred between the measurement date of March 31, 2001 and the disposal date of May 15, 2001 in the amount of $550,000.

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

         On May 15, 2001, the Company completed acquisition of Maxx for 7,750,000 shares of its common stock. Maxx, through its wholly owned subsidiary, TRAC will own, operate, and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, a playoff race schedule, and a Championship Race. TRAC will incorporate the use of aerodynamically identical cars (Aerostock(TM)), fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value. TRAC intends to attract multiple manufacturers who currently are involved in motorsports worldwide, but may not be currently involved in the major stock car racing series in America.

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

         The operations of Maxx and TRAC are presented as those of a development stage enterprise, from its inception, May 15, 2001. The separate operations of Team Sports are not included as a development stage enterprise.

         DISCONTINUED OPERATIONS

         As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders in exchange for 12,000,000 shares of its common stock. The transaction was also completed on May 15, 2001 and the shares were cancelled.

         During the six months ended June 30, 2001, the Company realized a loss from operations of its discontinued operations in the amount of $1,380,770, as compared to a loss in the amount of $595,117 during the same year earlier period. During the three months ended June 30, 2001, the Company realized income from operation of its discontinued operations in the amount of $572, as compared to a loss in the amount of $611,612 during the year earlier period. During the three months ended March 31, 2001, the Company recorded a provision for operating losses to be incurred between the measurement date of March 31, 2001 and the disposal date of May 15, 2001 in the amount of $550,000.

                           PART II - OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - Not applicable
(b)      Reports on Form 8-K
        (1) The Company filed its Form 8-K dated May 15, 2001 on May 29, 2001 and filed the related Form 8-K/A on July 30, 2001 to report the acquisition of Maxx Motorsports, Inc. and the related sale of its subsidiaries in exchange for its common stock. Financial statements included the audit of Maxx Motorsports, LLC for the years ended December 31, 2000 and 1999, together with a pro forma balance sheet at March 31, 2001 and pro forma statements of operations for the year ended December 31, 2000 and for the three months ended March 31, 2001.
        (2) The Company filed its Form 8-K dated June 25, 2001 and filed June 29, 2001 reporting the dismissal of its former principal accountants, Bonadio & Co., LLP and the engagement of Guest & Company, P.C. as its principal accountants. Financial statements were not filed.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEAM SPORTS ENTERTAINMENT, INC.



     Date: August 17, 2001          By:     /s/ Terry Washburn
                                            ------------------
                                            Terry Washburn
                                            Chief Executive Officer and
                                            Principal Accounting Officer