Form 10QSB
period 2001-09-30
TEAM SPORTS ENTERTAINMENT INC
filed 2001-11-16
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                      For Quarter Ended: September 30, 2001


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2001 was 61,943,312.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


                                      INDEX

                                                                                                              Page
                                                                                                               No.
Part I.        Unaudited Financial Information

       Item 1. Condensed Consolidated:
               Balance Sheet - September 30, 2001                                                                3

               Statements of Operations -                                                                        4
               Three and Nine Months Ended September 30, 2001 and 2000 and
               Development Stage Subsidiary from inception (May 15, 2001), through September 30, 2001

               Statement of Stockholders' Equity -                                                               5
               Nine Months Ended September 30, 2001

               Statements of Cash Flows -                                                                        6
               Nine Months Ended September 30, 2001 and 2000 and Development Stage
               Subsidiary from inception (May 15, 2001), through September 30, 2001

               Notes to Financial Statements -                                                                  7-16
               Nine Months Ended September 30, 2001 and 2000

       Item 2. Management's Discussion and Analysis of Plan of Operation                                        17-19


Part II.       Other Information                                                                                  20




TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheet
September 30, 2001
(Unaudited)



Assets

Current assets
  Cash and cash equivalents                                                                                 $ 6,602,327
  Marketable equity securities                                                                                  132,000
  Inventory                                                                                                       9,000
  Prepaid expenses and other assets                                                                              67,677

                                                                                                  ----------------------
Total current assets                                                                                          6,811,004
Property and equipment, net                                                                                      68,347
Goodwill, net of amortization in the amount of $73,323                                                        2,859,509
Other                                                                                                             4,800
                                                                                                  ----------------------
                                                                                                            $ 9,743,660
                                                                                                  ======================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                                                            $ 126,803
  Accrued expenses                                                                                               44,856
                                                                                                  ----------------------
Total current liabilities                                                                                       171,659

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                                                          -
  Common stock, $.0001 par value; authorized 500,000,000
   shares; issued and outstanding 61,943,312 shares                                                               6,195
  Paid-in capital                                                                                            15,402,526
  Notes receivable from warrant exercise                                                                      (350,000)
  Accumulated deficit                                                                                       (5,486,720)
                                                                                                  ----------------------
Total stockholders' equity                                                                                    9,572,001
                                                                                                  ----------------------
                                                                                                            $ 9,743,660
                                                                                                  ======================

See accompanying notes to condensed consolidated financial statements.





                                       3


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2001 and 2000 and Development Stage
Subsidiary from Inception (May 15, 2001), through September 30, 2001
(Unaudited)

                                                                                                                        Subsidiary -
                                                                                                                       May 15, 2001
                                                                                                                         through
                                         Three Months Ended September 30,            Nine Months Ended September 30,  Sept. 30, 2001
                                             2001                2000                  2001                  2000        (Note B)
Sales and revenues                       $          -      $       38,083       $        28,310        $    130,280  $           -
Cost of goods sold                                  -              13,107                 9,536              60,596              -
                                        -------------- -------------------   -------------------- ------------------ ---------------
  Gross profit                                      -              24,976                18,774              69,684              -
Selling, general and
  administrative expense                      913,606              89,502             1,350,463             171,363       1,080,960
                                        -------------- --------------------  --------------------- ------------------ --------------
    Loss from operations                     (913,606)            (64,526)           (1,331,689)           (101,679)     (1,080,960)
Other income (expense):
  Interest and other income                    77,883               7,137               108,982              14,274           2,291
  Interest expense                               (686)                                     (686)                               (686)
  Unrealized gain (loss) on marketable
    equity securities                         (36,000)                  -                32,000                   -               -
                                         -------------- -------------------- ---------------------- -----------------  -------------
    Total other income                         41,197               7,137                140,296             14,274           1,605
                                         -------------- -------------------- ---------------------- -----------------  -------------
Loss before income taxes and
  discontinued operations                    (872,409)            (57,389)            (1,191,393)           (87,405)     (1,079,355)
Income tax expense                                  -               4,153                      -              8,306               -
                                         -------------- -------------------- ----------------------- ----------------  -------------
Loss from continuing operations              (872,409)            (61,542)            (1,191,393)           (95,711)     (1,079,355)
                                         -------------- -------------------- ----------------------- ----------------  -------------
Discontinued operations:
  Earnings (loss) from operations of
   discontinued operations, before
   income taxes                                     -             (785,380)            (1,380,770)        (1,379,091)             -
 Income tax expense (benefit)                       -                 (694)                    -                 712              -
                                         -------------- --------------------  --------------------- ------------------ -------------

  operations                                        -             (784,686)             (1,380,770)       (1,379,803)             -
                                         -------------- --------------------  --------------------- ------------------ -------------
Net earnings (loss)                      $   (872,409)      $     (846,228)        $    (2,572,163)     $ (1,475,514)  $ (1,079,355)
                                         ============== ====================  ===================== ================== =============

Net earnings (loss) per share,
    basic and diluted
  Continuing operations                  $      (0.01)      $        (0.00)        $         (0.03)      $      (0.00) $      (0.02)
  Discontinued operations                           -                (0.03)                  (0.03)             (0.06)            -
                                        --------------- --------------------  ---------------------- ------------------ ------------
                                         $      (0.01)      $        (0.03)        $         (0.06)      $      (0.06) $      (0.02)
                                        =============== ====================  ====================== ================== ============

Weighted average shares outstanding
  Basic and diluted                         61,936,806           30,954,553              46,628,068         25,516,874   61,935,062
                                        =============== ====================  ====================== ================== ============

See accompanying notes to condensed consolidated financial statements.




                                       4


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2001
(Unaudited)

                                                                                     Notes
                                                                                   Receivable -
                                          Common Stock                   Paid-in     Warrant       Accumulated
                                             Shares       Par Value      Capital     Exercise        Deficit              Total

Balance, December 31, 2000                 30,958,875     $ 3,096     $ 8,788,899 $    (350,000)   $(2,914,557)         $5,527,438
Issuance of common shares for services         48,000           5          14,995             -              -              15,000
Stock based compensation                            -           -          21,524             -              -              21,524
Issuance of common shares for cash         31,886,437       3,189       7,241,804             -              -           7,244,993
Issuance of common shares to acquire
  Maxx Motorsports, Inc.                   11,050,000       1,105       2,761,395             -              -           2,762,500
Shares cancelled in exchange for
  operations discontinued                 (12,000,000)     (1,200)     (3,426,091)                                      (3,427,291)
Net loss                                            -           -               -             -     (2,572,163)         (2,572,163)
                                     -----------------  -----------  ------------- -------------- -------------- -------------------
Balance, September 30, 2001                61,943,312      $ 6,195    $15,402,526  $    (350,000)  $(5,486,720)         $9,572,001
                                     =================  ===========  ============= ============== ============== ===================


See accompanying notes to condensed consolidated financial statements.




                                       5


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000 and Development Stage
Subsidiary from Inception (May 15, 2001), through September 30, 2001
(Unaudited)
                                                                                                               Subsidiary -
                                                                                                              May 15, 2001
                                                                                                                 through
                                                                                                             Sept. 30, 2001
                                                                   2001                    2000                  (Note B)

Cash flows from operating activities
Net earnings (loss)                                           $  (2,572,163)           $(1,475,514)           $  (1,079,355)
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  Loss from discontinued operations, net of tax                   1,380,770              1,379,803                        -
  Depreciation and amortization                                      78,240                  2,400                   76,085
  Unrealized gain from marketable securities                        (32,000)                     -                        -
  Common stock issued for services                                   15,000                      -                        -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable                                                 225                      -                        -
    Inventory                                                         7,990                 (9,000)                       -
    Prepaid expenses and oth                                         14,696                      -                        -
    Accounts payable and acc                                        (31,600)                     -                  (31,906)
                                                     ------------------------ ---------------------- ------------------------
Net cash used by operating a                                     (1,138,842)              (102,311)              (1,035,176)
                                                     ------------------------ ---------------------- ------------------------

Cash flows from investing activities
  Collections of notes receivable - officer                         226,331                      -                        -
  Acquisition of Maxx Motorsports, Inc., net
  of cash acquired                                                  (45,213)                     -                        -
  Proceeds from short-term investments                              133,669                      -                        -
  Capital expenditures                                              (65,827)                (5,020)                 (65,827)
                                                     ------------------------ ---------------------- ------------------------
Net cash provided by (used in) investing activities                 248,960                 (5,020)                 (65,827)
                                                     ------------------------ ---------------------- ------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                          7,244,993                      -                        -
  Collection of notes receivable                                    240,000                      -                        -
  Funds advanced from parent                                              -                      -                1,376,527
  Funds transferred from discontinued operations                      7,216                107,331                        -
                                                     ------------------------ ---------------------- ------------------------
Net cash provided by financing activities                         7,492,209                107,331                1,376,527
                                                     ------------------------ ---------------------- ------------------------
Net increase in cash and cash equivalents from
  continuing operations                                           6,602,327                      -                  275,524
Cash and cash equivalents, beginning of period
  from continuing operations                                              -                      -                    1,791
                                                     ------------------------ ---------------------- ------------------------
Cash and cash equivalents, end of period                      $   6,602,327            $         -            $     277,315
                                                     ======================== ====================== ========================


See accompanying notes to condensed consolidated financial statements.





                                       6

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2001 and 2000
(Unaudited)


A.       ORGANIZATION

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

         Investment securities - Investments are classified into three categories as follows:
              o Trading securities reported at fair value with
                unrealized gains and losses included in earnings;
              o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;
              o Held-to-maturity securities reportedat amortized cost.

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

          Recent accounting pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."

          SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company will adopted this Statement on January 1, 2002 and does not expect any effect on the results of operations or financial position.

          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company will adopt this Statement effective January 1, 2002. The Company does not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 would have been $73,323 less had the Statement been in effect during the current year.


C.       ACQUISITION OF MAXX MOTORSPORTS, INC.

         On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc., a South Carolina corporation, in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and other obligations to third parties that were instrumental to the transaction. The Company valued the 11,050,000 shares issued at $.25 based upon the sale for cash of 28,977,000 shares at $.25.

         TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value. TRAC intends to attract multiple manufacturers who currently are involved in motorsports in North America and worldwide.

         TRAC will be structured as a single-entity league to allow for centralized management, economies of scale in purchasing, strict operational standards and cost controls at the team level. Revenue sharing systems will be enacted to ensure parity and to fairly allocate revenue among teams.

         Initial TRAC funds will be derived through the sales of rights to city/state-based teams. TRAC will seek strategic alliances with companies in the areas of television, sports/entertainment marketing and public relations. Once racing begins, TRAC will generate revenue through event ticket sales, league corporate sponsorships, television and other multimedia contracts, merchandise sales, licensing/royalty fees, team transfer fees, and sales of additional expansion teams.

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

         The acquisition of Maxx Motorsports, Inc. has been accounted for using the purchase method of accounting. Accordingly, the net assets acquired were recorded at fair value at the date of the acquisition. The transaction resulted in goodwill in the amount of $2,932,832, which is being amortized over fifteen years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

              Current assets, excluding cash                     $      50,000
              Property and equipment                                     3,017
              Goodwill                                               2,932,832
              Common stock issued                                   (2,762,500)
              Liabilities assumed                                     (178,136)
                                                                 --------------
                Cash paid in excess of cash received             $      45,213
                                                                  =============

         Unaudited pro forma results of operations from continuing operations for the three-month and nine-month periods ended September 30, 2001 and 2000, as if the acquisition had occurred at the beginning of the periods follows:

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                  2001               2000             2001             2000

         Revenues                           $            -    $      38,083     $      28,310    $     130,280
                                             =============     ============      ============     ============
         Loss from operations               $     (872,409)   $    (135,172)    $  (1,317,739)   $    (342,173)
                                             =============     ============      ============     ============
         Loss per share                     $       (.01)     $       (.00)     $      (.03)     $       (.01)
                                             ============      ============      ===========      ============

D.       MARKETABLE INVESTMENT SECURITIES

         The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2001 is as follows:

                                                                       2001
         Trading securities:
                  Cost                                          $     100,000
                  Unrealized gain                                      32,000
                                                                -------------
                                                                $     132,000

         The Company has classified these securities as trading securities and has included an unrealized gain in the amount of $32,000 in earnings for the nine-month period ended September 30, 2001 and included an unrealized loss in the amount of $36,000 in earnings for the three-month period ended September 30, 2001.


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

         The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period after a change in control. The Plan further provides that all options will be forfeited 90 days after employment terminates. All options granted under the Plan were to employees and consultants of LCP and eStorefronts, which were sold on May 15, 2001. Options to acquire 11,737 shares of the Company's common stock were exercised during the current quarter and the remaining 1,806,463 were forfeited on August 13, 2001. Options to acquire 116,250 shares had previously been forfeited.

         A summary of stock option activity under the Plan during the nine months ended September 30, 2001 is as follows:

                                                                                  Weighted Average
                                                               Options             Exercise Price

         Outstanding at December 31, 2000                      1,823,450                $    1.30

         Granted                                                 111,000                     0.46
         Exercised                                               (11,737)                    0.06
         Forfeited                                            (1,922,713)                    1.21
                                                        ----------------

         Outstanding at September 30, 2001                             -                $       -
                                                        ================                =========

         The Company applies APB No. 25 and related interpretations in accounting for the stock option plan. Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. The Company recognized $16,787 of stock compensation expense for the nine months ended September 30, 2001 relating to these options. The remaining stock compensation expense of $4,737 relates to stock options granted to individuals for services performed.

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

         During the three months ended June 30, 2001, the Company granted common stock options to three employees as part of their employment contracts for a total of 1,000,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. Accordingly no additional compensation expense was recorded, pursuant to APB No. 25. The options vest as follows: 83,333 were vested at September 30, 2001, 333,332 will vest by December 31, 2001, 333,334 will vest by June 30, 2002 and 250,001 will vest by June 30, 2003. The options can vest sooner if certain performance criteria are met.

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

         SFAS No. 123 pro forma numbers are as follows for the nine-month periods ended September 30, 2001 and 2000:

                                                                            2001                2000

         Actual net loss                                             $    (2,572,163)   $     (1,475,514)
                                                                     ================   =================
         Pro forma net loss                                          $    (2,602,388)   $     (1,475,514)
                                                                     ================   =================
         Pro forma basic and diluted net
           loss per share                                                $     (.07)      $      (.06)
                                                                         ===========      ============

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At September 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 131.65%, and a weighted average expected life of the options of 1 year.

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


H.       EARNINGS (LOSS) PER SHARE

         At September 30, 2001, all exercisable common stock equivalents (83,333 options to purchase common stock) were antidilutive and are not included in the earnings (loss) per share calculations.


I.       LETTERS OF CREDIT

         Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties. At September 30, 2001, TRAC had two letters of credit in the amount of $150,000 and $25,000 for use as partial security for an office lease and an equipment lease, respectively. Both letters of credit are currently secured by cash deposits.

J.       DISCONTINUED OPERATIONS

         As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders for 12,000,000 shares of its common stock. Accordingly, no gain or loss was recognized on the transaction, which was completed on May 15, 2001. Operating results for the discontinued operations during the nine months ended September 30, 2001 and 2000 were as follows:

                                                                                  2001               2000
              Net sales                                                    $     2,532,207     $     3,326,518
                                                                           ===============     ===============
              Loss before income tax benefit                                    (1,380,770)         (1,380,093)
              Income tax expense (benefit)                                               -                 712
                                                                           ---------------     ---------------
              Earnings (loss) from discontinued operations
                before minority interest                                        (1,380,770)         (1,380,805)
              Minority interest                                                          -               1,002
                                                                           ---------------     ---------------
                Net earnings (loss) from discontinued operations           $    (1,380,770)    $    (1,379,803)
                                                                           ================    ================

         During the nine months ended September 30, 2001, the Company realized a loss from operations of its discontinued operations in the amount of $1,380,770, as compared to a loss in the amount of $1,379,803 during the same year earlier period. During the three months ended September 30, 2001, the Company had no activity from operation of its discontinued operations as compared to a loss in the amount of $784,686 during the year earlier period.


K.       COMMITMENTS

         On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement. The agreement requires payments aggregating $1,515,000 during Phase I, which is 23 weeks, and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed in 58 weeks. Phase II is currently based upon production of 100 Racing Cars, at a cost of $109,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of repair service.

         TRAC is a party to an operating lease for its office facility. Future minimum lease payments for the remaining term of the lease are as follows: 2001(3 months) - $28,316; 2002 - $114,644; 2003 - $117,406;
         2004 - $120,169; 2005 - $122,931; and 2006 - $62,156.

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

         On May 15, 2001, the Company completed acquisition of Maxx for 7,750,000 shares of its common stock. Maxx, through its wholly owned subsidiary, TRAC will own, operate, and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2003, will consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value. TRAC intends to attract multiple manufacturers who currently are involved in motorsports in North America and worldwide.

         TRAC will be structured as a single-entity league to allow for centralized management, economies of scale in purchasing, strict operational standards and cost controls at the team level. Revenue sharing systems will be enacted to ensure parity and fairly allocate revenue among teams.

         Initial TRAC funds will be derived through the sales of rights to city/state-based teams. TRAC will seek strategic alliances with companies in the areas of television, sports/entertainment marketing and public relations. Once racing begins, TRAC will generate revenue through event ticket sales, league corporate sponsorships, television and other multimedia contracts, merchandise sales, licensing/royalty fees, team transfer fees, and sales of additional expansion teams.

         TRAC's long-term business plan includes expanding its team base not only in North America, but also internationally.

         The Company's current projections include commencing sales of city/state-based teams immediately and use of these proceeds together with existing working capital to complete its business plan.

         Since the acquisition of Maxx and TRAC, the Company has added several experienced leaders to its Board of Directors and Advisors from the industries of sports and entertainment, media, finance, motorsports, government, manufacturing and consumer marketing. Robert Wussler, formerly President of CBS Television and a co-founder of CNN, was named the Chairman of the Board of Directors. The former Turner Sports executive and Raycom Sports President, Terry Hanson, was hired as a senior executive. Proskauer Rose, a leader in sports league organization law, was retained as legal counsel to structure TRAC's single entity league. Carroll Campbell, the former Governor of South Carolina, was named to the Board of Directors as was Cale Yarborough, one of stock car racing's most successful drivers and a three-time NASCAR Winston Cup Champion. Additionally, Charlie Bradshaw, former Chairman of Spartan Foods, was named to the Board of Directors. The company's Board of Advisors added NBA veteran, Carl Scheer, former Invesco Chairman, Wendell Starke and former Dr. Pepper President, Chuck Jarvie.

         In October, the company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott, the company that has produced championship designs in virtually every major form of motorsports, will design and manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars will be designed with the highest safety standards available and will be designed distinctively for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing.

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

         During the nine months ended September 30, 2001, the Company realized a loss from operations of its discontinued operations in the amount of $1,380,770, as compared to a loss in the amount of $1,379,803 during the same year earlier period. During the three months ended September 30, 2001, the Company had no activity from operation of its discontinued operations as compared to a loss in the amount of $784,686 during the year earlier period.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - Not applicable
(b)      Reports on Form 8-K - Not applicable


                                              SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEAM SPORTS ENTERTAINMENT, INC.



     Date: November 15, 2001        By:      /s/ Jon Pritchett
                                             ---------------------------
                                             Jon Pritchett
                                             President


     Date: November 15, 2001        By:      /s/ Terry Washburn
                                             ---------------------------
                                             Terry Washburn
                                             Controller and
                                             Principal Accounting Officer