Form 10KSB
period 2001-12-31
TEAM SPORTS ENTERTAINMENT INC
filed 2002-04-16
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-23100

                         TEAM SPORTS ENTERTAINMENT, INC.
              (Exact name of small business issuer in its charter)

        DELAWARE                                            22-2649848
 (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                        13801 REESE BLVD WEST, SUITE 150,
                       HUNTERSVILLE, NC 28078 (Address of
                        principal executive offices) (Zip
                                      Code)

                           1111 SOUTH MAIN, SUITE 127,
                     GRAPEVINE, TX 76051 (Former address of
                     principal executive offices) (Zip Code)

                    Issuer's telephone number (704) 992-1290

         Securities registered under Section 12(b) of the Exchange Act:
                         COMMON STOCK, $.0001 PAR VALUE
                              (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]; No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $28,310

As of February 28, 2002, the registrant had outstanding 62,468,312 shares of its Common Stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 28, 2002, was approximately $44,416,000 based on the closing price on the OTC:Bulletin Board on that date. (See Item 5).

                      DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

                         TEAM SPORTS ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

Item 1            Description of Business
Item 2            Description of Property
Item 3            Legal Proceedings
Item 4            Submission of Matters to a Vote of Security Holders

                                     Part II
Item 5            Market for Common Equity and Related Stockholder Matters
Item 6            Management's Discussion and Analysis or Plan of Operation
Item 7            Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    Part III
Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act
Item 10           Executive Compensation
Item 11           Security Ownership of Certain Beneficial Owners and Management
Item 12           Certain Relationships and Related Transactions
Item 13           Exhibits and Reports on Form 8-K

ITEM 1            DESCRIPTION OF BUSINESS
(a)  Business Development

Team Sports Entertainment, Inc. (the "Company" or "TSPT"), is a holding company with one wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx"). Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") plans to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. On May 15, 2001, TSPT changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc. in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for $825,000 of Maxx's liabilities. The liabilities consisted of $450,000 for cash advances and loans made to Maxx and $375,000 for consulting fees incurred. In addition, the Company completed the sale of its wholly owned subsidiaries, Logisoft Computer Products Corp. ("LCP") and eStorefronts.net Corp. ("eStore"), who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of the Company's common stock, which was cancelled.

Team Sports Entertainment, Inc., a Delaware corporation, was originally incorporated on July 25, 1985 as Horizon Capital Corp. and was known as Reconversion Technologies, Inc. ("Reconversion") until May 1, 2000 at which time the name was changed to Logisoft Corp.

Keystone Laboratories, Inc. ("Keystone"), a Delaware corporation organized on July 20, 1987 was acquired by Reconversion on November 20, 1997. Keystone is a forensic urine drug screening and confirmatory testing laboratory.

On March 10, 2000 Reconversion acquired 100% of Logisoft Computer Products Corp. ("LCP"), a New York corporation and 100% of eStorefronts.net Corp., an affiliate of LCP, in exchange for 12,000,000 shares of Reconversion Common Stock.

On March 9, 2000, as a requirement of the purchase on March 10, 2000, Reconversion completed the sale of its wholly owned subsidiary, Keystone for a $720,000 non-interest bearing note payable in twelve monthly payments of $60,000. Joel Holt, President and Chairman of the Board of Directors of both Reconversion and Keystone, at the time, was the purchaser. Reconversion also completed the sale of 5,500,000 shares of its Common Stock on March 9, 2000 for $5,500,000 cash. The shares sold included 2,750,000 shares from the exercise of warrants and 2,750,000 newly issued shares.


(b)  Business of Issuer

On May 15, 2001, the Company completed the acquisition of Maxx. Maxx, through its wholly owned subsidiary, TRAC plans to develop, own, operate, and sanction an automotive racing league (the "League") designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2003, will consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards intended to increase parity among the teams without diminishing the entertainment value.

TRAC intends to initially enter into Operating Agreements with up to ten third parties (the "Local Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams, ticket sales, and parking and concession revenue for the races and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original 10 teams ("expansion fees"). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales, parking and concession revenue and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the expansion fees paid to TRAC.

Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. We expect that our races will be shortened from the 4-5 hour window of current stock car races to a 3-hour window that is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American muscle cars, will be approximately 600 pounds lighter than a NASCAR Winston Cup car and will have considerably more down-force, which should result in better handling, more passing and more intense racing than the NASCAR Winston Cup.

TRAC hopes that certain characteristics of its league will tap into a new potential fan base for motorsports. The traditional stock car fan base is less than 20% of the U.S. population, is concentrated in rural areas in the Southeastern portion of the United States and has lower income levels than the fans of major team sports. TRAC's league format will put focus on city/regional affinities and provide a business and sports model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business and sports model should appeal to a portion of the broader audience of sports fans, which generally is more affluent and more appealing to national advertisers than the traditional stockcar motorsports audience.

Our cars are currently being designed and developed by Riley & Scott Race Cars as described below, but the prototypes have not yet been completed. We also have not yet entered into Operating Agreements with any team owners, although we are meeting with potential owners. Accordingly, there can be no assurances that our expectations with respect to the League will be met.

TRAC has narrowed its list to 26 potential markets. We expect to have 10 markets with teams for the initial race season in 2003. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We hope to make Local Operator and market announcements beginning in the second quarter of 2002 and continuing until the fourth quarter of 2002.

TRAC is currently in discussions seeking a national network to televise its races beginning with the 2003 season.

There can be no assurance that TRAC will be successful in entering into Operating Agreements with 10 Local Operators, in entering into a national television contract on satisfactory terms or in launching in 2003.

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

In October 2001, the Company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott Race Cars, the company that has produced championship designs in virtually every major form of motorsports, will design and manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars will be designed with high safety standards and will be designed distinctively for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing. The agreement between TRAC and Riley & Scott requires payments aggregating approximately $1,500,000 during Phase I, which is 23 weeks and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed within 58 weeks. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase I will be financed by the Company's cash on hand; Phase II is expected to be funded by cash on hand and fees expected to be received under Operating Agreements expected to be entered into with Local Operators.

                                    EMPLOYEES

At December 31, 2001 the Company had eleven full-time employees and one part-time employee. The part-time employee and one of the full-time employees were Directors who were being paid consulting fees for services provided in addition to their duties as Directors.



ITEM 2.           DESCRIPTION OF PROPERTY

Team Racing Auto Circuit is a party to an operating lease for its office facility in Huntersville, North Carolina. Future minimum lease payments for the remaining term of the lease are as follows: 2002 - $114,644, 2003 - $117,406, 2004 - $120,169, 2005 - $122,931, and 2006 - $62,156.


ITEM 3.           LEGAL PROCEEDINGS

The Company is not currently a party to any litigation.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $0.0001 par value common stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TSPT." Prior to May 18, 2001, the Company was quoted on the OTCBB under the symbol "LGST" and prior to May 1, 2000, we were quoted on the OTCBB under the symbol "RTTK."

The following tables set forth the quarterly high and low daily bids for our Common Stock as reported by the OTCBB for the two years ended December 31, 2001. The bids represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                           High             Low

2001
----
Fourth Quarter                                                         $     .75      $      .18
Third Quarter                                                          $     .95      $      .43
Second Quarter                                                         $    2.14      $      .31
First Quarter                                                          $     .81      $      .31

2000
----
Fourth Quarter                                                         $    1.16      $      .28
Third Quarter                                                          $    2.44      $      .84
Second Quarter                                                         $    5.00      $     1.81
First Quarter                                                          $    6.88      $     1.06


The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Holders

At December 31, 2001 there were 566 holders of record of the Company's Common Stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its Common Stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In May 2001 the Company sold 28,977,000 shares of its common stock together with warrants to purchase an additional 14,488,500 shares at $1.00 per share to 24 accredited and sophisticated investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on Rule 4(2).


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: the number of and actual terms of the Operating Agreements with Local Operators; the actual terms of any television contract to broadcast TRAC races and/or agreement with respect to other revenue streams; any leases for racing venues; TRAC's ability to attract and retain talented drivers at reasonable cost, changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

On May 15, 2001, the Company completed the acquisition of Maxx. Maxx, through its wholly owned subsidiary, TRAC plans to develop, own, operate, and sanction an automotive racing league (the "League") designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2003, will consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.

TRAC intends to initially enter into Operating Agreements with up to ten third parties (the "Local Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams and ticket sales, for the races and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original 10 teams ("expansion fees"). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales, and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the expansion fees paid to TRAC.

Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. We expect that our races will be shortened from the 4-5 hour window of current stock car races to a 3-hour window that is more consistent with traditional team sports. Our business plan contemplate that cars will be based on silhouettes of popular American muscle cars, will be approximately 600 pounds lighter than a NASCAR Winston Cup car and will have considerably more down-force, which should result in better handling, more passing and more intense racing than the NASCAR Winston Cup.

TRAC hopes that certain characteristics of its league will tap into a new potential fan base for motorsports. The traditional stock car fan base is less than 20% of the U.S. population, is concentrated in rural areas in the Southeastern portion of the United States and has lower income levels than the fans of major team sports. TRAC's league format will put focus on city/regional affinities and provide a business and sports model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business and sports model should appeal to a portion of the broader audience of sports fans, which generally is more affluent and more appealing to national advertisers than the traditional racecar motorsports audience.

Our cars are currently being designed and developed by Riley & Scott Race Cars as described below, but the prototypes have not yet been completed. We also have not yet entered into Operating Agreements with any team owners, although we are meeting with potential owners. Accordingly, there can be no assurances that our expectations with respect to the League will be met.

TRAC has narrowed its list to 26 potential markets. We expect to have 10 markets with teams for the initial race season in 2003. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We hope to make Local Operator and market announcements beginning in the second quarter of 2002 and continuing until the fourth quarter of 2002.

TRAC is currently in discussions seeking a national network to televise its races beginning with the 2003 season.

There can be no assurance that TRAC will be successful in entering into Operating Agreements with 10 Local Operators, in entering into a national television contract on satisfactory terms or in launching in 2003.

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

In October 2001, the Company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott Race Cars, the company that has produced championship designs in virtually every major form of motorsports, will design and manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars will be designed with high safety standards and will be designed distinctively for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing. The agreement between TRAC and Riley & Scott requires payments aggregating approximately $1,500,000 during Phase I, which is 23 weeks and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed within 58 weeks. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines.

TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase I will be financed by the Company's cash on hand; Phase II is expected to be funded by cash on hand and fees expected to be received under Operating Agreements expected to be entered into with Local Operators.

As of December 31, 2001, the Company had cash on hand of approximately $4.7 million. Since the first racing season will begin in 2003, during 2002 the Company's only source of revenue (other than interest income) will be fees payable by Local Operators who execute Operating Agreements with TRAC. During 2002, the Company's principal costs and expenses will be personnel and operating costs involved in organizing the League and preparing for its first racing season and payments to Riley & Scott for racing car development and production and payments for engines and haulers. Personnel and operating costs are expected to approximate $6.8 million, and payments for car development, car purchases, haulers and engines are expected to approximate $11.3 million, or an aggregate of approximately $18.1 million in costs and expenses. In addition, the Company may be required to post deposits under track leases. Therefore, the Company's projected expenses during 2002 will exceed the Company's cash on hand as of December 31, 2001 by approximately $13.4 million. The Company projects that it has cash on hand to fund its operations, as currently structured, only through approximately June 15, 2002.

On August 25, 2001, the Company entered into an agreement in principle with Mr. Miller, under which Mr. Miller would become the Local Operator of a racing market. Under the terms of the agreement in pricipal, Mr. Miller would pay $100,000 plus the cost of the nine racing cars and three haulers (approximately $2.3 million), to obtain the operating rights for the team. Mr. Miller had previously purchased 4.4 million shares of the Company's Common Stock for $1,000,000.

The Company expects each Local Operator (other than Mr. Miller) to pay $8.5 million for the rights under its Operating Agreement and for the first nine cars and three haulers needed by each team, of which $2.5 million will be payable on signing and the remaining $6 million will be payable over approximately 4 years. A substantial finder's fee may be payable if a Local Operator is introduced to the Company by a duly authorized third party. A significant portion of the $8.5 million payments also may be subject to tax. In addition, the Company expects each Local Operator will purchase $2.5 million of the Company's Common Stock at fair market prices; but not less than $1.00 per share.

Therefore, the Company projects that to meet its expenses as set forth above it must enter into at least three Operating Agreements during 2002 on substantially the terms expected (including the purchase of shares of the Company's Common Stock) and must enter into its first Operating Agreement before June 15, 2002 (excluding in each case the Operating Agreement with Mr. Miller). The Company is in negotiations with several potential Local Operators, but the Company currently has no binding agreement with any Local Operator. There can be no assurances that the Company will be able to enter into at least three such Operating Agreements during 2002 or one such Operating Agreement before June 15, 2002; if the Company is unable to do so, it will either seek to raise additional capital or to reduce the number of cars produced by Riley & Scott or, if it is able to renegotiate its agreement with Riley & Scott, restructure the payments to Riley & Scott or otherwise reduce expenses. In addition, the Company will have significant expenses in 2003 prior to the start of the racing season, including an additional payment to Riley & Scott of approximately $7.2 million if the Company purchases all 100 racing cars, which will require the Company to generate substantial additional revenue. There can be no assurances that the Company will have sufficient funds to continue operations or successfully complete its business plan.

                          CRITICAL ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Companies will adopt this Statement effective January 1, 2002 and do not expect to record an impairment loss as a result of the initial application of this Statement.


ITEM 7.           FINANCIAL STATEMENTS

The Consolidated Financial Statements of Team Sports Entertainment, Inc. and Subsidiary, together with the report thereon of Guest & Company, P.C. dated February 22, 2002 for the year ended December 31, 2001 and the report of Bonadio & Co., LLP dated February 8, 2001 (except for discontinued operations, reclassifications and revisions as to which the date is April 13, 2001) for the year ended December 31, 2000 is set forth on pages F-1 through F-26 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed its former principal accountants, Bonadio & Co., LLP of Rochester, New York and engaged Guest & Company, P.C. of Tulsa, Oklahoma, as its principal accountants. The change was made effective June 25, 2001 and reported on Form 8-K dated June 25, 2001 and filed June 29, 2001.

During the two most recent fiscal years of the Company and the subsequent interim period until June 25, 2001, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.


The report of the former principal accountants on the financial statements of the Company for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by the Board of Directors of the Company.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                     POSITION OR OFFICE             ELECTED/
NAME                             AGE  WITH THE COMPANY              APPOINTED

Robert Wussler*                  65   Director                        2001
William G. Miller                55   Director, CEO effective 1/1/02  2001
Dr. Terry Washburn               48   Director, CEO until 12/31/01    2001
Jon Pritchett                    35   Director, President             2001
Carroll Campbell                 61   Director                        2001
Cale Yarborough                  62   Director                        2001
Danny Ford*                      53   Director                        2001
Charles Bradshaw*                65   Director                        2001
Terry Hanson                     54   Executive Vice President        2001

* Members of the Audit Committee.


ROBERT WUSSLER -. Currently, Mr. Wussler runs The Wussler Group, an international media consultancy focused on developing television and internet properties, electronic commerce and convergence technologies. Previously, Mr. Wussler was involved in several international entrepreneurial ventures, following which; he became President and CEO of ABC Affiliate Enterprises. Mr. Wussler also spent 21 years at the CBS Television Network rising to the position of President of CBS Sports and eventually was named President of CBS. In 1980, Mr. Wussler joined Ted Turner as a co-founder of CNN where he helped enfranchise Turner Broadcasting as a major power by acquiring high-profile sports and entertainment properties including the NBA, NFL, the Goodwill Games and exclusive movie packages. For almost 10 years, he oversaw the growth of SuperStation TBS as its President and, in 1988, he was instrumental in the founding of TNT.

WILLIAM G. MILLER - Mr. Miller currently serves as chairman of the board of Miller Industries, Inc., which he founded in 1990. During its initial year of operations, Miller Industries acquired Challenger Wrecker Manufacturing, Holmes International and Century Wrecker Corporation. In 1994 Miller Industries became a publicly traded company and is today traded on the NYSE (symbol "MLR"). Prior to 1990, Mr. Miller worked for several Fortune 500 companies, including Bendix Corporation, Wheelabrator-Frye, Inc. and finally the Signal Companies, Inc. where he was a group vice-president with operating responsibilities for multiple companies. Mr. Miller holds a BSE degree in industrial engineering and an MBA from the University of Michigan.

TERRY WASHBURN - Is the President of Eurovest, Inc., ("Eurovest") a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. Dr. Washburn also serves on the Board of Directors of SGD Holdings, Ltd. and Premier Concepts, Inc.

JON PRITCHETT - Before joining Team Sports Entertainment, Inc., Mr. Pritchett was a partner, Sr. Vice President and Chief Marketing Officer at ScheerGame Sports Development, LLC, the nation's first company to offer integrated development services (investment banking, construction, sales and marketing and team/league consulting) to municipalities, developers, team owners and universities for developing sports and entertainment venues. Prior to joining ScheerSports, Mr. Pritchett was employed by Host Communications USA/Streetball International where he served as Vice President of National Sales for the Southeast.

CARROLL CAMPBELL - During his political career, Mr. Campbell served as Governor of South Carolina for two terms and served in the U.S. Congress for eight years. As Governor, he was recognized for his leadership in the areas of jobs creation, economic growth, and educational reform. In his second term as Governor, he served as chairman of the National Governors' Association. While in Congress, he served on the Ways and Means, Appropriations, and Banking Committees. Mr. Campbell also serves on the Board of Directors of Fluor, AVX, Norfolk Southern, Wackenhut and the Boy Scouts of America.

CALE YARBOROUGH - Mr. Yarborough has an impressive 14.87 winning percentage winning 83 of 558 stock car races. His 83 wins are fifth on the all-time list. He also won 70 poles, third on the all-time list. He is the only driver to win the Grand National (now Winston Cup) championship three years in succession (1976-78) and the only champion (1977) to be running at the finish of every race. In 1987, he formed Cale Yarborough Motorsports, a NASCAR racing team. He owned and operated his NASCAR Winston Cup Team for another 14 years.

DANNY FORD - Following an All-SEC college career at the University of Alabama, Mr. Ford was an assistant coach at Alabama and Virginia Tech. He went to Clemson as an assistant in 1977 becoming head coach the last game of 1978, and in 1981 at the age of 33, led them to a national championship. He left Clemson in 1990, and in 1993 he became the head coach at the University of Arkansas where he coached for five years. Mr. Ford serves on the Board of Directors for Mountain Bank in Hendersonville, NC. The Governor of South Carolina appointed Ford to serve on the Board of Directors for the South Carolina Department of Natural Resources.

CHARLES BRADSHAW - Mr. Bradshaw brings over 30 years of business management experience to Team Sports & Entertainment, Inc. Bradshaw served as Chairman of the Board/President of Spartan Food Systems from 1969-1986. He, and partner Jerry Richardson, built Spartan Foods into a franchise giant in American food stores. In 1980, Bradshaw became Senior Vice President for Food Services with Transworld Corporation. From 1984-1986, Bradshaw served as President/COO of Transworld Corporation, a company including Hilton Hotels, TWA Airlines, and others. Bradshaw currently serves as President of Bradshaw Investments, Inc., a company he founded in 1986. He also serves on the Board of Directors for; Sonoco Products, Linville Resorts Inc., Textile Hall Corporation, and Spartanburg Regional Medical Center Foundation.

TERRY HANSON - Mr. Hanson is a veteran sports executive and was named Executive Vice-President of TRAC in June 2001. Mr. Hanson owns and operates Hanson Enterprises which specializes in Sports Media Consulting. His client list includes Infinity Radio, John Boy and Billy Radio Network, USKIDS Golf, Inc., ESPN Golf and assorted broadcast talent that he represents in contract negotiations. Mr. Hanson was Vice-President for Sports at Turner Broadcasting from 1978-84 and served as Broadcast Chief and President of PGA Tour Productions from 1984 through 1991. He relocated to Charlotte, North Carolina in 1991 as President of the Raycom Management Group and held that post until Hanson Enterprises was formed in 1995.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the fiscal year ended December 31, 2001, Mr. Miller, Mr. Washburn, Mr. Wussler, Mr. Pritchett, Mr. Campbell, Mr. Yarborough, Mr. Bradshaw and Mr. Ford (collectively the "Directors") each omitted filing their respective Form 3's to report when they became reporting persons and each omitted filing their respective Form 4's to report their receipt of options on December 12, 2001. Each of the Directors has filed Form 5's with the SEC for the fiscal year ended December 31, 2001.

ITEM 10.          EXECUTIVE COMPENSATION


The following table shows the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2001.

                SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                                 Other annual
Name and principal position     Year       Salary    Bonus       compensation

William G. Miller (1)           2001            -        -           $200,000
(CEO from 1/1/02)

Terry Washburn (2)              2001            -        -            $27,500
(CEO from 5/15/01
to 12/31/01) CFO

Jon Pritchett (3)               2001     $100,004       -              $5,500
(President from 5/15/01)

Robert Wussler (4)              2001           -        -             $37,500
(Chairman of Board
from 5/15/01)

Cale Yarborough (5)             2001          -         -             $171,250
(Consultant from 5/15/01,
Director)

Robert Lamy (6) (7)             2001    $44,792         -                    -
(CEO from 11/8/00 to            2000   $110,911         -                    -
5/15/01) President              1999    $45,114  $166,700               $6,000

Dave Wilkerson (8)              2000    $70,303         -              $55,293
(CEO 6/1/00 to
11/8/00)

(1) Other annual compensation includes amounts paid pursuant to Mr. Miller's employment contract for consulting services performed from September 1, 2001 through December 31, 2001.

(2) Other annual compensation includes amounts paid to Mr. Washburn for consulting services performed from May 15, 2001 through December 31, 2001.

(3) Other annual compensation includes amounts paid to reimburse Mr. Pritchett for moving expenses. (4) Other annual compensation includes consulting fees paid to Mr. Wussler for services performed from May 15, 2001 through December 31, 2001.

(5) Other annual compensation includes $81,250 in consulting fees paid Mr. Yarborough for services performed from May 15, 2001 through December 31, 2001 and a payment in the amount of $90,000 to settle a lease for property which TRAC elected not to occupy.
(6) In 1999, the Company paid a $6,000 initiation fee for Mr. R. Lamy's membership to Locust Hill Country Club.
(7) The amounts included as bonus paid to this executive and shareholder of LCP relate to compensation paid as a part of the acquisition of LCP in May 2000.
(8) Other annual compensation includes compensation paid to Mr. Wilkerson for consulting services performed prior and subsequent to his role as chief executive officer.


               SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                                             Securities
                                                             Underlying
                                                              Options/
Name and principal position     Year                       SAR's (shares)

William G. Miller (1)           2001                         4,000,000
(CEO from 1/1/02)

Terry Washburn                  2001                           650,000
(CEO from 5/15/01
to 12/31/01) CFO

Jon Pritchett                   2001                         1,000,000
(President from 5/15/01)

Robert Wussler                  2001                         1,500,000
(Chairman of Board of
Directors from 5/15/01)

Cale Yarborough                 2001                           500,000
(Consultant from 5/15/01,
Director)

Robert Lamy                     2001                              N/A
(CEO from 11/8/00 to            2000                              N/A
5/15/01) President              1999                              N/A

Dave Wilkerson                  2000                              N/A
(CEO 6/1/00 to 11/8/00)

(1) Includes option to acquire 1,000,000 shares of Team Sports Common Stock at a price of $.35 per share (the trading price on the effective date of the grant) which is contingent upon TRAC beginning its first race with a minimum of eight racing teams by July 1, 2003.

The officers noted in the above tables also receive a standard package of medical, dental and life insurance, vacation and other benefits. The Board of Directors deliberates compensation matters to the extent they are not delegated to the CEO.

The following table sets forth information concerning the grant of stock options to each of the named executive officers in fiscal year 2001:


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                           Number of
                           Securities   % of Total
                          Underlying   Options/SARs      Exercise
                            Options/    Granted to         or Base
                             SARs      Employees in        Price     Expiration
Name                       Granted(#)  Fiscal Year      ($/Share)       Date

William G. Miller (1)     2,500,000       22.01%         $0.35      12/1/11
                            500,000         4.4%         $1.00      12/1/11
                          1,000,000         8.8%         $0.35      12/1/11

Terry Washburn              150,000        1.32%         $0.38      5/11/04
                            500,000         4.4%         $1.00     12/12/11

Jon Pritchett               500,000         4.4%         $1.00      5/15/04
                            500,000         4.4%         $1.00     12/12/11

Robert Wussler            1,000,000         8.8%         $0.38      5/15/06
                            500,000         4.4%         $1.00     12/12/11

Cale Yarborough             500,000         4.4%         $1.00     12/12/11

Robert Lamy                    N/A

Dave Wilkerson                 N/A


(1) Mr. Miller's option to acquire 1,000,000 shares of Team Sports Common Stock at a price of $.35 per share (the trading price on the effective date of the grant) is contingent upon TRAC beginning its first race with a minimum of eight racing teams by July 1, 2003.

The following table sets forth information with respect to the named executive officers concerning unexercised options held as of the end of fiscal year 2001:


                        FISCAL YEAR-END OPTION/SAR VALUES
                        ---------------------------------

                                                      Number of
                                                     Securities     Value of
                                                     Underlying    Unexercised
                                                     Unexercised   In-the-Money
                                                     Options/SARs  Options/SARs
                         Shares                     at FY-End (#)  at FY-End ($)
                         Acquired
                           On           Value       Exercisable/   Exercisable/
Name                    Exercise (#)  Realized ($)  Unexercisable  Unexercisable

William G. Miller (1)            -           -         5,000,000      $925,000
                                 -           -         1,000,000      $370,000

Terry Washburn (2)               -           -           650,000       $51,000
                                 -           -                 -             -

Jon Pritchett (3)                -           -         1,350,000             -
                                 -           -                 -             -

Robert Wussler (4)               -           -         1,500,000      $340,000
                                 -           -                 -             -

Cale Yarborough                  -           -           500,000             -
                               -----       ----        ---------      --------

The value of the unexercised in-the-money options is based on the year end closing price for the common stock of $0.72.

(1) Mr. Miller's exercisable options include an option for 2,500,000 shares which is in-the-money and a warrant for 2,000,000 shares and an option for 500,000 shares with an exercise price of $1.00 which are not in-the-money.
(2) Mr. Washburn's exercisable options include an option for 150,000 shares which is in-the-money and an option for 500,000 shares with an exercise price of $1.00 which is not in-the-money.
(3) Mr. Pritchett's exercisable options include a warrant for 350,000 shares from his share of ownership of MAXX TRAC, LLC.

(4) Mr. Wussler's exercisable options include an option for 1,000,000 shares which is in-the-money and 500,000 shares with an exercise price of $1.00 per share which is not in-the-money.

Mr. Miller in his position as Chief Executive Officer has an employment agreement with Team Sports, which provides, among others, the following: Initial term of sixteen months from the effective date of January 1, 2002; compensation of $50,000 per month to commence as of September 1, 2001 when Mr. Miller became a consultant for Team Sports (payable $200,000 on December 1, 2001, $300,000 on January 3, 2002 and $500,000 on July 1, 2002); in the event TRAC shall begin its first race with a minimum of eight racing teams by July 1, 2003 and Mr. Miller was employed as CEO for a period of at least twelve months, Mr. Miller shall receive a bonus of $1,000,000 and his option to acquire 1,000,000 shares of Team Sports at $0.35 per share will vest; Mr. Miller will immediately vest in an option to acquire 2,500,000 shares of Team Sports Common Stock at $0.35 per share;
Mr. Miller will immediately vest in an option to acquire 500,000 shares of Team Sports Common Stock at $1.00 per share; reimbursement of ordinary and necessary business expenses including use of Mr. Miller's private aircraft; and other standard benefits and conditions. In addition, Mr. Miller may terminate his employment at any time and become an independent consultant to the Company (available up to 30 days per year) and continue to receive the $50,000 per month compensation.

Mr. Pritchett in his position as President and Chief Operating Officer has an employment agreement with Team Sports, which provides, among others, the following: initial term of two years with a one-year evergreen provision; compensation of $150,000 per year initially with annual increases approved by the Board of Directors; stock option for 500,000 shares at an exercise price of $1.00 per Common Share, vesting 1/3 in six months, 1/3 in twelve months and the remaining 1/3 in twenty-four months, subject to performance based escalation; reimbursement of ordinary and necessary business expenses; and reimbursement of moving expenses.

Non-employee Directors are paid in the amount of $1,500 for each quarterly board meeting they attend except Mr. Wussler receives $50,000 per year for serving as a director and assisting in the negotiation of a national television agreement. Mr. Wussler may also receive additional options to purchase shares of the Company's Common Stock at $1.00 per share based on the terms of the network television agreement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of February 28, 2002, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities. As of February 28, 2002, there were 62,468,312 shares of the Company's common stock outstanding.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   TITLE         NAME AND ADDRESS                AMOUNT AND NATURE
    OF             OF BENEFICIAL                  OF BENEFICIAL        % OF
   CLASS              OWNER                          OWNER             CLASS


Common        Westlake   Holdings,LLC (1)           6,000,000          9.32%
              800 West Main Street
              Lake City, SC  29560

Common        Piedmont Orange Investments, LLC (2)  4,560,000          7.14%
              800 West Main Street
              Lake City, SC  29560

Common        VenCap Opportunities Fund, L.P. (3)   4,340,000          6.82%
              125 Townpark  Drive,
              Suite 300 Kennesaw, GA  30144

Common        VFTC FBO Wendell M Starke, IRA (4)    3,360,000          5.29%
              4300   Paces   Ferry
              Road, Suite 500
              Atlanta, GA  30339

Common        Bill Bradshaw (5)                     3,212,500          5.14%
              2805 Millwood Avenue
              Columbia, SC  29205

Common        MAXX TRAC, LLC (6)                    3,200,000          5.04%
              3 Ivy Log Court
              Greenville,       SC
29609

(1)  Includes warrant for 1,875,000 shares of Common Stock
(2)  Includes warrant for 1,425,000 shares of Common Stock
(3)  Includes warrant for 1,200,000 shares of Common Stock
(4)  Includes warrant for 1,050,000 shares of Common Stock
(5)  Bill Bradshaw is the son of Charles Bradshaw
(6)  Includes warrant for 1,000,000 shares of Common Stock

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Officers who are not Directors of the Company, as a group, as of February 28, 2002, the most recent practicable date. As of February 28, 2002, there were 62,468,312 shares of the Company's common stock outstanding.

                        SECURITY OWNERSHIP OF MANAGEMENT

TITLE  NAME AND ADDRESS                    AMOUNT AND NATURE
 OF      OF BENEFICIAL                       OF BENEFICIAL            % OF
CLASS        OWNER                              OWNER                 CLASS

Common        Robert Wussler #                  2,200,000              3.43%
              7904 Sandalfoot Drive
              Potomac, MD  20854

Common        William G.  Miller #(1)          8,900,000              13.19%
              Alpharetta,  GA 30072

Common        Terry Washburn # (2)               650,000               1.03%
              1111   South   Main,Suite 217
              Grapevine, TX  76051

Common        Jon Pritchett # (3)              1,404,166               2.22%
              13801   Reese  Blvd.
              West, Suite 150
              Huntersville, NC 28078

Common        Carroll Campbell #                 500,000               0.79%
              C/O ACLI
              1001    Pennsylvania Ave.
              Washington, DC 20004

Common        Cale Yarborough #                1,045,000               1.66%
              2723 W. Palmetto St.
              Florence, SC  29501

Common        Danny Ford # (4)                   650,000               1.03%
              833  Bishop Branch Rd.
              Central, SC  29630

Common        Charles Bradshaw#(5)              2,900,000              4.61%
              333 Meeting St.
              Georgetown, SC 29440

              All officers and directors
              as a group (8 persons)            18,249,166            24.87%

     # Includes option for 500,000 shares received as a Director.

(1) Includes 200,000 shares owned by a trust, of which Mr. Miller serves as trustee, for Christopher C. Miller, Mr. Miller's minor son and includes warrant for 2,000,000 shares. Includes options for 2,500,000 shares in addition to option received as a Director.
(2) Includes option for 150,000 shares in addition to option received as a Director.
(3) Includes option for 166,666 shares pursuant to Mr. Pritchett's employment contract in addition to option received as a Director. Mr. Pritchett, through his share of ownership of MAXX TRAC, LLC, has a warrant to purchase 350,000 shares.
(4) Includes 150,000 shares which is Mr. Ford's share of a partnership of which he is a member.
(5) is owned and controlled by Mr. Bradshaw and includes warrant for 750,000 shares also owned by Bradshaw Investments, Inc.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2000, the Company entered into a bridge loan with the former Chief Executive Officer of the Company to purchase the officer's principal residence. The residence and 533,000 shares of Company stock collateralized the amount loaned of $226,895. During the term of the loan, monthly payments of $1,647, including interest at 8.25%, were due with a balloon payment due on January 17, 2001. The loan was repaid in full in April 2001.

On March 7, 2000, the Company entered into an agreement for the sale of Keystone Laboratories, Inc. ("Keystone"), a drug screening and confirmatory testing laboratory business, to its former president and a director for a $720,000 promissory note. The sale of Keystone was a condition precedent to completing the transactions with LCP and eStore. The note was repaid in full in May 2001.


ITEM 13.          EXHIBITS AND
                  REPORTS ON FORM
                                       8-K

a)   Exhibits - See Exhibit Index at Page 26.

b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended December 31, 2001.b)

                                   SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEAM SPORTS ENTERTAINMENT, INC.


April 12, 2002                   /s/ William G. Miller
                                 ---------------------
                                 William  G.  Miller, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 12, 2002                   /s/ William G. Miller
                                 ---------------------
                                 William  G. Miller, Chief Executive Officer,
                                 Director

April 12, 2002                   /s/ Terry Washburn
                                 ------------------
                                 Terry  Washburn,  Chief  Financial Officer,
                                 Principal Accounting  Officer,
                                 Director

April 12, 2002                   /s/ Robert Wussler
                                 ------------------
                                 Robert Wussler,  Chairman of Board of Directors

April 12, 2002                   /s/ Jon Pritchett
                                 -----------------
                                 Jon  Pritchett, President and Director

April 12, 2002
                                 --------------------
                                 Carroll Campbell, Director

April 12, 2002
                                 -------------------
                                 Cale Yarborough, Director

April 12, 2002                   /s/ Charles Bradshaw
                                 --------------------
                                 Charles Bradshaw, Director

April 12, 2002
                                 --------------
                                 Danny Ford, Director

OBTAINED FROM TEAM SPORTS ENTERTAINMENT, INC. (FORMERLY LOGISOFT CORP.) (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

(The foregoing is not applicable to the original(s) hereof.)


                                  EXHIBIT INDEX
Securities and
Exchange
Commission                                                               Page
Exhibit No.           Type of Exhibit                                    Number

2                     Plan of acquisition, reorganization, arrangement,    N/A
                      liquidation, or succession

3(i)                  Articles of incorporation                            N/A

3(ii)                 By-laws                                              N/A

4                     Instruments defining  the  rights of  holders,
                      incl. Indentures                                     N/A

9                     Voting trust agreement                               N/A

10                    Material contracts                                   N/A

11                    Statement re: computation of  per  share
                      earnings                                           Item 7

16                    Letter on change in certifying accountant            N/A

18                    Letter on  change in accounting principles           N/A

21                    Subsidiaries of the Registrant                     Item 1

22                    Published report regarding matters
                      submitted to vote                                   N/A

23                    Consent of experts and counsel                      N/A

24                    Power of Attorney                                   N/A

99                    Additional exhibits                                 N/A

                         TEAM SPORTS ENTERTAINMENT, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                December 31, 2001












                   (With Independent Auditor's Report Thereon)

                                  TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                                                 December 31, 2001




                                                 TABLE OF CONTENTS
                                                                                                    Page

Independent Auditor's Report:

      Guest & Company, P.C.                                                                           F-1

      Bonadio & Co., LLP                                                                              F-2

Consolidated Financial Statements:

      Consolidated Balance Sheet                                                                      F-3

      Consolidated and Combined Statements of Operations                                              F-4

      Consolidated and Combined Statements of Stockholders' Equity                                    F-5

      Consolidated and Combined Statements of Cash Flows                                         F-6 to F-8

      Notes to Consolidated Financial Statements                                                 F-9 to F-26





                              GUEST & COMPANY, P.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771




                          Independent Auditor's Report


Board of Directors and Stockholders
Team Sports Entertainment, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Team Sports Entertainment, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, and the period from May 15, 2001 (inception) through December 31, 2001 for its development stage subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Sports Entertainment, Inc. and Subsidiary at December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, and the period from May 15, 2001 (inception) through December 31, 2001 for its development stage subsidiary, in conformity with accounting principles generally accepted in the United States of America.



                                                      /s/ Guest & Company, P.C.



February 22, 2002
Tulsa, Oklahoma

                               BONADIO & CO., LLP
                                171 Sully's Trail
                               Pittsford, NY 14534
                      Phone: 716-381-1000 Fax: 716-381-3131




INDEPENDENT AUDITORS' REPORT

February 8, 2001 (except for discontinued operations reclassifications and revisions as to which the date is April 13, 2001)

To the Board of Directors and Stockholders of Team Sports Entertainment, Inc.
   (formerly Logisoft Corp.) and Subsidiaries:


We have audited the combined and consolidated balance sheets of Team Sports Entertainment, Inc. (formerly Logisoft Corp.) (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related combined and consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Sports Entertainment, Inc. (formerly Logisoft Corp.) and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows in each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ Bonadio & Co., LLP



Rochester, NY




                                  TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                                            Consolidated Balance Sheet

                                                 December 31, 2001

      Assets
Current assets:
      Cash (note 10)                                                                             $   4,675,744
      Marketable equity securities (note 3)                                                             44,000
      Prepaid expenses and other assets                                                                 50,000
                                                                                                     ---------
           Total current assets                                                                      4,769,744
                                                                                                     ---------
Property and equipment:
      Race car designs and manufacturing equipment (note 12)                                         1,673,400
      Office furniture and computer equipment                                                          151,997
                                                                                                     ---------
                                                                                                     1,825,397
      Less accumulated depreciation                                                                      7,068
                                                                                                     ---------
          Net property and equipment                                                                 1,818,329
                                                                                                     ---------
Goodwill, net of amortization (note 2)                                                               2,810,627
                                                                                                     ---------
           Total assets                                                                          $   9,398,700
                                                                                                     =========
         Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                                          $      610,407
      Accrued expenses and payables to related parties (note 14)                                       221,020
      Accrued expenses                                                                                  30,837
      Current portion of lease payable (note 6)                                                         36,148
                                                                                                      --------
           Total current liabilities                                                                   898,412
                                                                                                      --------
Capital lease payable, long term (note 6)                                                               26,623
                                                                                                      --------
           Total liabilities                                                                           925,035
                                                                                                      --------
Stockholders' equity:
      Preferred stock, $2.75 par value.  Authorized 2,000,000 shares;
         no shares issued                                                                                  -
      Common stock, $.0001 par value.  Authorized 500,000,000
         shares; issued and outstanding 62,468,312 shares (note 8)                                       6,247
      Additional paid-in capital                                                                    15,533,724
      Stock subscription receivable (note 7)                                                          (350,000)
      Accumulated deficit                                                                           (6,716,306)
                                                                                                    ----------
           Total stockholders' equity                                                                8,473,665

Commitments and contingencies (notes 6, 7, 10, 12, 13 and 14)
                                                                                                     ---------
           Total liabilities and stockholders' equity                                            $   9,398,700
                                                                                                     =========
See accompanying notes to consolidated financial statements.

                                      F-3

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

               Consolidated and Combined Statements of Operations

                   Years Ended December 31, 2001 and 2000, and
             From Inception (May 15, 2001) through December 31, 2001


                                                                                                 From Inception
                                                                                                 (May 15, 2001)
                                                               Year Ended         Year Ended         through
                                                              December 31,       December 31,    December 31, 2001
                                                                  2001               2000        (Notes 2 and 13)
                                                              ----------          ----------     ----------------
Sales and revenues                                         $      28,310             173,621                -

Cost of sales                                                      9,536              77,919                -
                                                              ----------           ---------         ----------
      Gross profit                                                18,774              95,702                -

Selling, general and administrative                            2,518,321             295,370          1,812,310
                                                              ----------           ---------         ----------
      Loss from operations                                    (2,499,547)           (199,668)        (1,812,310)

Other income (expense):
      Interest and other income                                  136,600              21,411              4,504
      Interest expense                                            (2,032)                -               (2,032)
      Unrealized gain (loss) on securities                       (56,000)                -                  -
                                                              ----------           ---------          ---------
           Total other income                                     78,568              21,411              2,472
                                                              ----------           ---------          ---------
           Loss before income taxes and
              discontinued operations                         (2,420,979)           (178,257)        (1,809,838)

Income tax expense (note 5)                                          -                12,459                -
                                                              ----------            ---------         ---------
           Loss from continuing operations                    (2,420,979)           (190,716)        (1,809,838)

Discontinued operations - loss from operations
   net of tax effect of zero for 2001 and $1,434
   for 2000 (note 11)                                          1,380,770           2,343,727                -
                                                              ----------           ---------          ---------
           Net loss                                        $  (3,801,749)         (2,534,443)        (1,809,838)
                                                              ==========           =========          =========
Net loss per share, basic and diluted:
      Continuing operations                                $       (0.05)              (0.01)             (0.03)
      Discontinued operations                                      (0.03)              (0.08)               -
                                                              ----------           ---------          ---------
                                                           $       (0.08)              (0.09)             (0.03)
                                                              ==========           =========          =========
Weighted average shares outstanding,
   basic and diluted                                          50,794,719          26,914,139         62,424,558
                                                              ==========          ==========         ==========

See accompanying notes to consolidated financial statements.



                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

          Consolidated and Combined Statements of Stockholders' Equity

                     Years Ended December 31, 2001 and 2000

                                                                      Additional      Stock
                                                 Common Stock           Paid-in    Subscription    Accumulated
                                            Shares       Par Value      Capital     Receivable      Deficit           Total

Balances at December 31, 1999             12,000,000  $     1,200  $    264,550     $        -    $   (380,114)  $    (114,364)
                                          ----------   ----------    ----------      ---------       ----------      ---------
      Issuance of shares in merger        18,434,553        1,844     6,218,156              -               -       6,220,000
      Stock issuance costs                         -            -      (240,650)             -               -        (240,650)
      Acquisition of eStorefronts
         minority interest                         -            -     1,980,000              -               -       1,980,000
      Exercise of warrants to purchase
         common stock                        520,000           52       519,948       (350,000)              -         170,000
      Other stock issuances                    4,322            -         3,500              -               -           3,500
      Stock-based compensation                     -            -        43,395              -               -          43,395
      Net loss                                     -            -             -              -      (2,534,443)     (2,534,443)
                                         ----------   ----------    ----------      ---------       ----------      ---------
Balances at December 31, 2000             30,958,875        3,096     8,788,899       (350,000)     (2,914,557)      5,527,438
                                         ----------   ----------    ----------      ---------       ----------      ---------
      Issuance of common stock for
         services and compensation           573,000           58       167,717              -               -         167,775
      Issuance of common stock for cash   31,874,700        3,187     7,241,063              -               -       7,244,250
      Issuance of common stock to
         acquire Maxx                     11,050,000        1,105     2,761,395              -               -       2,762,500
      Stock options exercised                 11,737            1           741              -               -             742
      Common stock canceled in exchange
         for discontinued operations     (12,000,000)      (1,200)   (3,426,091)             -               -      (3,427,291)
      Net loss                                     -            -             -              -      (3,801,749)     (3,801,749)
                                          ----------   ----------    ----------      ---------       ----------      ---------
Balances at December 31, 2001             62,468,312  $     6,247  $ 15,533,724     $ (350,000)    $(6,716,306)    $ 8,473,665
                                         ===========  ===========   ===========     ===========     ==========       =========
See accompanying notes to consolidated financial statements.






                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

               Consolidated and Combined Statements of Cash Flows

                   Years Ended December 31, 2001 and 2000, and
                From Inception (May 15, 2001) to December 31, 2001

                                                                                                 From Inception
                                                                                                 (May 15, 2001)
                                                           Year Ended         Year Ended             through
                                                          December 31,       December 31,      December 31, 2001
                                                              2001               2000           (Notes 2 and 13)
                                                          -------------       ------------         ------------
Increase in Cash

Cash flows from operating activities:
      Cash received from customers                        $      28,535            173,396                 -
      Cash paid to suppliers and employees                   (1,512,232)          (393,452)         (1,234,785)
      Income taxes paid                                             -              (12,459)                -
      Interest paid                                              (2,032)               -                (2,032)
      Interest and other cash received                          136,600             21,411               4,504
                                                          -------------       ------------         ------------
           Net cash used by operating activities
              of continuing operations                       (1,349,129)          (211,104)         (1,232,313)
                                                          -------------       ------------         ------------
           Net cash used by operating activities
              of discontinued operations                            -           (1,468,268)                -
                                                          -------------       ------------         ------------
           Net cash used by operating activities             (1,349,129)        (1,679,372)         (1,232,313)
                                                          -------------       ------------         ------------
Cash flows from investing activities:
      Collection of note receivable from officer                226,331                564                 -
      Loan to officer                                               -             (226,895)                -
      Proceeds from sale of short-term
         investments                                            133,669            874,130                 -
      Purchase of short-term investments                            -           (1,107,799)                -
      Purchase of car design, etc.                           (1,673,400)               -            (1,673,400)
      Purchase of software and equipment                        (72,781)            (5,020)            (72,781)
      Cash transferred to discontinued operations                   -           (1,003,120)                -
      Cash paid in excess of cash received to
         acquire Maxx                                           (45,213)               -                 1,290
                                                          -------------       ------------         ------------
           Net cash used by investing activities
              of continuing operations                       (1,431,394)        (1,468,140)         (1,744,891)
                                                          -------------       ------------         ------------
           Net cash used by investing activities
              of discontinued operations                            -           (2,450,669)                -
                                                          -------------       ------------         ------------
           Net cash used by investing activities             (1,431,394)        (3,918,809)         (1,744,891)
                                                          -------------       ------------         ------------
See accompanying notes to consolidated financial statements.
                                       F-6





                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

          Consolidated and Combined Statements of Cash Flows, Continued

                   Years Ended December 31, 2001 and 2000, and
               From Inception (May 15, 2001) to December 31, 2001

                                                                                                 From Inception
                                                                                                 (May 15, 2001)
                                                           Year Ended         Year Ended             through
                                                          December 31,       December 31,      December 31, 2001
                                                              2001               2000           (Notes 2 and 13)
                                                          -------------       ------------         ------------
Cash flows from financing activities:
      Advances from parent company                         $        -                  -             3,277,509
      Proceeds from sale of common stock                      7,244,250          5,500,000                 -
      Collection of note receivable                             240,000            480,000                 -
      Exercise of common stock warrants                             -              170,000                 -
      Payment of stock transaction costs                            -             (210,650)                -
      Repayments of capital lease                               (12,925)               -               (12,925)
                                                          -------------       ------------         ------------
           Net cash provided by financing
              activities of continuing operations             7,471,325          5,939,350           3,264,584
                                                          -------------       ------------         ------------
           Net cash provided by financing
              activities of discontinued operations             (15,058)          (400,719)                -
                                                          -------------       ------------         ------------
           Net cash provided by financing
              activities                                      7,456,267          5,538,631           3,264,584
                                                          -------------       ------------         ------------
Net increase (decrease) in cash                               4,675,744            (59,550)            287,380

Cash at beginning of period                                         -               59,550                 -
                                                          -------------       ------------         ------------
Cash at end of period                                       $ 4,675,744                -               287,380
                                                          =============       ============         ============













See accompanying notes to consolidated financial statements.



                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

          Consolidated and Combined Statements of Cash Flows, Continued

                   Years Ended December 31, 2001 and 2000, and
               From Inception (May 15, 2001) to December 31, 2001

                                                                                                 From Inception
                                                                                                 (May 15, 2001)
                                                           Year Ended         Year Ended             through
                                                          December 31,       December 31,      December 31, 2001
                                                              2001               2000           (Notes 2 and 13)
                                                          -------------       ------------         ------------
Reconciliation of Net Loss to Net Cash
   Used by Operating Activities

Net loss                                                    $(3,801,749)        (2,534,443)         (1,809,838)
Adjustments to reconcile net loss to net cash
   used by operating activities:
      Loss from discontinued operations                       1,380,770          2,343,727                 -
      Depreciation and amortization                             133,473              2,700             129,273
      Unrealized loss                                            56,000                -                   -
      Stock issued for services                                  15,000                -                   -
      Stock-based compensation                                  152,775                -                   -
      (Increase) decrease in receivables                            225               (225)                -
      (Increase) decrease in inventory                           16,990            (10,990)                -
      Increase in prepaids                                      (16,127)           (33,873)                -
      Increase in accounts payable and
         accrued expenses                                       713,514             22,000             448,252
                                                          -------------       ------------         ------------
           Net cash used by operating
              activities of continuing operations            (1,349,129)          (211,104)         (1,232,313)
                                                          -------------       ------------         ------------
           Net cash used by operating
              activities of discontinued operations                 -           (1,468,268)                -
                                                          -------------       ------------         ------------
           Net cash used by operating
              activities                                    $(1,349,129)        (1,679,372)         (1,232,313)
                                                          =============       ============         ============
Noncash Investing and Financing Activities

Acquisition of equipment through capital lease            $      75,696            293,300              75,696
                                                          =============       ============          ===========
Current assets, excluding cash                            $      50,000                -                50,000
Property and equipment                                            3,017                -                 3,017
Goodwill                                                      2,932,832                -             2,932,832
Common stock issued                                          (2,762,500)               -            (2,762,500)
Liabilities assumed                                            (178,136)               -              (178,136)
                                                          -------------       ------------         ------------
      Cash paid in excess of cash received
         in acquisition of Maxx                           $      45,213                -                45,213
                                                          =============       ============         ============
See accompanying notes to consolidated financial statements.
                                       F-8


                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)   Organization and Summary of Significant Accounting Policies

      (a)  Principles of Consolidation and Basis of Presentation
           The 2001 consolidated financial statements include the accounts of Team Sports Entertainment, Inc. (Team Sports) and its wholly owned subsidiary, Maxx Motorsports, Inc. (Maxx) and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (TRAC), collectively referred to as "the Companies." The 2000 consolidated and combined financial statements include the accounts of Team Sports and its former wholly owed subsidiaries, Logisoft Computer Products Corp.
           (LCP) and eStorefronts.net Corp. (eStorefronts). The shareholders of LCP owned 56% of the shares of eStorefronts through March 10, 2000 when LCP and eStorefronts shares were exchanged in transactions with Team Sports. The statement of operations for the year ended December 31, 2000 includes 56% of eStorefronts' operations through March 9, 2000 and 100% thereafter. All significant inter-company balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, plans to develop, own, operate and sanction an automotive racing league (the League) designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of Maxx and TRAC are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The separate operations of Team Sports are not included as a development stage enterprise. The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

      (b)  Organization and Nature of Business
           Team Sports, a Delaware corporation, is a holding company with one wholly owned subsidiary, Maxx, a South Carolina corporation. Maxx, through its wholly owned subsidiary, TRAC, plans to develop, own, operate, and sanction the League designed to provide content for television and tracks while expanding the existing base of racing fans. The Companies' principal office is in Huntersville, North Carolina.

           On May 15, 2001, Team Sports changed its name from Logisoft Corp. to Team Sports Entertainment, Inc. On May 15, 2001, Team Sports acquired all of the common stock of Maxx in a tax-free stock exchange for 7,750,000 shares of Team Sports common stock. In addition, as a part of this agreement, Team Sports issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and consulting fees to third parties in the amount of $375,000 that were instrumental to the transaction. Also on this date, Team Sports completed the sale of its wholly owned subsidiaries, LCP and eStorefronts, who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of Team Sports common stock, which were canceled. The operations from these business segments have been classified as discontinued operations in the accompanying consolidated financial statements.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(1)   Organization and Summary of Significant Accounting Policies, Continued

      (b)  Organization and Nature of Business, Continued
           On March 10, 2000, LCP was acquired by Reconversion Technologies, Inc. (now known as Team Sports), at the time, a public shell company registered in Delaware, in a reverse triangular merger, in which the shareholders of LCP received 7,500,000 shares of Team Sports for all of the outstanding common stock of LCP. For accounting purposes, this transaction was recorded as an issuance of stock by LCP in exchange for the assets of Team Sports. At the time of acquisition, Reconversion Technologies, Inc. had no operations and its assets consisted of $5,500,000 in cash and a note receivable for $720,000. Consistent with the accounting for this transaction as an issuance of shares by LCP for the assets of Team Sports, the historical financial statements of LCP replace those of the legal issuer, Team Sports, and the assets and activity of Team Sports are included in the consolidated financial statements of Team Sports from March 10, 2000. The $5,500,000 cash in Team Sports on the date of acquisition represents the proceeds received from the sale of 2,750,000 shares of its stock and the exercise of 2,750,000 existing warrants to purchase registered shares of Team Sports common stock at $1.00 per share by nine unrelated investors on March 9, 2000.

           Also on March 10, 2000, and in conjunction with the LCP transaction, Team Sports acquired all of the outstanding common stock of eStorefronts for 4,500,000 shares of Team Sports in a share exchange. LCP shareholders owned 56% of eStorefronts common stock at the time of this transaction. The share exchange between the shareholders of eStorefronts and Team Sports was accounted for at historical cost for the 56% of eStorefronts controlled by the LCP shareholders. The acquisition of the minority interest of 44% by Team Sports was accounted for using purchase accounting.

           In connection with the merger transactions, shareholders owning 50.4% of Team Sports including the LCP shareholders, certain eStorefronts shareholders and other investors entered into voting agreements. The agreements were effective for two years from the date of the reverse merger transaction and required the parties to vote to maintain the number of directors of Team Sports at four and to vote for the two candidates for board of directors seats nominated by (1) the former LCP shareholders and (2) certain investors in the 5,500,000 shares issued on March 9, 2000. In addition, the principal pre-transaction shareholders of LCP and eStorefronts occupied the key executive management positions of Team Sports.

           On March 7, 2000, Team Sports entered into an agreement for the sale of Keystone Laboratories, Inc. (Keystone), a drug screening and confirmatory testing laboratory business, to its former president for a $720,000 promissory note. Keystone's business was operated in the normal course up to the time of its sale and was Team Sports only operating business at that time. This sale was a condition precedent to completing the transactions with LCP and eStorefronts.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(1)   Organization and Summary of Significant Accounting Policies, Continued

      (c)  Cash and Cash Equivalents
           The Companies consider all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      (d)  Investment Securities
           Investments are classified into three categories as follows:
                 o Trading securities reported at fair value with unrealized gains and losses included in earnings.
                 o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income.
                 o    Held-to-maturity securities reported at amortized cost.

      (e)  Property and Equipment
           Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using a straight-line method for financial purposes and an accelerated method for tax purposes based upon the useful lives of the assets.

           Team Sports reviews quarterly its property and equipment in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where Team Sports does not expect to recover its carrying costs, Team Sports recognizes an impairment loss.

      (f)  Goodwill
           Goodwill represents the excess of the cost of businesses acquired over the fair value of identifiable net assets at the dates of acquisition. Goodwill related to the acquisition of Maxx has been amortized on a straight-line basis over 15 years through December 31, 2001. Goodwill relating to the acquisition of eStorefronts was amortized over its estimated useful life of five years. Amortization of goodwill will cease on December 31, 2001 due to recent accounting pronouncements. The carrying value of goodwill will be evaluated periodically in relation to the operating performance and estimated future undiscounted cash flows of the underlying businesses.

      (g)  Revenue Recognition
           Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(1)   Organization and Summary of Significant Accounting Policies, Continued

      (h)  Stock Option Plans
           Team Sports applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No.
           25), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

      (i)  Deferred Income Taxes
           Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards
           (SFAS) No. 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      (j)  Earnings (Loss) Per Common Share
           Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Team Sports to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

           Potentially dilutive shares totaling 40,855 for the year ended December 31, 2000 have been excluded from weighted average shares used to compute net loss per share as they would have been antidilutive due to the net loss reported.

      (k)  Estimates
           Use of estimates and assumptions are made by management in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      (l)  Recent Accounting Pronouncements
           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later.
           Team Sports will adopt this Statement on January 1, 2002 and does no expect any effect on the results of operations or financial position.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(1)   Organization and Summary of Significant Accounting Policies, Continued

      (l)  Recent Accounting Pronouncements, Continued
           SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Companies will adopt this Statement effective January 1, 2002 and do not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 would have been approximately $122,000 less had the Statement been in effect during the current year.

      (m)  Fair Value Determination
           Financial instruments consist of cash, marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term and long-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the company could borrow funds with similar remaining maturities.

      (n)  Advertising Costs
           Team Sports expenses advertising costs as incurred. Team Sports recorded advertising costs of $284,857 and $88,177 (included in discontinued operations), respectively for the years ended December 31, 2001 and 2000.

      (o)  Reclassifications
           Certain reclassifications of the amounts presented for the comparative year have been made to conform to the current presentation.

(2)   Acquisition of Maxx Motorsports, Inc.

      On May 15, 2001 Team Sports acquired all of the common stock of Maxx in a tax-free stock exchange for 7,750,000 shares of Team Sports common stock. In addition, as a part of this agreement, Team Sports issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and consulting fees to third parties of $375,000 that were instrumental to the transaction. Team Sports valued the 11,050,000 shares, which are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities & Exchange Act, issued at $.25 per share based upon common stock sales for cash of 28,977,000 shares at $.25 per share near this same date.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(2)   Acquisition of Maxx Motorsports, Inc., Continued

      TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2003, will consist of a regular season race schedule, an all-star race and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.

      TRAC intends to initially enter into operating agreements with up to ten third parties (the Local Operators) to be identified by TRAC with respect to the local operations of a TRAC racing team, but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC expects to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams, ticket sales, parking and concession revenue for the races, license fees from sales of officially licensed merchandise and expansion fees. In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g. local ticket sales, parking and concession revenue and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in any expansion fees paid to TRAC.

      The acquisition of Maxx has been accounted for using the purchase method of accounting. Accordingly, the net assets acquired were recorded at fair value at the date of the acquisition. The transaction resulted in goodwill in the amount of $2,932,832, which is being amortized over fifteen years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

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
                                                                                                 =============


                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(2)   Acquisition of Maxx Motorsports, Inc., Continued

      Pro forma results of operations from continuing operations for the years ended December 31, 2001 and 2000, as if the acquisition had occurred at the beginning of the periods follows:

                                                                                           Years Ended
                                                                                           December 31,
                                                                                      2001             2000
                                                                                      ----             ----

           Revenues                                                             $      28,310          173,621
                                                                                =============        =========
           Loss from operations                                                 $  (2,547,325)        (471,053)
                                                                                =============        =========
           Loss per share                                                       $        (.05)            (.02)
                                                                                =============        =========

(3)   Marketable Equity Securities

      The cost of investment securities as shown in the accompanying consolidated balance sheet and their estimated market value at December 31, 2001 is as follows:

           Trading securities: cost                                  $ 100,000
           Unrealized loss                                             (56,000)
                                                                     ---------
                                                                     $  44,000
                                                                     =========

      Team Sports has classified these securities as trading securities and has included an unrealized loss in the amount of $56,000 and zero in earnings for the years ended December 31, 2001 and 2000, respectively. This investment represents 200,000 shares of eResource Capital Group. At December 31, 2001, eResource Capital Group was the beneficial owner of 332,000 shares of Team Sports stock.

(4)   Notes Receivable - Officer

      In July 2000, Team Sports entered into a bridge loan with the former Chief Executive Officer of the company related to the purchase of the officer's principal residence. The remaining balance of this loan in the amount of $226,331, plus accrued interest was repaid in full by April 2001.

(5)   Income Taxes

      During the year ended December 31, 2001, Team Sports did not pay any estimated income taxes. In addition, Team Sports has not recorded a deferred tax benefit or expense for the years ended December 31, 2001 and 2000, as all net deferred benefits have a full valuation allowance.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(5)   Income Taxes, Continued

      Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                                                      2001               2000
                                                                                      ----               ----
           "Normally expected" income tax benefit                                $   (823,133)         (60,600)
           Increase (decrease) in taxes resulting from:
                 Nondeductible meals and entertainment                                  1,278              -
                 Valuation allowance                                                  821,855           60,600
                 Other                                                                      -           12,459
                                                                                 ------------         --------
                      Actual income tax expense                                  $          -           12,459
                                                                                 ============         ========


      The change in the valuation allowance attributed to discontinued operations has not been reflected in the reconciliation above.

      The net deferred taxes at December 31, 2001 are comprised of the following:

           Marketable securities unrealized loss                                $      19,000

           Valuation allowance on assets                                              (19,000)
                                                                                   ----------
           Deferred tax assets - current                                                  -
                                                                                   ----------
           Net operating loss carryforward                                          9,146,800
           Start-up costs                                                             699,400
                                                                                   ----------
                                                                                    9,846,200
                                                                                   ----------
           Valuation allowance on assets                                           (9,846,200)

           Deferred tax assets - noncurrent                                               -
                                                                                   ----------
                 Net deferred tax asset                                         $         -
                                                                                   ==========

      Team Sports has available unused net operating loss carryforwards of approximately $26,902,000 which will expire in various periods from 2006 to 2021, some of which may be limited as to the amount available on an annual basis.

(6)   Leases

      TRAC leases property and equipment under a capital lease that expires over the next two years and under noncancelable operating leases. The operating leases consist of office space and equipment that expire over the next five years.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(6)   Leases, Continued

      Included in office furniture and computer equipment are the following amounts applicable to the capital lease at December 31, 2001:

           Furniture and equipment                                                                 $    75,696

           Less accumulated amortization                                                                 1,802
                                                                                                   -----------
                 Net                                                                               $    73,894
                                                                                                   ===========
      Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31,
      2001, are as follows:

                                                                                    Capital         Operating
                                                                                     Lease            Leases
                                                                                  -----------        ---------
               Year ended:
                 2002                                                              $   41,760        $ 114,644
                 2003                                                                  27,840          117,406
                 2004                                                                     -            120,169
                 2005                                                                     -            122,931
                 2006                                                                     -             62,156
                                                                                  -----------        ---------
           Total minimum lease payments                                                69,600        $ 537,306
                                                                                                     =========
           Less amount representing interest                                            6,829
                                                                                  -----------
           Present value of net minimum capital lease
              payments                                                                 62,771

           Less current installments of obligations
              under long-term capital leases                                           36,148
                                                                                  -----------
           Obligations under long-term capital leases,
              excluding current installments                                      $    26,623
                                                                                  ===========
      During 2000, Team Sports recognized rent expense for leased facilities of
      $136,512.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(7)   Common Stock Options and Warrants

      In April 2000, Team Sports adopted its 2000 Stock Option Plan (the Plan) and the company's Board of Directors approved the same. Team Sports shareholders approved the Plan in April 2001. The Plan was established to advance the interests of Team Sports and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of Team Sports, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan. In 2001, the Board of Directors approved a proposal to increase the number of authorized shares available under the Plan not to exceed an aggregate of 7,500,000 shares, which has not yet been approved by the shareholders.

      Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." Team Sports expects that most options granted pursuant to the Plan will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of Team Sports. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan have a maximum term of up to ten (10) years.

      The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period after a change in control. The Plan further provides that all options will be forfeited 90 days after employment terminates. All options granted under the Plan in 2000 were to employees and consultants of LCP and eStorefronts, which were sold on May 15, 2001. Options to acquire 11,737 shares of Team Sports common stock were exercised during 2001 and the remaining 1,806,463 were forfeited on August 13, 2001. Options to acquire 116,250 shares had previously been forfeited.

      In May 2001, Team Sports granted common stock options under the Plan to three employees as part of their employment contracts for a total of 1,000,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. Accordingly, no additional compensation expense was recorded, pursuant to APB No. 25. The options vest as follows:

                                                                                                       Shares

           September 30, 2001                                                                           83,333
           December 31, 2001                                                                           333,332
           June 30, 2002                                                                               333,334
           June 30, 2003                                                                               250,001
                                                                                                     ---------
                                                                                                     1,000,000
                                                                                                     =========
      The options can vest sooner if certain performance criteria are met.



                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(7)   Common Stock Options and Warrants, Continued

      In December 2001, Team Sports granted common stock options to its seven Advisory Board members for a total of 1,750,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. These options have a 5-year life and are exercisable immediately. In addition, Team Sports granted common stock options to its eight Board members for a total of 4,000,000 shares of its common stock, also exercisable at $1.00 per share, with a 10-year life and are exercisable immediately. These 5,750,000 options were all granted under the Plan.

      A summary of stock option activity under the Plan during the years ended December 31, 2001 and 2000 is as follows:


                                                                                                  Weighted
                                                                      Options                      Average
                                                              Available       Outstanding      Exercise Price
                                                              ---------       -----------      --------------
           Balance at December 31, 1999                               -                -             $   -
           Authorized                                           3,000,000              -                 -
           Granted                                             (2,378,200)       2,378,200              1.45
           Exercised                                                  -                -                 -
           Forfeited                                              554,750         (554,750)             1.95
                                                               ----------        ---------
           Balance at December 31, 2000                         1,176,550        1,823,450           $  1.30

           Authorized                                           4,511,737              -                 -
           Granted                                             (7,011,000)       7,011,000               .98
           Exercised                                                  -            (11,737)              .06
           Forfeited                                            1,922,713       (1,922,713)             1.21
                                                                ---------        ---------
           Balance at December 31, 2001                           600,000        6,900,000           $   .99
                                                                =========        =========            ======
           Exercisable at December 31, 2001                                      6,316,665           $   .99
                                                                                 =========            ======
           Exercisable at December 31, 2000                                         35,000           $   .01
                                                                                 =========            ======

      Team Sports applies APB No. 25 and related interpretations in accounting for the stock option plan. Stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. Team Sports recognized $16,787 and $40,000 of stock compensation expense for the years ended December 31, 2001 and 2000, respectively, relating to these options. The remaining stock compensation expense of $4,737 and $3,395 in 2001 and 2000, respectively, relates to stock options granted to individuals for services performed.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(7)   Common Stock Options and Warrants, Continued

      As a part of its issue of 28,977,000 shares of its common stock on May 15, 2001 for $7,244,250 in cash, Team Sports also issued warrants to purchase 14,488,500 shares of its common stock at a purchase price of $1.00 per share. These warrants expire 3 years from the effective date of the Securities & Exchange Commission registration of the 28,977,000 shares of common stock.

      Three investors exercised 350,000 Class A warrants prior to their expiration on June 7, 2000, and executed non-interest bearing promissory notes for $350,000 which were originally due December 9, 2000. In November 2000, Team Sports' Board of Directors extended the due date of these notes until December 9, 2001. One investor currently holds a promissory note for $350,000, which combines the original three promissory notes and Team Sports extended the due date of this note until April 30, 2002. In accordance with EITF 85-1, this note has been recorded as a reduction of stockholders' equity.

      SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated and Combined Statement of Operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to Team Sports employees and consultants.

      SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2001 and 2000:

                                                                                  2001                2000
                                                                                  ----                ----
           Actual net loss                                                     $ 3,801,749           2,534,443
                                                                               ===========           =========
           Pro forma net loss                                                    4,359,284           2,833,443
                                                                               ===========           =========
           Pro forma basic and diluted net loss per share                      $       .08                 .10
                                                                               ===========           =========

      Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model. At December 31, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 131.65% and an expected life of the options of 3 to 10 years. For the year ended December 31, 2000, the following assumptions were used: dividend yield of 0%, expected volatility of 105%, risk free interest rate of 6% and expected life of 3 to 4 years, as appropriate. Using these assumptions, the total value of stock options and rights to receive stock granted in 2000 was $2,686,000.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(7)   Common Stock Options and Warrants, Continued

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Team Sports employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Team Sports options.

(8)   Common Stock

      On June 21, 2001, a majority of the shareholders of Team Sports, through written consent, approved the increase in authorized common stock of Team Sports from 60,000,000 shares, par value $.0001 to 500,000,000 shares, par value $.0001. The increase was filed August 6, 2001 with the state of Delaware.

      In 2001, Team Sports sold, pursuant to agreements, 28,977,000 shares of its common stock for $7,244,250. The agreements required Team Sports to prepare and file with the SEC, within 75 days of the acquisition of Maxx (May 15, 2001), a registration statement covering these securities for an offering to be made on a continuous basis pursuant to Rule 415 of the U.S. Securities & Exchange Act. As a result of delays in obtaining certain information from outside parties that was necessary to complete the registration, the registration statement was filed after the end of the 75 day period. In accordance with the terms of the agreements, Team Sports was required to issue an additional 2,897,700 common shares, par value $.0001, effective May 15, 2001. These 31,874,700 shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities & Exchange Act.

      As described in Note 1, LCP and eStorefronts entered into merger transactions with Team Sports on March 10, 2000. For accounting purposes, these transactions have been reflected as an issuance of 18,434,553 common shares by LCP in exchange for the assets of Team Sports and the purchase of the 44% minority interest in eStorefronts. Stock issuance costs of $240,650 related to the merger transactions and funding, have been recorded as a reduction of paid-in capital. These costs relate primarily to investment banking fees and accounting and legal consulting required to complete the merger transactions and related regulatory filings.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(8)   Common Stock, Continued

      In addition, warrants for the purchase of 520,000 shares of Team Sports common stock were exercised, as discussed below:

          Warrants:
                 On November 13, 1997, Team Sports Disclosure Statement and Plan of Reorganization (the Plan) were confirmed. In connection with the Plan, Team Sports issued the following warrants to purchase Team Sports common stock:

                      o Class A warrants to purchase 1,624,172 shares of common stock at $1 per share exercisable through June 7, 2000.

                      o Class B warrants to purchase 1,475,973 shares of common stock at $1 per share exercisable through June 7, 2000.

                      o Upon the exercise of a Class B warrant, a Class C warrant was issued allowing the purchase of the number of shares of common stock equal to the number of shares purchased upon exercise of the Class B warrants. Class C warrants were exercisable at $1.75 per share through December 7, 2000.

                 Prior to the merger transactions, 227,500 Class A warrants were exercised and an additional 1,300,000 Class B warrants were issued under the Plan. These Class B warrants and 1,450,000 of the previously issued Class B warrants were exercised as a part of the sale of 2,750,000 shares of Team Sports on March 9, 2000 in conjunction with the merger transactions. The exercise of the 2,750,000 Class B warrants resulted in the issuance of the same number of Class C warrants.

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

                 The 2,750,000 Class C warrants expired on December 7, 2000. At December 31, 2000, no Class A, B or C warrants were outstanding.

                 In February 2000, Team Sports issued 100,000 warrants which are exercisable at $.375 per share and will expire in February 2003.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

  (8)  Common Stock, Continued

           Preferred Stock:
                 The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2001, no preferred stock was issued or outstanding.

                 A 6% cumulative dividend is payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over Team Sports common stock as well as any other classes of stock established by Team Sports.

  (9)  Earnings (Loss) Per Share

       At December 31, 2001, all exercisable common stock equivalents (options to purchase 6,316,665 shares of common stock and warrants to purchase 14,588,500 shares of common stock) were antidilutive and are not included in the earnings (loss) per share calculations.

(10)   Letters of Credit

       Letters of credit are purchased guarantees ensuring the Companies' performance or payment to third parties. At December 31, 2001, TRAC had two outstanding letters of credit in the amount of $150,000 and $25,000 for use as partial security for an office lease and an equipment lease, respectively. Both letters of credit are currently secured by cash deposits.

(11)   Discontinued Operations

       As a part of the acquisition of Maxx, Team Sports was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts, to a group of its shareholders for 12,000,000 shares of its common stock. Accordingly, no gain or loss was recognized on the transaction, which was completed on May 15, 2001. Operating results for the discontinued operations for the years ended December 31, 2001 and 2000 were as follows:

                                                                                  2001                2000
                                                                                  ----                ----
           Net sales                                                           $ 2,532,207           6,030,330
                                                                               ===========          ==========
           Loss before income taxes                                             (1,380,770)         (2,343,295)
           Income taxes                                                                -                (1,434)
                                                                               -----------          ----------
                 Earnings (loss) from discontinued operations
                    before minority interest                                    (1,380,770)         (2,344,729)
                                                                               -----------          ----------
           Minority interest                                                           -                 1,002
                                                                               -----------          ----------
                 Net loss from discontinued operations                        $ (1,380,770)         (2,343,727)
                                                                               ===========          ==========

                                      F-23

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(12)   Commitments

       On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement. The agreement requires payments aggregating $1,515,000 during Phase I, which is 23 weeks, and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed in 58 weeks. Phase II is currently based upon production of 100 Racing Cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair services.

       In December 2001, TRAC entered into an agreement to purchase four racing engines to be used in testing the prototype cars. The total cost of these four engines is $158,400.

(13)   Uncertainties

       As described in Note 1 to these consolidated financial statements, TRAC will be the primary operating entity. Maxx, Team Sports' primary subsidiary and sole owner of TRAC, has been in the development stage since inception (May 15, 2001) and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $(1,809,838) from inception (May 15, 2001) through December 31, 2001. Management expects to obtain the necessary operating capital through the fees payable by Local Operators under operating agreements (see Note 2) or by private placement stock sales. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Companies are unable to generate sufficient capital to execute this plan.

(14)   Related Party Transactions

       In 2001, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

           Payable to officers and board members                                                     $ 221,020
           Consulting expenses                                                                         127,083
           Lease settlement to board member                                                             90,000
           Stock issued for services                                                                   167,775
           Directors' fees                                                                              29,250


                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(14)   Related Party Transactions, Continued

       Team Sports also has an employment agreement with its current Chief Executive Officer. This agreement contains a base pay amount of $50,000 per month, with $200,000 payable for consulting services from September 1, 2001 through December 31, 2001 and $300,000 payable in advance for services to be rendered. In addition, the Companies must obtain restricted certificates of deposit in the amount of $480,000 for future compensation payments. The officer also receives stock options to purchase 3,000,000 shares of Team Sports common stock, of which 2,500,000 shares vest upon execution of the agreement and the remaining 500,000 shares vest upon the officer's acceptance to the Board of Directors. The stock option to acquire 2,500,000 shares is not granted under the 2000 Stock Option Plan described in note 7 to these consolidated financial statements. The agreement also contains a bonus provision, which will pay the Chief Executive Officer $1,000,000 if TRAC begins its initial racing season on or before July 1, 2003 with at least eight teams. The officer's bonus also contains the right to purchase 1,000,000 bonus shares of Team Sports common stock, of which the shares will vest upon payment of the $1,000,000 bonus. These bonus shares are also not granted under the 2000 Stock Option Plan. The 2,500,000 share option and 1,000,000 bonus share option may be exercised at the fair market value as of December 1, 2001 and may be exercised over a 10- year period. The 500,000 share option also has a 10-year life and may be exercised at $1.00 per share.

       On August 25, 2001, Team Sports entered into an agreement in principle with its Chief Executive Officer under which the Chief Executive Officer will become the Local Operator of a market. The agreement states that the cost will be $100,000, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which is substantially less than amounts anticipated by other Local Operators.

       In 2001, Team Sports granted common stock options to the Chairman of the Board of Directors for a total of 1,000,000 shares of its common stock at an exercise price of $.375 per share, which was above the market price at the time (based upon common stock sales for cash near the same date). These options were exercisable immediately and have a 3-year life. These stock options were not granted under the 2000 Stock Option Plan.

(15)   Non-Cash Transactions

       During the year ended December 31, 2000, Team Sports entered into the following non-cash transactions:

           o Fixed assets, including furniture and computer equipment, were purchased for $292,300 and financed by two, three-year capital leases in the amounts of $131,205 and $161,095;

           o A non-interest bearing promissory note with a face value of $720,000 was received in the merger transactions in exchange for the issuance of Team Sports stock.

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(15)   Non-Cash Transactions, Continued

           o Promissory notes totaling $350,000 were received for the exercise of 350,000 Class A warrants to purchase Team Sports common stock;

           o Goodwill of $1,980,000 was recoded as a result of the merger transactions, with a corresponding increase in additional paid-in capital;

           o In conjunction with the purchase of certain assets, Team Sports agreed to provide $200,000 of services based on standard hourly rates. Through December 31, 2000, $157,000 was recognized as revenue based on services provided;

           o Recognized revenue totaling $235,000 relating to barter transactions involving different services or products for services, including the $157,000 discussed above, and

           o 4,322 shares were issued in exchange for services valued at $3,500.

(16)   Restructuring Charge

       In December 2000, management defined and approved a reorganization plan related to operations subsequently discontinued that included eliminating 14 staff positions primarily in the areas of marketing and administration. Total costs of the plan of $45,000 were provided for in the fourth quarter of 2000 and included employee severance, benefits, legal costs and the write-down of certain intangible assets of $5,000.