Form 10QSB
period 2002-03-31
TEAM SPORTS ENTERTAINMENT INC
filed 2002-05-17
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: March 31, 2002


                         Commission File Number: 0-23100

                         TEAM SPORTS ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                           22-2649848
 (State of Incorporation)                              (IRS Employer ID No)

            13801 Reese Blvd West, Suite 150, Huntersville, NC 28078
                     (Address of principal executive office)


                                 (704) 992-1290
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2002 was 62,568,312.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


                                       INDEX

                                                                                        Page
                                                                                         No.
Part I       Unaudited Financial Information

      Item 1.Condensed Consolidated:
             Balance Sheet - March 31, 2002 ..................................           3

             Statements of Operations - ......................................           4
             Three Months Ended March 31, 2002 and 2001 and Development Stage,
              from inception (May 15, 2001), through March 31, 2002

             Statement of Stockholders' Equity - .............................           5
             Three Months ended March 31, 2002

             Statements of Cash Flows - ......................................           6
             Three Months Ended March 31, 2002 and 2001 and Development Stage,
              from inception (May 15, 2001), through March 31, 2002

             Notes to Financial Statements - .................................          7-9
             Three Months ended March 31, 2002 and 2001

      Item 2.Managements Discussion and Analysis of Plan of Operation ........         10-13


Part II      Other Information                                                           14






TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheet
March 31, 2002
(Unaudited)



Assets

Current assets
  Cash and cash equivalents ..........................................   $  2,974,799
  Marketable equity securities .......................................         28,000
  Prepaid expenses and other assets ..................................        293,750

                                                                         ------------
Total current assets .................................................      3,296,549
Property and equipment:
  Race car designs and manufacturing equipment .......................      1,673,400
  Office furniture and computer equipment ............................        151,997
                                                                         ------------
                                                                            1,825,397
  Less accumulated depreciation ......................................        (13,435)
                                                                         ------------
    Net property and equipment .......................................      1,811,962
Goodwill, net ........................................................      2,810,627

                                                                         ------------
                                                                         $  7,919,138
                                                                         ============

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses ..............................   $    101,959
  Current portion of capital lease payable ...........................         37,248
                                                                         ------------
Total current liabilities ............................................        139,207
Capital lease payable, less current portion ..........................         16,888

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding .........................           --
  Common stock, $.0001 par value; authorized 500,000,000
   shares; issued and outstanding 62,568,312 shares ..................          6,257
  Paid-in capital ....................................................     15,571,214
  Stock subscription receivable ......................................       (320,000)
  Accumulated deficit ................................................     (7,494,428)
                                                                         ------------
Total stockholders' equity ...........................................      7,763,043
                                                                         ------------
                                                                         $  7,919,138
                                                                         ============

See accompanying notes to condensed consolidated financial statements

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001 and Development Stage
 from Inception (May 15, 2001), through March 31, 2002
(Unaudited)

                                                                                             From inception
                                                                                              (5/15/2001)
                                                                                                through
                                                              Three Months Ended March 31,   March 31, 2002
                                                                2002              2001         (Note A)

Sales and revenues ......................................   $       --      $     20,365    $       --
Cost of goods sold ......................................           --             6,440            --
                                                            ------------    ------------    ------------
  Gross profit ..........................................           --            13,925            --
Selling, general and administrative
  expense ...............................................        769,962         107,173       2,379,339
                                                            ------------    ------------    ------------
    Loss from operations ................................       (769,962)        (93,248)     (2,379,339)
Other income (expense):
  Interest and other income .............................          9,645           2,889           5,174
  Interest expense ......................................         (1,805)           --            (3,837)
  Unrealized gain (loss) on marketable
    equity securities ...................................        (16,000)         76,000            --
                                                            ------------    ------------    ------------
    Total other income ..................................         (8,160)         78,889           1,337
                                                            ------------    ------------    ------------
Loss before income taxes and
  discontinued operations ...............................       (778,122)        (14,359)     (2,378,002)
Income tax expense ......................................           --              --              --
                                                            ------------    ------------    ------------
Loss from continuing operations .........................       (778,122)        (14,359)     (2,378,002)
                                                            ------------    ------------    ------------
Discontinued operations:
  Earnings (loss) from operations of
   discontinued operations ..............................           --          (831,342)           --
  Loss on disposal of discontinued operations, including
    provision of $550,000 for operating losses during the
    phase-out period ....................................           --          (550,000)           --
                                                            ------------    ------------    ------------
Earnings (loss) from discontinued
  operations ............................................           --        (1,381,342)           --
                                                            ------------    ------------    ------------
Net earnings (loss) .....................................   $   (778,122)   $ (1,395,701)   $ (2,378,002)
                                                            ============    ============    ============

Net earnings (loss) per share,
    basic and diluted
  Continuing operations .................................   $      (0.01)   $      (0.00)   $      (0.04)
  Discontinued operations ...............................           --             (0.05)           --
                                                            ------------    ------------    ------------
                                                            $      (0.01)   $      (0.05)   $      (0.04)
                                                            ============    ============    ============

Weighted average shares outstanding
  Basic and diluted .....................................     62,468,312      30,967,942      62,436,864
                                                            ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2002
(Unaudited)


                                                                            Stock
                                          Common Stock      Paid-in      Subscription  Accumulated
                                      Shares    Par Value   Capital       Receivable     Deficit       Total

Balance, December 31, 2001 .....   62,468,312   $ 6,247   $15,533,724   $  (350,000)   $(6,716,306)   $ 8,473,665

Exercise common stock warrants .      100,000        10        37,490           --            --           37,500
Collection of stock subscription         --        --            --          30,000           --           30,000
Net loss .......................         --        --            --             --        (778,122)      (778,122)
                                   ----------- ---------  -----------   -----------    -----------    -----------
Balance, March 31, 2002 ........   62,568,312   $ 6,257   $15,571,214   $  (320,000)   $(7,494,428)   $ 7,763,043
                                   =========== =========  ===========   ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001 and Development Stage
from Inception (May 15, 2001), through March 31, 2002
(Unaudited)
                                                                                             From inception
                                                                                               (5/15/2001)
                                                                                                 through
                                                                                              March 31, 2002
                                                                     2002          2001          (Note A)
Cash flows from operating activities
Net earnings (loss) .........................................   $  (778,122)   $(1,395,701)   $(2,378,002)
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  Loss from discontinued operations, net of tax .............          --        1,381,342           --
  Depreciation and amortization .............................         6,368            800        135,641
  Unrealized loss (gain) from marketable securities .........        16,000        (76,000)          --
  Common stock issued for services ..........................          --           36,524           --
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable .....................................          --              225           --
    Inventory ...............................................          --            4,990           --
    Prepaid expenses and other assets .......................      (243,750)        12,251           --
    Accounts payable and accrued expenses ...................      (760,307)          --         (100,686)
                                                                -----------    -----------    -----------
Net cash used by operating activities .......................    (1,759,811)       (35,569)    (2,343,047)
                                                                -----------    -----------    -----------

Cash flows from investing activities
  Collections of notes receivable - officer .................          --           82,234           --
  Acquisition of Maxx Motorsports, Inc., net of cash acquired          --             --            1,290
  Proceeds from short-term investments ......................          --          133,669           --
  Capital expenditures ......................................          --             --       (1,746,181)
                                                                -----------    -----------    -----------
Net cash provided by (used in) investing activities .........          --          215,903     (1,744,891)
                                                                -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from exercise of warrants ........................        37,500           --             --
  Collection of notes receivable ............................        30,000        200,000           --
  Funds advanced from parent ................................          --             --        4,368,386
  Repayment of capital lease obligation .....................        (8,635)       (21,560)
  Funds transferred from (to) discontinued operations .......          --          (14,431)          --
                                                                -----------    -----------    -----------
Net cash provided by financing activities ...................        58,865        185,569      4,346,826
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents from
  continuing operations .....................................    (1,700,946)       365,903        258,888
Cash and cash equivalents, beginning of period
  from continuing operations ................................     4,675,745           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $ 2,974,799    $   365,903    $   258,888
                                                                ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2002 and 2001
(Unaudited)


A.       ACCOUNTING POLICIES

         The financial statements included in this report have been prepared by Team Sports Entertainment, Inc. (the "Company" or "Team Sports") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001, which is included in the Company's Form 10-KSB for the year ended December 31, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         The consolidated financial statements include the accounts of Team Sports and its wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx") and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC"). All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, plans to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of Maxx and TRAC are presented as those of a development stage enterprise, from its inception, May 15, 2001, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The separate operations of Team Sports are not included as a development stage enterprise. The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

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



B.       RECENTLY ADOPTED ACCOUNTING STANDARDS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill as a charge to earnings during the first quarter of 2002. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company is in the development stage and accordingly utilized projections from its business plan in order to complete its review and, based upon this review did not have to record a charge to earnings for an impairment of goodwill as a result of these new standards.

         Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

C.  COMMITMENTS

         On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement. The agreement requires payments aggregating $1,515,000 during Phase I, which is 23 weeks, and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed in 58 weeks. Phase II is currently based upon production of 100 Racing Cars, at a cost of approximately $109,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during March 2002 and Phase II of the agreement commenced in April 2002. Payments aggregating $1,431,610 were paid on Phase II of the agreement in April 2002.

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

         TRAC intends to initially enter into Operating Agreements with up to ten third parties (the "Local Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events ] (such as the Championship Race), sales of sponsorships of the teams for the races and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original 10 teams ("expansion fees"). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the expansion fees paid to TRAC.

         Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. We expect that our races will be shortened from the 4-5 hour window of current stock car races to a window that is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American sport cars, will be approximately 900 pounds lighter than a NASCAR Winston Cup car and will have considerably more down-force, which should result in better handling, more passing and more intense racing than the other forms of oval-based stock car racing.

         TRAC hopes that certain characteristics of its league will tap into a new potential fan base for motorsports. The traditional stock car fan base is less than 20% of the U.S. population, is generally concentrated in rural areas of the United States and has lower income levels than the fans of major team sports. TRAC's league format will put focus on city/regional affinities and provide a business model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business model should appeal to a portion of the broader audience of sports fans, which generally is more affluent and more appealing to national advertisers than the traditional stockcar motorsports audience.
         Our cars have been designed and developed by Riley & Scott
         Race Cars as described below, and the prototypes have now been completed. We have not yet formalized Operating Agreements with any team owners, although we are meeting with potential owners. Accordingly, there can be no assurances that our expectations with respect to the League will be met.

         TRAC has narrowed its list to 26 potential markets. We expect to have 10 markets with teams for the initial race season in 2003. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We hope to begin making Local Operator announcements beginning in the second or third quarters of 2002. TRAC announced in April 2002 an agreement with Speedway Motorsports to race at five of their facilities. Pending team owner/operator agreements, TRAC's inaugural season should include two events each at Atlanta Motor Speedway, Bristol Motor Speedway, Las Vegas Motor Speedway, Lowe's Motor Speedway in Charlotte and Texas Motor Speedway in Fort Worth. The remaining five locations will be announced when arrangements have been completed.

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

         In October 2001, the Company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott Race Cars, the company that has produced championship designs in virtually every major form of motorsports, will design and manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars will be designed with high safety standards and will be designed distinctively for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing. The agreement between TRAC and Riley & Scott requires payments aggregating approximately $1,500,000 during Phase I, which is 23 weeks and includes design, tooling, prototype construction and aero tooling. Phase II of the agreement commences after completion of Phase I and is planned to be completed within 58 weeks. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase I was financed by the Company's cash on hand; Phase II is expected to be funded by cash on hand and fees expected to be received under Operating Agreements expected to be entered into with Local Operators.

         During March 2002, TRAC completed payment to Riley & Scott for Phase I of the agreement. Prototypes of the three cars successfully completed their first track testing at Indianapolis Raceway Park on April 16, 2002 and the prototypes were unveiled to the public on April 24, 2002. Phase II of the agreement commenced during April 2002 and payments aggregating $1,431,610 were paid during April 2002.

         During the three months ended March 31, 2002, the Company used $1,759,811 in cash flow in their operating activities and financing activities provided $58,865 in cash flow, resulting in a net decrease in cash of $1,700,946, leaving a cash balance of $2,974,799 at March 31, 2002. In April 2002, the Company made payments of $1,431,610 on Phase II of the agreement with Riley & Scott and accordingly will require additional funds from Operating Agreements with team owners or from equity transactions in order to continue to implement their business plan.

         The operations of Maxx and TRAC are presented as those of a development stage enterprise, from its inception, May 15, 2001. The separate operations of Team Sports are not included as a development stage enterprise.

         DISCONTINUED OPERATIONS

         As a part of the acquisition of Maxx, the Company was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts to a group of its shareholders in exchange for 12,000,000 shares of its common stock. This transaction was also completed on May 15, 2001 and the shares were cancelled.

         During the three months ended March 31, 2001, the Company had a loss in the amount of $831,342 from operations of the discontinued operations and provided for a loss in the amount of $550,000 for operating losses during the phase-out period for a total loss in the amount of $1,381,342 from discontinued operations.

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

                         TEAM SPORTS ENTERTAINMENT, INC.



     Date: May 17, 2002             By:     /s/ Terry Washburn
                                            ------------------------------------
                                            Terry Washburn
                                            Chief Financial Officer and
                                            Principal Accounting Officer