Form 10QSB
period 2002-06-30
TEAM SPORTS ENTERTAINMENT INC
filed 2002-08-19
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: June 30, 2002


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2002 was 62,568,312.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


                                                        INDEX

                                                                                                              Page
                                                                                                               No.
Part I.    Unaudited Financial Information

    Item 1.Condensed Consolidated:
           Balance Sheet - June 30, 2002                                                                        3

           Statements of Operations -                                                                           4
           Three and Six Months Ended June 30, 2002 and 2001 and Development Stage,
            from inception (May 15, 2001), through June 30, 2002

           Statement of Stockholders' Equity -                                                                  5
           Six Months ended June 30, 2002

           Statements of Cash Flows -                                                                           6
           Three and Six Months Ended June 30, 2002 and 2001 and Development Stage,
            from inception (May 15, 2001), through June 30, 2002

           Notes to Financial Statements -                                                                    7-10
           Six Months ended June 30, 2002 and 2001

    Item 2.Managements Discussion and Analysis of Plan of Operation                                           11-14


Part II.   Other Information                                                                                  15-16


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheet
June 30, 2002
(Unaudited)



Assets

Current assets
  Cash and cash equivalents ............................          $    272,563
  Marketable equity securities .........................                27,142
  Inventory ............................................             2,033,125
  Prepaid expenses and other assets ....................               112,500

                                                                  ------------
Total current assets ...................................             2,445,330
Property and equipment:
  Race car designs and manufacturing equipment .........             1,673,400
  Office furniture and computer equipment ..............               154,274
                                                                  ------------
                                                                     1,827,674
  Less accumulated depreciation ........................               (19,857)
                                                                  ------------
    Net property and equipment .........................             1,807,817
Goodwill, net ..........................................             2,810,627

                                                                  ------------
                                                                  $  7,063,774
                                                                  ============

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses ................          $    324,111
  Current portion of capital lease payable .............                38,382
  Deferred revenue .....................................               100,000
                                                                  ------------
Total current liabilities ..............................               462,493
Capital lease payable, less current portion ............                 6,857

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding ...........                   -
  Common stock, $.0001 par value; authorized 500,000,000
   shares; issued and outstanding 62,568,312 shares ....                 6,257
  Paid-in capital ......................................            15,571,214
  Accumulated deficit ..................................            (8,983,047)
                                                                  ------------
Total stockholders' equity .............................             6,594,424
                                                                  ------------
                                                                  $  7,063,774
                                                                  ============


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2002 and 2001 and Development Stage fromInception (May 15,2001) through June 30, 2002
(unaudited)


                                                                                                                     From inception
                                                                                                                       (5/15/2001)
                                                                                                                         through
                                                        Three Months Ended June 30,       Six Months Ended June 30,   June 30, 2002
                                                           2002              2001            2002           2001          (Note A)

Sales and revenues ................................  $         -      $      7,945  $          -      $     28,31$             -
Cost of goods sold ................................            -             3,096             -             9,536             -
                                                      ------------    ------------    ------------    ------------    ------------
  Gross profit ....................................            -             4,849             -            18,774             -
Selling, general and administrative
  expense .........................................      1,486,447         329,684       2,256,411         436,857       3,062,459
                                                      ------------    ------------    ------------    ------------    ------------
    Loss from operations ..........................     (1,486,447)       (324,835)     (2,256,411)       (418,083)     (3,062,459)
Other income (expense):
  Interest and other income .......................          3,031          28,210          12,676          31,099           5,735
  Interest expense ................................         (4,343)            -            (6,148)            -            (8,180)
  Unrealized gain (loss) on marketable
    equity securities .............................           (858)         (8,000)        (16,858)         68,000             -
                                                      ------------    ------------    ------------    ------------    ------------
    Total other income ............................         (2,170)         20,210         (10,330)         99,099          (2,445)
                                                      ------------    ------------    ------------    ------------    ------------
Loss before income taxes and
  discontinued operations .........................     (1,488,617)       (304,625)     (2,266,741)       (318,984)     (3,064,904)
Income tax expense ................................            -               -               -               -               -
                                                      ------------    ------------    ------------    ------------    ------------
Loss from continuing operations ..................      (1,488,617)       (304,625)     (2,266,741)       (318,984)     (3,064,904)
                                                      ------------    ------------    ------------    ------------    ------------
Discontinued operations:
  Earnings (loss) from operations of
   discontinued operations .......................             -               572             -        (1,380,770)            -

                                                      ------------    ------------    ------------    ------------    ------------
Earnings (loss) from discontinued
  operations .....................................             -               572             -        (1,380,770)            -
                                                      ------------    ------------    ------------    ------------    ------------
Net earnings (loss) ..............................    $ (1,488,617)   $ (2,266,741)   $ (1,699,754)   $ (3,064,904)
                                                      ============    ============    ============    ============    ============
Net earnings (loss) per share,
    basic and diluted
  Continuing operations ..........................                   $      (0.02)   $      (0.04)   $      (0.01)   $      (0.05)
  Discontinued operations ........................            -               -               -             (0.03)            -
                                                      ------------    ------------    ------------    ------------    ------------
                                                     $      (0.02)   $      (0.01)   $      (0.04)   $      (0.04)   $      (0.05)
                                                      ============    ============    ============    ============    ============

Weighted average shares outstanding
  Basic and diluted ..............................     62,568,312      46,639,141      62,518,588      38,846,832      62,465,968
                                                      ============    ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements



TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2002
(Unaudited)


                                                                              Stock
                                         Common Stock         Paid-in     Subscription   Accumulated
                                     Shares      Par Value    Capital      Receivable      Deficit       Total

Balance, December 31, 2001 .....   62,468,312  $     6,247  $15,533,724  $  (350,000)  $(6,716,306)  $ 8,473,665

Exercise common stock warrants .      100,000           10       37,490          -             -          37,500
Collection of stock subscription          -            -            -        350,000           -         350,000
Net loss .......................          -            -            -            -      (2,266,741)   (2,266,741)
                                  -----------  -----------  -----------  -----------   -----------   -----------
Balance, June 30, 2002 .........   62,568,312  $     6,257  $15,571,214$         -     $(8,983,047)  $ 6,594,424
                                  ===========  ===========  ===========  ===========   ===========   ===========


See accompanying notes to condensed consolidated financial statements.


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows
Six Months Ended June  30, 2002 and 2001 and Development Stage
from Inception (May 15, 2001), through June 30, 2002
(Unaudited)
                                                                                          From inception
                                                                                            (5/15/2001)
                                                                                              through
                                                                                           June 30, 2002
                                                                    2002         2001        (Note A)

Cash flows from operating activities
Net earnings (loss) .........................................  $(2,266,741)  $(1,699,754)  $(3,064,904)
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  Loss from discontinued operations, net of tax .............          -       1,380,770           -
  Depreciation and amortization .............................       12,789        26,150       142,062
  Unrealized loss (gain) from marketable securities .........       16,858       (68,000)          -
  Common stock issued for services ..........................          -          15,000           -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable .....................................          -             225           -
    Inventory ...............................................   (2,033,125)        7,990    (2,033,125)
    Prepaid expenses and other assets .......................      (62,500)        6,824           -
    Accounts payable and accrued expenses ...................     (538,155)      (90,343)       97,120
    Deferred revenue ........................................      100,000           -              -
                                                               -----------   -----------   -----------
Net cash used by operating activities .......................   (4,770,874)     (421,138)   (4,858,847)
                                                               -----------   -----------   -----------

Cash flows from investing activities
  Collections of notes receivable - officer .................          -         226,331           -
  Acquisition of Maxx Motorsports, Inc., net of cash acquired          -         (45,213)        1,290
  Proceeds from short-term investments ......................          -         133,669           -
  Capital expenditures ......................................       (2,276)       (6,570)   (1,748,457)
                                                               -----------   -----------   -----------
Net cash provided by (used in) investing activities .........       (2,276)      308,217    (1,747,167)
                                                               -----------   -----------   -----------

Cash flows from financing activities
  Proceeds from exercise of warrants ........................       37,500           -             -
  Proceeds from issuance of common stock ....................          -       7,244,250           -
  Collection of notes receivable ............................      350,000       240,000           -
  Funds advanced from parent ................................          -             -       6,825,971
  Repayment of capital lease obligation .....................      (17,532)          -         (30,457)
  Funds transferred from (to) discontinued operations .......          -           7,216           -
                                                               -----------   -----------   -----------
Net cash provided by financing activities ...................      369,968     7,491,466     6,795,514
                                                               -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents from
  continuing operations .....................................   (4,403,182)    7,378,545       189,500
Cash and cash equivalents, beginning of period
  from continuing operations ................................    4,675,745           -             -
                                                               -----------   -----------   -----------
Cash and cash equivalents, end of period ....................  $   272,563   $ 7,378,545   $   189,500
                                                               ===========   ===========   ===========


See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2002 and 2001
(Unaudited)


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001, which is included in the Company's Form 10-KSB for the year ended December 31, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

         INVENTORY. Inventory consists of the costs incurred on the Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering and other related costs. Costs are stated at the lower of cost or market on a first-in, first-out basis.

         REVENUE. Recognition of revenue from race sanction agreements is deferred until the event occurs and is recognized ratably over the period covered by the agreement.


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

C.    INVENTORY AND COMMITMENTS

         On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering. The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 Racing Cars, at a cost of approximately $109,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during March 2002 and Phase II of the agreement commenced in April 2002. At June 30, 2002, the Company had incurred total costs of $2,033,125, which amount is included in inventory, for cars, engines and associated equipment, of which amount, $1,768,125 was paid and $265,000 was included in accounts payable at June 30, 2002. See "Note E - Subsequent Events."


D.       RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2002, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

             Consulting expenses .............          $900,502
             Director fees ...................            51,000
             Reimbursed aircraft expenses ....            60,491
             Deferred revenue for Team Atlanta           100,000


E.       SUBSEQUENT EVENTS

         As of August 14, 2002, the Company had approximately $1.8 million in accounts payable and less than $20,000 in cash. Of the $1.8 million in accouunts payable, $1.5 million relates to the production of the TRAC racing cars. In the event TRAC's inaugural season is 2004, the car production payments would be resheduled. The Company has been seeking to raise additional cash, as debt or equity, to fund its operations, but to date has been unsuccessful. As a result of non-payment by the Company, Riley & Scott has stopped production of TRAC's racing cars. The Company will continue to seek to raise cash to continue its operations and complete its business plan, but there can be no assurances it will be able to do so. If the Company is unable to raise the required cash in the next few weeks, it may be forced to terminate its operations and not continue as a going concern.
         Even if the Company is successful in raising the required funds, it may be forced to delay its races until the 2004 season.

         On August 6, 2002 the Company announced that Mr. Miller ceased serving as both the Company's Chief Executive Officer and Director. Although the terms of his departure have not been resolved, Mr. Miller retained the right to purchase Team Atlanta, subject to the completion and acceptance of definitive purchase agreements, as well as other ancillary matters.

         TRAC is presently negotiating with a national network to televise its races. There are numerous material issues to be resolved in the negotiations and there can be no assurances that an agreement will be reached.

         On August 16, 2002 the Company received notice that Mr. Pritchett resigned his position as both the Company's President and Director.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


         From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: the Company's current liquidity crisis as described below; changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

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

         TRAC's business plan contemplates entering into Operating Agreements with up to ten third parties (the "Local Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. TRAC's liquidity crisis imperils its business plan,as discussed below. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams for the races and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original 10 teams ("expansion fees"). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear substantially all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing substantially all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the expansion fees paid to TRAC.

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

          TRAC hopes that certain characteristics of its league will tap into a new potential fan base for motorsports.The traditional stock car fan base is less than 20% of the U.S. population, is generally concentrated in rural areas of the United States and has lower income levels than the fans of major team sports. TRAC's league format will put focus on city/regional affinities and provide a business model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business model should appeal to a portion of the broader audience of sports fans, which generally is more affluent and more appealing to national advertisers than the traditional stockcar motorsports audience.

          Our cars have been designed and developed by Riley & Scott Race Car Engineering as described below, and the prototypes have now been completed. As part of the development process our cars have been tested twice at the Langley Air Force Full Scale Wind Tunnel. The cars have also been tested successfully on multiple oval tracks and successfully crash-tested at C.A.P.E. in Indianapolis, Indiana. We have not yet formalized any definitive Operating Agreements with any team owners, although we have signed a non-binding letter of intent for Team Carolina and a letter of agreement with William Miller to own and operate Team Atlanta. The Company has also signed a contract with Moag & Company, an experienced sports team broker, to seek potential owners of the remaining teams.

         TRAC announced in April 2002 an agreement in principle with Speedway Motorsports to race at five of their facilities. If team owner/operator agreements are entered into for ten markets, TRAC's inaugural season is expected to include two events each at Atlanta Motor Speedway, Bristol Motor Speedway, Las Vegas Motor Speedway, Lowe's Motor Speedway in Charlotte and Texas Motor Speedway in Fort Worth. The remaining five locations will be announced when arrangements have been completed.

         TRAC is presently negotiating with a national network to televise its races. There are numerous material issues to be resolved in the negotiations and there can be no assurances that an agreement will be reached.

         There can be no assurance that TRAC will be successful in entering into Operating Agreements with 10 Local Operators, in entering into a national television contract on satisfactory terms or in launching in 2003. See below.

         In October 2001, the Company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott Race Car Engineering, the company that has produced championship designs in virtually every major form of motorsports, will design and manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars will be designed with high safety standards and will be designed distinctively for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing. The agreement between TRAC and Riley & Scott required payments aggregating approximately $1,515,000 during Phase I, which was 23 weeks and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed within 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $109,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase I was financed by the Company's cash on hand; Phase II was expected to be funded by cash on hand and fees expected to be received under Operating Agreements expected to be entered into with Local Operators.

         During March 2002, TRAC completed payment to Riley & Scott for Phase I of the agreement. Prototypes of the three cars successfully completed their first track testing at Indianapolis Raceway Park on April 16, 2002 and the prototypes were unveiled to the public on April 24, 2002. Phase II of the agreement commenced during April 2002 and at June 30, 2002, costs aggregating $2,010,781 for cars and engines had been incurred. Of this amount, $265,000 is included in accounts payable at June 30, 2002 and the balance has been paid. However, as a result of the Company's lack of cash as described below, the Company has fallen further behind in payments to Riley & Scott and as a result Riley & Scott has stopped production of TRAC's cars.

         During the six months ended June 30, 2002, the Company used $4,770,874 in cash flow in their operating activities; investing activities used

         $2,276 in cash flow; and financing activities provided $369,968 in cash flow, resulting in a net decrease in cash of $4,403,182, leaving a cash balance of $272,563 at June 30, 2002. During the quarter ended June 30, 2002, the Company made payments of $2,010,781 on Phase II of the agreement with Riley & Scott, including payments for engines.

        Selling, general and administrative expense includes a charge for $480,000 which is the amount the Company had prepaid Mr. Miller for compensation for the ten month period beginning July 2002. As a result of Mr. Miller's departure from the Company, it is presently evaluating its options to pursue return of a portion of the prepayment.

         As of August 14, 2002, the Company had approximately $1.8 million in accounts payable and less than $20,000 in cash. Of the $1.8 million in accouunts payable, $1.5 million relates to the production of the TRAC racing cars. In the event TRAC's inaugural season is 2004, the car production payments would be resheduled.

         The Company has been seeking to raise additional cash,as debt or equity, to fund its operations, but to date has been unsuccessful.
         As a result of non-payment by the Company, Riley & Scott has stopped production of TRAC's racing cars. The Company will continue to seek to raise cash to continue its operations and complete its business plan, but there can be no assurances it will be able to do so. If the Company is unable to raise the required cash in the next few weeks, it may be forced to terminate its operations. Even if the Company is successful in raising the required funds, it may be forced to delay its races until the 2004 season.

         The Company has included $100,000 in deferred revenue relating to the payment by Mr. Miller for the rights to Team Atlanta.

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

         During the six months ended June 30, 2001, the Company had a loss in the amount of $1,380,770 from operations of the discontinued operations.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On August 6, 2002 the Company announced that Bill
         Miller is no longer the Company's Chief Executive
         Officer or a Director of the Company's Board.

         On August 16, 2002 the Company received notice that
         Jon Pritchett had resigned as the Company's
         President and as a Director of the Company's Board.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - Not applicable
(b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEAM SPORTS ENTERTAINMENT, INC.



     Date: August 19, 2002          By:     /s/ Terry Washburn
                                            ------------------------------------
                                            Terry Washburn
                                            Chief Financial Officer and
                                            Principal Accounting Officer

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

In connection with the accompanying Condensed Consolidated Financial Statements on Form 10-QSB of Team Sports Entertainment, Inc. for the three and six month periods ended June 30, 2002 (the "Periodic Report"), I, Terry Hansen , Acting Chief Executive Officer, and I, Terry Washburn, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Date: August 19, 2002          By:     /s/ Terry Hansen
                                            ------------------------------------
                                            Terry Hansen
                                            Acting Chief Executive Officer


     Date: August 19, 2002          By:     /s/ Terry Washburn
                                            ------------------------------------
                                            Terry Washburn
                                            Chief Financial Officer