Form 10QSB
period 2002-09-30
TEAM SPORTS ENTERTAINMENT INC
filed 2002-11-14
CIK 777516

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2002


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2002 was 62,568,312.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].




TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


                                                       INDEX

                                                                                                       Page
                                                                                                        No.
Part I.        Unaudited Financial Information

        Item 1.Condensed Consolidated:
               Balance Sheet - September 30, 2002 ..............                                         3

               Statements of Operations - ......................                                         4
               Three and Nine Months Ended September 30, 2002 and 2001 and Development Stage,
                from inception (May 15, 2001), through September 30, 2002

               Statement of Stockholders' Equity - .............                                         5
               Nine Months ended September 30, 2002

               Statements of Cash Flows - ......................                                         6
               Nine Months Ended September 30, 2002 and 2001 and Development Stage,
                from inception (May 15, 2001), through September 30, 2002

               Notes to Financial Statements - .................                                        7-10
               Nine Months ended September 30, 2002 and 2001

        Item 2.Managements Discussion and Analysis of Plan of Operation                                11-14

        Item 3.Controls and Procedures..........................                                         15

Part II.       Other Information................................                                       16-18


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheet
September 30, 2002
(Unaudited)



Assets

Current assets
  Cash and cash equivalents ............................   $    888,641
  Marketable equity securities .........................         22,857
  Inventory ............................................      2,268,125
  Prepaid expenses and other assets ....................        229,108

                                                           ------------
Total current assets ...................................      3,408,731
Property and equipment:
  Race car designs and manufacturing equipment .........      1,673,400
  Office furniture and computer equipment ..............        154,274
                                                           ------------
                                                              1,827,674
  Less accumulated depreciation ........................        (26,306)
                                                           ------------
    Net property and equipment .........................      1,801,368
Goodwill, net ..........................................      2,810,627

                                                           ------------
                                                           $  8,020,726
                                                           ============

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses ................   $    132,810
  Current portion of capital lease payable .............         36,070
  Convertible promisory notes ..........................      1,613,000
  Deferred revenue .....................................        100,000
                                                           ------------
Total current liabilities ..............................      1,881,880

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding ...........           --
  Common stock, $.0001 par value; authorized 500,000,000
   shares; issued and outstanding 62,568,312 shares ....          6,257
  Paid-in capital ......................................     15,571,214
  Unissued common stock; 645,200 shares                         161,300
  Accumulated deficit ..................................     (9,599,925)
                                                           ------------
Total stockholders' equity .............................      6,138,846
                                                           ------------
                                                           $  8,020,726
                                                           ============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2002 and 2001 and Development Stage
 from Inception (May 15, 2001), through September 30, 2002
(Unaudited)

                                                                                                         From inception
                                                                                                           (5/15/2001)
                                                                                                             through
                                            Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,   Sept. 30, 2002
                                               2002            2001            2002            2001          (Note A)

Sales and revenues ...................   $       --      $       --      $       --      $     28,310    $       --
Cost of goods sold ...................           --              --              --             9,536            --
                                          ------------    ------------    ------------    ------------    ------------
  Gross profit .......................           --              --              --            18,774            --
Selling, general and administrative
  expense ............................        590,108         913,606       2,846,519       1,350,463       3,606,273
                                          ------------    ------------    ------------    ------------    ------------
    Loss from operations .............       (590,108)       (913,606)     (2,846,519)     (1,331,689)     (3,606,273)
Other income (expense):
  Interest and other income ..........            937          77,883          13,613         108,982           6,370
  Interest expense ...................        (23,422)           (686)        (29,570)           (686)         (9,660)
  Unrealized gain (loss) on marketable
    equity securities ................         (4,285)        (36,000)        (21,143)         32,000            --
                                         ------------    ------------    ------------    ------------    ------------
    Total other income ...............        (26,770)         41,197         (37,100)        140,296          (3,290)
                                         ------------    ------------    ------------    ------------    ------------
Loss before income taxes and
  discontinued operations ............       (616,878)       (872,409)     (2,883,619)     (1,191,393)     (3,609,563)
Income tax expense ...................           --              --              --              --              --
                                         ------------    ------------    ------------    ------------    ------------
Loss from continuing operations ......       (616,878)       (872,409)     (2,883,619)     (1,191,393)     (3,609,563)
                                         ------------    ------------    ------------    ------------    ------------
Discontinued operations:
  Earnings (loss) from operations of
   discontinued operations ...........           --              --              --        (1,380,770)           --
                                         ------------    ------------    ------------    ------------    ------------
Earnings (loss) from discontinued
  operations .........................           --              --              --        (1,380,770)           --
                                         ------------    ------------    ------------    ------------    ------------
Net earnings (loss) ..................   $   (616,878)   $   (872,409)   $ (2,883,619)   $ (2,572,163)   $ (3,609,563)
                                         ============    ============    ============    ============    ============

Net earnings (loss) per share,
    basic and diluted
  Continuing operations ..............   $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)   $      (0.06)
  Discontinued operations ............           --              --              --             (0.03)           --
                                         ------------    ------------    ------------    ------------    ------------
                                         $      (0.01)   $      (0.01)   $      (0.05)   $      (0.06)   $      (0.06)
                                         ============    ============    ============    ============    ============

Weighted average shares outstanding
  Basic and diluted ..................     62,568,312      61,936,806      62,535,345      46,628,068      62,484,687
                                         ============    ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2002
(Unaudited)


                                                                                Stock      Unissued
                                          Common Stock         Paid-in       Subscription   Common    Accumulated
                                     Shares       Par Value    Capital        Receivable     Stock       Deficit        Total


Balance, December 31, 2001 .....    62,468,312   $     6,247   $15,533,724   $  (350,000)   $    --     $(6,716,306)   $ 8,473,665

Exercise common stock warrants .       100,000            10        37,490          --           --            --           37,500
Collection of stock subscription          --            --            --         350,000         --         350,000
Unissued common stock ..........          --            --            --            --        161,300          --          161,300
Net loss .......................          --            --            --            --           --      (2,883,619)    (2,883,619)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2002 ....    63,213,512   $     6,322   $15,732,449   $      --       $161,300   $(9,599,925)   $ 6,138,846
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows
Nine Months Ended September  30, 2002 and 2001 and Development Stage
from Inception (May 15, 2001), through September 30, 2002
(Unaudited)
                                                                                           From inception
                                                                                             (5/15/2001)
                                                                                               through
                                                                                           Sept. 30, 2002
                                                                     2002           2001       (Note A)

Cash flows from operating activities
Net earnings (loss) .........................................   $(2,883,619)   $(2,572,163)   $(3,609,563)
Adjustments to reconcile net earnings (loss) to net
 cash used by operating activities:
  Loss from discontinued operations, net of tax .............          --        1,380,770           --
  Depreciation and amortization .............................        19,238         78,240        148,511
  Unrealized loss (gain) from marketable securities .........        21,143        (32,000)          --
  Common stock issued for services ..........................          --           15,000           --
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable .....................................          --              225           --
    Inventory ...............................................    (2,268,125)         7,990     (2,268,125)
    Prepaid expenses and other assets .......................       (17,808)        14,696           --
    Accounts payable and accrued expenses ...................      (729,456)       (31,600)       (99,682)
    Deferred revenue ........................................       100,000            --             --
                                                                -----------    -----------    -----------
Net cash used by operating activities .......................    (5,758,627)    (1,138,842)    (5,828,859)
                                                                -----------    -----------    -----------

Cash flows from investing activities
  Collections of notes receivable - officer .................          --          226,331           --
  Acquisition of Maxx Motorsports, Inc., net of cash acquired          --          (45,213)         1,290
  Proceeds from short-term investments ......................          --          133,669           --
  Capital expenditures ......................................        (2,276)       (65,827)    (1,748,457)
                                                                -----------    -----------    -----------
Net cash provided by (used in) investing activities .........        (2,276)       248,960     (1,747,167)
                                                                -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from exercise of warrants ........................        37,500           --             --
  Proceeds from issuance of common stock ....................          --        7,244,993           --
  Collection of notes receivable ............................       350,000        240,000           --
  Proceeds from convertible promissory notes ................     1,613,000           --             --
  Funds advanced from parent ................................          --             --        7,807,741
  Repayment of capital lease obligation .....................       (26,701)          --          (39,626)
  Funds transferred from (to) discontinued operations .......          --            7,216           --
                                                                -----------    -----------    -----------
Net cash provided by financing activities ...................     1,973,799      7,492,209      7,768,115
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents
  from continuing operations ................................    (3,787,104)     6,602,327        192,089
Cash and cash equivalents, beginning of period
  from continuing operations ................................     4,675,745           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $   888,641    $ 6,602,327    $   192,089
                                                                ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2002 and 2001
(Unaudited)


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

         On May 15, 2001, Team Sports changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

         On May 15, 2001 the Company acquired all of the common stock of Maxx Motorsports, Inc., a South Carolina corporation, in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for $825,000 of Maxx's liabilities. The Liabilities consisted of $450,000 for cash advances and loans made to Maxx and $375,000 for consulting fees incurred. In addition, the Company completed the sale of its wholly owned subsidiaries, Logisoft Computer Products Corp. and eStorefronts.net Corp., who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of the Company's common stock, which were cancelled. The operations from these business segments have been classified as discontinued operations in the accompanying financial statements.

         INVENTORY. Inventory consists of the costs incurred on the production phase of the Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering and other related costs. Costs are stated at the lower of cost or market on a first-in, first-out basis.

         REVENUE. Recognition of revenue from team operating agreements is deferred until the event occurs and is recognized ratably over the period covered by the agreement.


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

C.    INVENTORY AND COMMITMENTS

         On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering. The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 Racing Cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during March 2002 and Phase II of the agreement commenced in April 2002. At September 30, 2002, the Company had incurred and paid total costs of $2,268,125, which amount is included in inventory, for cars, engines and associated equipment. TRAC and Riley & Scott are currently developing a revised schedule for Phase II of the agreement as a result of the delay in the initial race season to 2004.


D.       RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

               Consulting expenses to Directors.         $166,001
               Director fees ...................           60,750
               Reimbursed aircraft expenses ....           62,891
               Deferred revenue for Team Atlanta          100,000
               Payments to William Miller, former CEO     780,000


E.       CONVERTIBLE PROMISSORY NOTES

         As of September 30, 2002, Team Sports had issued $1,613,000 in convertible promissory notes to certain shareholders of the Company. The notes are due August 31, 2003; bear interest at 8% per annum; with interest payable quarterly; are convertible into Team Sports common stock at the rate of $.20 per share; the note holder will receive a 10% fee which will be payable in common stock at the rate of $.25 per share; and collateralized by all the assets of the Company. Team Sports will issue 645,200 shares of its common stock in payment of the loan origination fees. The common stock to be issued for the note origination fees and the common stock issuable upon conversion of convertable notes payable is restricted.


F.       UNCERTAINTIES

         The primary operating entity of Team Sports will be TRAC, which has been in the development stage since its inception, May 15, 2001 and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $3,609,563 from inception through September 30, 2002. Going foward, management anticipates obtaining the necessary operating capital through the fees payable by Local Operators under operating agreements or by private placement stock sales. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Companies are unable to generate sufficient capital to execute this plan.

G.       SUBSEQUENT EVENTS

         TRAC is presently negotiating with a national network to televise its races. There are numerous material issues to be resolved in the negotiations and there can be no assurances that an agreement will be reached.

         During October 2002 Team Sports received an additional $657,000 from the issue of convertible promissory notes. The notes are due August 31, 2003; bear interest at 8% per annum; with interest payable quarterly; are convertible into Team Sports common stock at the rate of $.20 per share; the note holder will receive a 10% fee which will be payable in common stock at the rate of $.25 per share; and collateralized by all of the assets of the Company. Team Sports will issue 262,800 shares of its common stock in payment of the loan origination fees.
         The common stock to be issued for the note origination fees and the common stock issuable upon conversion of convertable notes payable is restricted.

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

On May 15, 2001, the Company completed the acquisition of Maxx. Maxx, through its wholly owned subsidiary, TRAC plans to develop, own, operate, and sanction an automotive racing league (the "League") designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2004, will consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards intended to increase parity among the teams without diminishing the entertainment value.

TRAC had originally planned on starting its racing league in the second quarter of 2003. Due to adverse business conditions, signing a definitive television agreement has taken considerably longer than management originally anticipated. As a result, Local Operator sales have been delayed and the Company, along with the aforementioned potential television partner, believes it was best to delay the start of the race league to the second quarter of 2004. TRAC intends to initially enter into Operating Agreements with up to ten third parties (the

"Local Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), ticket sales, sales of sponsorships of the teams for the races and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original teams ("expansion fees"). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear substantially all local expenses of operating the team, including the costs of all personnel necessary to operate the team; it is expected drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the expansion fees paid to TRAC.

TRAC has engaged Moag & Company, a leading sports, media and entertainment investment banking firm, to act as their sole and exclusive agent for sale of the local operating rights for the ten-city racing league. Moag will identify potential ownership groups, advise TRAC concerning those investors and will assist in the negotiations on the sale of operating rights for each city.

Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. We expect that our races will be shortened from the 4-5 hour window of current stock car races to a window that is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American sport cars, will be approximately 900 pounds lighter than most current oval-based stock cars and will have considerably more down-force, which should result in better handling, more passing and more intense racing than the other forms of oval-based stock car racing.

TRAC's league format will put emphasis on city/regional affinities and provide a business model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, and our visually appealing cars will attract a broad audience of sports fans.

Our cars have been designed and developed by Riley & Scott Race Car Engineering as described below, and the prototypes have now been completed. We have not yet formalized Operating Agreements with any team owners, although we are meeting with potential owners. Accordingly, there can be no assurances that our expectations with respect to the League will be met.

TRAC has narrowed its list to 26 potential markets. We expect to have 10 markets with teams for the initial race season in 2004. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We anticipate making Local Operator announcements beginning in the first or second quarters of 2003. TRAC announced in April 2002 an agreement with Speedway Motorsports to race at five of their facilities. Pending team owner/operator agreements, TRAC's inaugural season should include two events each at Atlanta Motor Speedway, Bristol Motor Speedway, Las Vegas Motor Speedway, Lowe's Motor Speedway in Charlotte and Texas Motor Speedway in Fort Worth. The remaining five locations will be announced when arrangements have been completed.

TRAC is currently in discussions seeking a national network to televise its races beginning with the 2004 season.

There can be no assurance that TRAC will be successful in entering into Operating Agreements with 10 Local Operators, in entering into a national television contract on satisfactory terms or in launching in 2004. Management anticipates obtaining the necessary operating capital to complete their business plan through the fees payable by Local Operators under Operating Agreements or by private placement stock sales.

In October 2001, the Company entered into an agreement with one of motorsports' most respected design and manufacturing companies to develop the race cars to be used during TRAC's first season. Riley & Scott Race Car Engineering, the company that has produced championship designs in virtually every major form of motorsports, has designed and plans to manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars are high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars have been designed with high safety standards and are distinctively designed for the purpose of creating visual appeal to attract a broader demographic audience to stock car racing. The agreement between TRAC and Riley & Scott required payments aggregating approximately $1,500,000 during Phase I, which was 23 weeks and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was originally planned to be completed within 58 weeks. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Because of the revision in the start date from 2003 to 2004 which is the result of unexpected delays in signing a television contract and selling teams and sponsorships, management and Riley & Scott are currently working on a new Phase II schedule in order to have an appropriate number of race cars in the Local Operators' possession by April 2004. Phase I was financed by the Company's cash on hand; Phase II is expected to be funded by cash on hand, additional debt and/or equity financing and fees anticipated to be received under Operating Agreements which are anticipated to be entered into with Local Operators.

During March 2002, TRAC completed payment to Riley & Scott for Phase I of the agreement. Prototypes of the three cars successfully completed their first track testing at Indianapolis Raceway Park on March 28-30, 2002 and the prototypes were unveiled to the public on April 24, 2002. Phase II of the agreement commenced during April 2002 and at September 30, 2002, costs aggregating $2,268,125 for cars and engines had been incurred, paid and included in inventory. TRAC is currently developing a revised schedule with Riley & Scott for the balance of Phase II.


During the nine months ended September 30, 2002, the Company used $5,758,627 in cash flow in their operating activities; investing activities used $2,276 in cash flow; and financing activities provided $1,973,799 in cash flow, resulting in a net decrease in cash of $3,787,104, leaving a balance in cash of $888,641 at September 30, 2002. So far this year, TRAC made payments of $2,268,125 on Phase II of the agreement with Riley & Scott, including payments for engines. The primary source of cash was the $1,613,000 in convertible promissory note proceeds received in September 2002.

Selling, general and administrative expense includes a charge for $480,000 which is the amount the Company had prepaid Mr. William Miller, former Chief Executive Officer, for compensation for the ten month period beginning July 2002. As a result of Mr. Miller's departure from the Company, management is presently evaluating its options to pursue the return of a portion of the prepayment.


The Company has included $100,000 in deferred revenue relating to the payment by Mr. Miller for the rights to Team Atlanta, which is also being evaluated.

The Company incurred $29,570 in interest expense during the nine months ended September 30, 2002 as compared to the year earlier period amount of $686. The increase is primarily the interest on the convertible promissory notes and the related amortization of the loan fee.


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

During the nine months ended September 30, 2001, the Company had a loss of $1,380,770 from discontinued operations.

Item 3. Controls and Procedures

The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

                           PART II - OTHER INFORMATION

Items 1, 3 and 4 are omitted as they are not required.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of September 30, 2002, Team Sports will issue 645,200 shares of its common stock as a loan origination fee in conjunction with the issue of $1,613,000 in 8% convertible promissory notes. Subsequent to September 30, 2002, Team Sports will issue an additional 262,800 shares of its common stock as loan origination fees for the $657,000 in 8% convertible promissory notes issued during October 2002. The proceeds from the convertible promissory notes are being used for working capital and to complete the Company's business plan.The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

ITEM 5.   OTHER INFORMATION

     Charles Bradshaw became Chief Executive Officer on August 22, 2002. The Company does not currently employ a Chief Financial Officer.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits -  99.1 Certificate Pursuant to 18 U.S.C. Section 1350

        (b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TEAM SPORTS ENTERTAINMENT, INC.



     Date: November 12, 2002       By:      /s/ Charles Bradshaw
                                            --------------------------
                                            Charles Bradshaw
                                            Chief Executive Officer and
                                            Principal Accounting Officer

                                  CERTIFICATION

I, Charles Bradshaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Team Sports Entertainment, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report; 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                                  /s/ Charles Bradshaw
                                                   -----------------------
                                                   Charles Bradshaw
                                                   Chief Executive Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Quarterly Report of Team Sports Entertainment, Inc. (the "Registrant") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

     Date:    November 12, 2002           By:      /s/Charles Bradshaw
                                                   -------------------
                                                   Charles Bradshaw
                                                   Chief Executive Officer