Form 10KSB
period 2002-12-31
TEAM SPORTS ENTERTAINMENT INC
filed 2003-04-15
CIK 777516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

Commission File Number 0-23100

TEAM SPORTS ENTERTAINMENT, INC.

(Exact name of small business issuer in its charter)

Delaware	22-2649848
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13801 Reese Blvd. West, Suite 150
Huntersville, North Carolina	28078
(Address of principal executive offices)	(Zip Code)

1111 South Main, Suite 127
Grapevine, Texas	76051
(Former address of principal executive offices)	(Zip Code)

Issuer’s telephone number (704) 992-1290

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒;  No ☐.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $ 0

As of March 20, 2003, the registrant had outstanding 63,476,312 shares of its Common Stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 20, 2003, was $17,773,367.36 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes ☐;  No ☒.

TEAM SPORTS ENTERTAINMENT, INC.

FORM 10-KSB

Part I

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: the Company’s current liquidity needs, as described in its periodic reports; changes in the economy; increases in competition for attendance, television viewership and sponsorship; significant delays in manufacture of racing cars to be used in the automotive racing league; inability of the Company to sell sufficient racing teams; inability of the Company to raise additional capital; the Company’s involvement in potential litigation; changes in operating expenses; volatility of the Company’s stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse state and federal regulation and legislation; inability to use intellectual property; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others, including those factors discussed in Exhibit 99.1 filed with the Securities and Exchange Commission as an exhibit to this report, involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. The Company does not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

Item 1. Description of Business

Business Development

Team Sports Entertainment, Inc. (together with its subsidiaries, hereinafter referred to as the “Company”, “Team Sports”, “We” or “Us”), is a holding company with one wholly owned subsidiary, Maxx Motorsports, Inc. (“Maxx”). Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company (“TRAC”), plans to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans.

Team Sports Entertainment, Inc., a Delaware corporation, was originally incorporated on July 25, 1985 as Horizon Capital Corp. It was known as Reconversion Technologies, Inc. (“Reconversion”) until May 1, 2000, at which time the name was changed to Logisoft Corp. On May 15, 2001, the Company changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

Keystone Laboratories, Inc. (“Keystone”), a Delaware corporation organized on July 20, 1987 was acquired by Reconversion on November 20, 1997. Keystone is a forensic urine drug screening and confirmatory testing laboratory.

On March 10, 2000, Reconversion acquired 100% of Logisoft Computer Products Corp. (“LCP”), a New York corporation, and 100% of eStorefronts.net Corp. (“eStore”), an affiliate of LCP, in exchange for 12,000,000 shares of Reconversion Common Stock. LCP and eStore created global and localized Internet solutions for both traditional and pure e-business companies.

On March 9, 2000, as a requirement of the purchase on March 10, 2000, Reconversion completed the sale of its wholly owned subsidiary, Keystone, for a $720,000 non-interest bearing note payable in twelve monthly payments of $60,000. Joel Holt, President and Chairman of the Board of Directors of both Reconversion and Keystone, at the time, was the purchaser. Reconversion also completed the sale of 5,500,000 shares of its Common Stock on March 9, 2000 for $5,500,000 cash. The shares sold included 2,750,000 shares from the exercise of warrants and 2,750,000 newly issued shares.

On May 15, 2001, the Company acquired all of the common stock of Maxx Motorsports, Inc. and its wholly owned subsidiary, TRAC, in a tax-free stock exchange for 7,750,000 shares of the Company’s common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for the cancellation of $825,000 of Maxx’s liabilities. The liabilities consisted of $450,000 for cash advances and loans made to Maxx and $375,000 for consulting fees incurred. In addition, the Company completed the sale of its wholly owned subsidiaries, LCP and eStore, to a group of its shareholders in exchange for 12,000,000 shares of the Company’s common stock, which were cancelled.

Business of the Company

TRAC plans to develop, own, operate, and sanction an automotive racing league (the “League”) designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC is expected to consist initially of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2004, is expected to consist of a regular season race schedule, an all-star race, and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards intended to increase parity among the teams without diminishing the entertainment value.

TRAC intends initially to enter into operating agreements (“Operating Agreements”) with at least six third-party operators (the “Local Operators”) to be identified by TRAC with respect to the local operations of a TRAC racing team, but reserves the right to operate one or two teams itself. TRAC hopes to generate revenues from:

•	fees Local Operators will pay to obtain the right to operate their team in its market,

•	national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time),

•	sales of national corporate sponsorships for the League and for League events (such as the Championship Race),

•	sales of sponsorships of the teams,

•	championship race ticket sales,

•	sale of race cars,

•	license fees from sales of officially licensed merchandise, and

•	fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original six teams (“Expansion Fees”).

In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team. Drivers will be employees of TRAC and assigned by TRAC to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC, but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the Expansion Fees paid to TRAC.

Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. Our races will be shortened from the four to five hour window of current stock car races to two hours which is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American muscle cars.

TRAC’s league format will focus on city/regional affinities and provide a business and sports model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business and sports model should appeal to a portion of the broader audience of sports fans.

TRAC has identified 26 potential markets. We expect to have 6 markets with teams for the initial race season in 2004. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We hope to make Local Operator and market announcements beginning in the third quarter of 2003 and continuing until the fourth quarter of 2003.

TRAC has entered into a definitive agreement with ESPN, Inc. and ESPN Productions, Inc. (together “ESPN”), dated as of April 7, 2003 (the “ESPN Agreement”) to televise League races beginning with the 2004 season. The ESPN Agreement provides for the live broadcasting of at least 13 two-hour League events with TRAC hiring ESPN Productions, Inc. to produce these television events. TRAC, subject to ESPN approvals, has the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships.

In October 2001, the Company entered into an agreement with Riley & Scott Race Car Engineers (“Riley & Scott”), one of motorsports’ most respected design and manufacturing companies, to develop the race cars to be used by TRAC (the “Riley & Scott Agreement”). Riley & Scott, the company that has produced championship designs in virtually every major form of motorsports, has designed and will manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars were designed with high safety standards. The agreement between TRAC and Riley & Scott required payments aggregating approximately $1,500,000 during Phase I, which began in October 2001 and included design, tooling, prototype construction and aero tooling. Phase I was completed April 18, 2002. Phase II of the agreement commenced after completion of Phase I. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase II is expected to be funded by fees expected to be received under Operating Agreements expected to be entered into with Local Operators. Our agreement with Riley & Scott was amended effective August 2002 to modify our payment obligations and suspend Riley & Scott’s delivery of race cars until further notice from us. See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

In April 2003, TRAC engaged Raycom Sports (“Raycom”) to become the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages (the “Raycom Agreement”). Raycom also will search out other sponsorship opportunities including, but not limited to, title sponsor of the series, tire sponsor, oil and gas sponsor, secondary sponsors for cars, and secondary sponsors for commercial spots.

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term (the “Moag Agreement”). TRAC will attempt, through Moag & Company, to sell six teams for its inaugural race season of 2004. The Company intends to renew or otherwise extend the term of the Moag & Company engagement in June 2003; however, no assurance can be given that such a renewal or extension will be obtained.

TRAC has agreed in principle to terms with 13 racing venues in various markets throughout the United States that TRAC views as suitable for hosting TRAC racing events. The suitability of these tracks is based on the fact that they all are 0.5 mile to 2.0 miles in length and have the ability to seat 50,000 spectators. The completion of the contract terms, including times and dates are contingent upon the sale of TRAC teams in each specific market.

The terms of each of the ESPN Agreement, Riley & Scott Agreement, Raycom Agreement and Moag Agreement are described in more detail in “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

There can be no assurance that TRAC will be successful in entering into Operating Agreements with 6 Local Operators, in negotiating sponsorship arrangements, in leasing appropriate racing venues on satisfactory terms or in launching the League in 2004.

Competition

Our planned racing events will compete with other racing and sporting events for television viewership, attendance and sponsorship funding. Our racing events will compete with racing events sanctioned by other racing bodies, including:

•	Formula One;

•	National Association of Stock Car Automobile Racing (“NASCAR”);

•	Indy Racing League (“IRL”);

•	National Hot Rod Association (“NHRA”);

•	Sports Car Club of America (“SCCA”);

•	Professional Sports Car Racing (“PSCR”); and

•	Championship Auto Racing Teams (“CART”).

In addition, our racing events will compete with other sports, entertainment and recreational events, including:

•	Football;

•	Basketball;

•	Baseball; and

•	Golf.

Trademarks

The Company is currently working with the United States Patent & Trademark Office on the trademark applications for TRAC, the TRAC logo, and Team Racing Auto Circuit, in various international classes of goods & services. Those applications are in various degrees of completion.

Employees

At December 31, 2002 the Company had eight full-time employees.

Item 2. Description of Property

TRAC leases its office facility in Huntersville, North Carolina. Future minimum lease payments for the remaining term of the lease are as follows: 2003—$123,462, 2004—$126,368, 2005—$129,273, and 2006—$65,363.

Item	3. Legal Proceedings

The Company is not currently a party to any litigation. However, the Company is involved in a dispute with its former Chief Executive Officer, William G. Miller, as is further described in “Item 12. Certain Relationships and Related Transactions.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our $0.0001 par value per share common stock (“Common Stock”) is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board (“OTCBB”) under the symbol “TSPT.OB”. Prior to May 18, 2001, the Company was quoted on the OTCBB under the symbol “LGST” and prior to May 1, 2000, was quoted on the OTCBB under the symbol “RTTK.”

The following tables set forth the quarterly high and low daily bids for our Common Stock as reported by the OTCBB for the two years ended December 31, 2002. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2002:
Fourth Quarter	$0.47	$0.14
Third Quarter	$0.76	$0.17
Second Quarter	$1.86	$0.57
First Quarter	$1.91	$0.62
2001:
Fourth Quarter	$0.75	$0.18
Third Quarter	$0.95	$0.43
Second Quarter	$2.14	$0.31
First Quarter	$0.81	$0.31

The OTCBB is a quotation service sponsored by the National Association of Securities Dealers (“NASD”) that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Holders

At March 20, 2003 there were 566 holders of record of the Company’s Common Stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its Common Stock, and intends to utilize current and future resources to implement its operating plan and then to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company’s Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On September 1, 2002, the Company issued its senior secured convertible promissory notes (the “Convertible Notes”) to accredited and sophisticated investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, in order to fund the Company’s operations through April 2003. The Convertible Notes are in the aggregate principal amount of $2,270,000 and bear interest at 8% per annum payable on December 1, March 1, June 1 and September 1. The Convertible Notes are scheduled to mature on August 31, 2003, although the Company is attempting to extend this maturity date to March 1, 2004. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Going Concern Factors – Liquidity.” These notes are convertible at the holders’ option into the Company’s Common Stock, subject to certain adjustments, at the rate of one share of Common Stock for each $0.20 of outstanding principal, representing 11,350,000 shares if all Convertible Notes were so converted. The Convertible Notes are secured by a lien on all of the Company’s assets. On December 6, 2002 the Company issued 908,000 unregistered shares of its Common Stock in order to pay a loan origination fee of $227,000 to the Convertible Note holders. The origination fee was converted at $.25 per share of Common Stock. Interest payments under the Convertible Notes are current as of March 1, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operation

On May 15, 2001, the Company completed the acquisition of Maxx and TRAC. TRAC plans to develop, own, operate, and sanction the League designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in the second quarter of 2004, will consist of a regular season race schedule, an all-star race and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.

TRAC intends to initially enter into Operating Agreements with at least six Local Operators to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams and ticket sales for the Championship Race and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original six teams (“Expansion Fees”). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team. Drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales, and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the Expansion Fees paid to TRAC.

Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. Our races will be shortened from the 4-5 hour window of current stock car races to a 2-hour window which is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American muscle cars.

TRAC’s league format will put focus on city/regional affinities and provide a business and sports model not currently present in motorsports. We expect that our marketing and positioning efforts, our competitive standards, our visually appealing cars, and our business and sports model should appeal to a portion of the broader audience of sports fans.

Our cars are currently being designed and developed by Riley & Scott as described below. We have not yet entered into Operating Agreements with any team owners, although we are meeting with potential owners. Accordingly, there can be no assurances that our expectations with respect to the League or our Company’s future financial obligations will be met.

TRAC has narrowed its list to 26 potential markets. We expect to have at least six markets with teams for the initial race season in 2004. We will select these markets based on factors including: strength of prospective operators, size of television market, type of venue, level of anticipated civic support and national geographic balance. We hope to make Local Operator and market announcements beginning in the third quarter of 2003 and continuing until the fourth quarter of 2003.

In April 2003, the Company entered into the ESPN Agreement, pursuant to which ESPN will provide for the live broadcasting of at least 13 two-hour League events and produce these television events. TRAC, subject to ESPN approvals, has the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement requires TRAC to pay expected production fees (“Production Fees”) of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC also will pay ESPN consideration for broadcasting all League events on a per event basis (“Broadcast Consideration”) in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. For the 2004 season, TRAC is obligated to pay ESPN $10,660,000 in Production Fees and Broadcast Consideration according to the following schedule:

October 15, 2003	$375,000
February 1, 2004	3,394,050
April 1, 2004	2,150,950
May 1, 2004	3,160,000
June 1, 2004	1,580,000

Total:	$10,660,000

Payments for the 2004 season to ESPN are to be funded by sponsorship and advertising income and fees expected to be received under Operating Agreements expected to be entered into with Local Operators. The ESPN Agreement covers the 2004 and 2005 League seasons with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC is required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations do not result in a new ESPN agreement and to make a reoffer to ESPN if a third party offers to broadcast League events, which reoffer shall be on the same terms as those of the third party’s offer. TRAC may terminate the ESPN Agreement either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN.

In October 2001, the Company entered into the Riley & Scott Agreement pursuant to which Riley & Scott has designed and will manufacture approximately 100 cars at their manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars were designed with high safety standards. The Riley & Scott Agreement required payments aggregating approximately $1,500,000 during Phase I, which was 23 weeks and included design, tooling, prototype construction and aero tooling. Phase I was completed April 18, 2002. Phase II of the agreement commenced after completion of Phase I. Phase II is currently based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The Riley & Scott Agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase II is expected to be funded by fees expected to be received under Operating Agreements expected to be entered into with Local Operators. Effective August 2002, Riley & Scott and the Company amended their agreement to revise the Company’s scheduled payment obligations. Pursuant to this amendment, the Company paid Riley & Scott $500,000 in August 2002 and an aggregate amount of $300,000 in monthly payments for the period from October 1, 2002 through March 1, 2003, and Riley & Scott suspended race car production and agreed to resume production with six weeks advance notice from the Company.

Payments made under the Riley & Scott Agreement have been reclassified as “production contract payments” under long-term assets and aggregated to $2,395,781 at December 31, 2002. In prior fiscal periods, these amounts were categorized as “inventory” under current assets. The reclassification was caused by management’s belief that the delivery of race cars from Riley & Scott, although planned to occur in the next 12 months, is contingent on numerous factors such as the receipt of sponsorship income and the selection of Local Operators. These contingencies reduce management’s ability to determine whether some or all of the contract payments can be realized as a current asset during 2003. Further, production contract payments do not represent physical items of inventory but will become such once race cars are received from Riley & Scott and are held for sale to Local Operators by the Company. The effect of the reclassification reduces the amount of working capital available to the Company to meet current liabilities. See “Going Concern Factors – Liquidity” discussed below.

In April 2003, TRAC entered into the Raycom Agreement pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. TRAC is attempting to sell, through Raycom, approximately six category sponsors. The revenue from these sponsors will be distributed between the league and the teams at rates to be determined. Additionally, Raycom will search out other sponsorship opportunities including, but not limited to, title sponsor of the series, tire sponsor, oil and gas sponsor, secondary sponsors for cars, and secondary sponsors for commercial spots. Under TRAC’s agreement with Raycom, TRAC will pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collects from sponsors. TRAC has agreed to pay Raycom monthly a nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment from TRAC to Raycom will be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions.

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term. TRAC will attempt, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. The price per team has not yet been established. However, the Company expects that $2,500,000 of the purchase price will go towards the purchase of Common Stock, $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price is expected to be paid over a two-year period. Under TRAC’s agreement with Moag & Company, TRAC paid an initial fee of $25,000 and will pay to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of the Company’s Common Stock, based on a price per share and with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock (“Moag Warrants”). The Moag Warrants are to be for a seven-year term and become exercisable in equal installments over the first four years they are outstanding. The Company intends to renew or otherwise extend the term of the Moag & Company engagement in June 2003; however, no assurance can be given that such a renewal or extension will be obtained.

TRAC has agreed in principle to terms with 13 racing venues in various markets throughout the United States that TRAC views as suitable for hosting TRAC racing events. The suitability of these tracks is based on the fact that they all are 0.5 mile to 2.0 miles in length and have the ability to seat 50,000 spectators. The completion of the contract terms, including times and dates are contingent upon the sale of TRAC teams in each specific market.

There are certain contracts and relationships that the Company views as vital to launching the League in 2004. There can be no assurance that TRAC will be successful in entering into Operating Agreements with at least six Local Operators, in negotiating sponsorship arrangements, in leasing appropriate racing venues on satisfactory terms or in launching the League in 2004. The Company’s inability to complete any of the foregoing items would materially and adversely impact the Company’s ability to continue its operations or otherwise execute its plan of operations. See also “Going Concern Factors – Liquidity.”

Going Concern Factors—Liquidity

During 2002, the Company utilized cash at the beginning of the year of $4,675,744, stock subscriptions received of $350,000, warrants exercised for $37,500, and $2,270,000 from the issuance of the Convertible Notes to fund its operations. At December 31, 2002, the Company had approximately $650,305 in cash on hand. A portion of the proceeds from the sale of Convertible Notes in September 2002 funded the Company’s operations through April 2003 and additional sources of liquidity will be needed to fund the Company’s operations through the remainder of 2003. Management currently projects that the Company will need approximately $147,000 per month to maintain its current operations, without taking into account debt repayments, any expected payments to ESPN or Riley & Scott for race car deliveries.

The Company has not established sources of revenues sufficient to fund the development of its business, projected operating expenses and commitments for 2003. The Company’s continuation as a going concern is dependent on its ability to raise additional capital to fund projected operating losses in 2003 and working capital needs until race operations commence in 2004. Consequently, the independent auditor’s report on the Company’s Consolidated Financial Statements for the year ended December 31, 2002 contains a qualification with respect to the Company’s ability to continue as a going concern.

The Convertible Notes are scheduled to mature on August 31, 2003, although the Company is attempting to extend this maturity date to March 1, 2004. In addition, management is in the process of raising up to $1.0 million in additional funds from existing Convertible Note holders by increasing the outstanding principal amount under their notes, although no assurances can be given that such additional funding will be forthcoming or sufficient to fund the Company’s operational needs. The Company expects to receive these additional funds in three equal installments on April 15, April 30 and May 31, 2003. Even with the August 2002 amendment to the Company’s payment obligations under the Riley & Scott Agreement and the expected additional debt financing from the Convertible Note holders, the Company’s ability to continue as a going concern beyond September 2003 is in doubt because of a lack of operating revenues and uncertainty regarding the sale of operating rights.

During 2003, the Company’s only expected source of operating revenue (not including interest income) will be fees payable by Local Operators who execute Operating Agreements with TRAC. Sponsorship and advertising income is not expected in 2003 because the first racing season will begin in 2004. In the year ended December 31, 2001, the Company had $136,600 in interest income and interest income of $16,543 during the year ended December 31, 2002. In 2003, the Company expects to receive a limited amount of interest income, but such amounts are expected to be insufficient to fund the Company’s operations.

The Company expects each Local Operator to pay an as yet undetermined amount for the rights under its Operating Agreement. However, the Company expects that $2,500,000 of the purchase price will go towards the purchase of Common Stock and $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price is expected to be paid over a two-year period. A significant portion of the purchase price payments also may be subject to tax. The sale of six teams is believed by management to mark the completion of the development phase of the Company and provide sufficient sources of revenue and capital, among other sources, to fund ongoing operations and contractual commitments. Management cannot assure you, however, that the Company will be successful in selling such teams in the planned time frame.

If the Company is unable to raise additional capital from current Convertible Note holders, sell teams to Local Operators, or otherwise arrange the extension of current obligations, it will seek to raise additional capital through the sale of its debt or equity securities. However, the Company believes that it will be extremely difficult to identify other sources of capital, and no assurances can be given that the Company will be able to raise such capital at all or on satisfactory terms.

Critical Accounting Policies

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company adopted SFAS No. 142 effective January 1, 2002 and does not expect to record an impairment loss as a result of the initial application of SFAS No. 142. See Note 1 to the Company’s Consolidated Financial Statements for a more detailed discussion of critical accounting policies.

Item 7. Financial Statements

The Consolidated Financial Statements of Team Sports Entertainment, Inc. and Subsidiary, together with the report thereon of Elliott Davis LLC (“Elliott Davis”) dated March 5, 2003, for the year ended December 31, 2002 is set forth on pages F-1 through F-21 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company, effective December 11, 2002, engaged Elliott Davis as its independent auditors to audit the Company’s consolidated financial statements for the year ended December 31, 2002. Elliott Davis commenced its engagement with the review of the Company’s consolidated financial statements for the fiscal fourth quarter and the audit of the fiscal year ended December 31, 2002. The decision to dismiss Guest & Company, P.C. (“Guest”), the

Company’s prior independent auditors, and to retain Elliott Davis as the Company’s independent auditors was made by the Audit Committee of the Board of Directors.

The Company’s auditors for the 2001 fiscal year was Guest. Neither Guest’s report on the Company’s consolidated financial statements for the year ended December 31, 2001 nor Elliot Davis’s report on the Company’s consolidated financial statements for the year ended December 31, 2002, contained an adverse opinion or disclaimer of opinion, nor was it otherwise modified as to uncertainty, audit scope or accounting principles, except that the report of Elliot Davis contains a “going concern” qualification. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Going Concern Factors – Liquidity.”

During the year ended December 31, 2001 and through the date of the Current Report on Form 8-K dated December 11, 2002, there were no disagreements between the Company and Guest on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Guest’s satisfaction, would have caused Guest to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company provided Guest with a copy of the foregoing disclosures. Attached as Exhibit 16.1 to the Current Report on Form 8-K/A dated December 11, 2002 is a copy of Guest’s letter, dated December 31, 2002, stating that Guest agrees with such statements.

During the two most recent fiscal years ended December 31, 2001 and 2000 and through March 5, 2003, the Company has not consulted with Elliott Davis regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither written nor oral advice was provided to the Company that Elliott Davis concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Corporate Governance

In March of 2003 our Board of Directors took the following actions in response to recent federal legislation:

•    increased the number of directors which shall constitute the whole Board to be not less than seven or more than eleven, subject to shareholder approval at the 2003 annual meeting of the Company’s stockholders,

•    reconstituted the Audit Committee to include Terry Washburn (Chairman), Danny Ford, Jay Klompmaker, and Robert Wussler, and

•    formed a Compensation Committee of the Board of Directors consisting of Jay Klompmaker (Chairman), Danny Ford, Robert Wussler, and Cale Yarborough.

We also intend to adopt charters for both the Audit Committee and Compensation Committee and to form a Nominating/Corporate Governance Committee in the near future. These actions are expected to enhance the role of our independent directors in the governance of the Company and to ensure that the functioning of the Board and the Company meet the highest standards of conduct.

Executive Officers and Directors

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified. Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.

CHARLES BRADSHAW, 66, Director since May 2001, Chief Executive Officer since August 2002. Mr. Bradshaw brings over 40 years of business management experience to the Company. Mr. Bradshaw served as Chairman of the Board and Chief Executive Officer of Spartan Food Systems from 1969 to 1984. In 1980, Mr. Bradshaw became Senior Vice President for Food Services with Transworld Corporation. From 1984 to 1987, Bradshaw served as President/Chief Operating Officer of Transworld Corporation, whose subsidiaries included Spartan Food Systems, Hilton International Hotels, TWA Airlines, and Canteen Corporation. Mr. Bradshaw currently serves as President of Bradshaw Investments, Inc., a company he founded in 1986. He also serves on the Board of Directors for Sonoco Products.

DANNY FORD, 55, Director since May 2001. Following an All-SEC college career at the University of Alabama, Mr. Ford was an assistant coach at Alabama and Virginia Tech. He went to Clemson as an assistant in 1977 becoming head coach the last game of 1978, and in 1981 at the age of 33, led them to a national championship. He left Clemson in 1990, and in 1993 he became the head coach at the University of Arkansas where he coached for five years. Mr. Ford serves on the Board of Directors for Mountain Bank in Hendersonville, NC. The Governor of South Carolina appointed Mr. Ford to serve on the Board of Directors for the South Carolina Department of Natural Resources.

TERRY HANSON, 55, Director since December 2002, President/Chief Operating Officer since August 2002. Mr. Hanson is a veteran sports executive and was named Executive Vice-President of TRAC from June 2001 to August 2002. Mr. Hanson owns and operates Hanson Enterprises which specializes in Sports Media Consulting. His client list includes Infinity Radio, John Boy and Billy Radio Network, ESPN Golf and assorted broadcast talent that he represents in contract negotiations. Mr. Hanson was Vice-President for Sports at Turner Broadcasting from 1978-84 and served as Broadcast Chief and President of PGA Tour Productions from 1984 through 1991. He relocated to Charlotte, North Carolina in 1991 as President of the Raycom Management Group and held that position until Hanson Enterprises was formed in 1995.

JAY E. KLOMPMAKER, 62, Director since March 2003, member of the Board of Advisors from May 2001 until December 2002 (the Board of Advisors was eliminated in December 2002). Mr. Klompmaker was a professor of marketing at the Kenan-Flagler School of Business at The University of North Carolina-Chapel Hill for 29 years. Since March 2001 he has been an independent consultant. Mr. Klompmaker also serves on the Board of Directors of Cardinal State Bank.

TERRY WASHBURN, 49, Director since May 2001, Chief Executive Officer from April 2001 to August 2002. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. He is also the Chief Executive Officer of Premier Concepts, Inc., a company specializing in marketing and retailing of high-end faux jewelry. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. Dr. Washburn also serves on the Board of Directors of SGD Holdings, Ltd. and Premier Concepts, Inc.

ROBERT WUSSLER, 66, Director since May 2001, Chairman of the Board since May 2001. Currently, Mr. Wussler is the President and Chief Executive Officer of Ted Turner Pictures. Mr. Wussler also runs The Wussler Group, an international media consultancy focused on developing television and internet properties, electronic commerce and convergence technologies. Previously, Mr. Wussler was involved in several international entrepreneurial ventures, following which he became President and CEO of ABC Affiliate Enterprises for three years. Mr. Wussler also spent 21 years at the CBS Television Network rising to the position of President of CBS

Sports and eventually was named President of CBS. In 1980, Mr. Wussler joined Ted Turner as a co-founder of CNN where he helped enfranchise Turner Broadcasting as a major power by acquiring high-profile sports and entertainment properties including the NBA, NFL, the Goodwill Games and exclusive movie packages. For almost 10 years, he oversaw the growth of SuperStation TBS as its President and, in 1988, he was instrumental in the founding of TNT. Mr. Wussler also serves on the Board of Directors of Visual Data Corporation.

CALE YARBOROUGH, 63, Director since May 2001. Mr. Yarborough has an impressive 14.87 winning percentage, winning 83 of 558 stock car races. His 83 wins are fifth on the all-time list. He also won 70 poles, third on the all-time list. He is the only driver to win the Grand National (now Winston Cup) championship three years in succession (1976-78) and the only champion (1977) to be running at the finish of every race. In 1987, he formed Cale Yarborough Motorsports, a NASCAR racing team. He owned and operated his NASCAR Winston Cup Team for another 14 years. Mr. Yarborough currently concentrates his time in his automobile dealership in Florence, South Carolina, along with his duties as national spokesman for TRAC.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s Common Stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, all Section 16(a) filing requirements applicable to its executive officers, directors and more than ten percent beneficial owners were complied with during the year ended December 31, 2002.

Item 10. Executive Compensation

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2002.

	Year	Annual Compensation					Long Term Compensation Awards		All Other Compensation
Number of Shares Underlying Options (1)
Name and principal position		Salary			Bonus	Other Annual Compensation
William G. Miller (CEO from 9/1/01 to 7/25/02)	2002 2001 2000	$ $	780,000 200,000 — —	(2)	— — —	— — —	— 3,000,000 —	(2)	— — —
Charles Bradshaw (CEO since August 2002)	2002 2001 2000		— — —		— — —	— — —	— 500,000 —		— —
Terry Hanson (Chief Operating Officer and President since August 2002)	2002 2001 2000		$100,000 — —		— — —	(3 — —)	— — —		— — —

(1) All options were granted under the 2000 Stock Option Plan which was adopted in April 2000.

(2) Prior to his termination, Mr. Miller was prepaid $480,000 for services to be rendered from July 1, 2002 through April 30, 2003. The Company believes that, because Mr. Miller was terminated for cause on July 25, 2002, he was not entitled to substantially all of such amount. The Company also believes that because Mr. Miller was terminated for cause, the options for 3,000,000 shares of Common Stock have terminated. See “Item 12. Certain Relationships and Related Transactions – Transactions with William G. Miller.”

(3) Mr. Hanson also received a standard package of medical, dental and life insurance, vacation and other benefits, the aggregate amount of which did not exceed 10% of the total annual salary and bonus reported for Mr. Hanson.

Director Compensation

Directors are currently paid $1,500 for each quarterly board meeting they attend plus actual expenses incurred for meeting attendance. Upon the initial election of the Board, each Director received options to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share as founder shares.

Effective October 1, 2003, all Directors who are not full-time salaried employees of the Company will receive a $20,000 annual retainer fee, $1,500 per board meeting attended in person and $750 for board meeting attended by conference call, and an additional $750 per member for committee meeting not held on the same day as board meetings and calls.

Employment Agreements

See the discussion in “Item 12. Certain Relationships and Related Transactions” regarding the employment agreement between the Company and William G. Miller.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates all persons who, as of March 20, 2003, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company’s outstanding voting securities. As of March 20, 2003, there were 63,476,312 shares of the Company’s common stock outstanding. Except as otherwise indicated below, to the best of the Company’s knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Security Ownership of Certain Beneficial Owners

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	% OF CLASS
Common	Westlake Holdings, LLC 800 West Main Street Lake City, SC 29560	5,998,800(1)	9.18%
Common	Piedmont Orange Investments, LLC 800 West Main Street Lake City, SC 29560	4,490,500(2)	6.92%
Common	VenCap Opportunities Fund, L.P. 125 Townpark Drive, Suite 300 Kennesaw, GA 30144	4,340,000(3)	6.71%
Common	VFTC FBO Wendell M. Starke, IRA 4300 Paces Ferry Road, Suite 500 Atlanta, GA 30339	3,360,000(4)	5.12%

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	% OF CLASS
Common	Bill Bradshaw 2805 Millwood Avenue Columbia, SC 29205	3,212,500(5)	5.06%
Common	William G. Miller 5025 Harrington Road Alpharetta, GA 30022	8,900,000(6)	13.00%

(1) Includes Class A warrant for 1,875,000 shares of Common Stock.

(2) Includes Class A warrant for 1,425,000 shares of Common Stock.

(3) Includes Class A warrant for 1,200,000 shares of Common Stock.

(4) Includes Class A warrant for 1,050,000 shares of Common Stock.

(5) Bill Bradshaw is the son of Charles Bradshaw.

(6) Includes warrant for 2,000,000 shares of Common Stock and options for 3,000,000 shares of Common Stock which were granted pursuant to an employment agreement with the Company. Because Mr. Miller was terminated for cause effective July 25, 2002, the Company believes that the options for 3,000,000 shares of Common Stock have terminated. See “Item 12. Certain Relationships and Related Transactions – Transactions with William G. Miller.”

Security Ownership Of Management

The following table indicates the beneficial ownership of the Company’s voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 20, 2003, the most recent practicable date. As of March 20, 2003, there were 63,476,312 shares of the Company’s outstanding Common Stock. Except as otherwise indicated below, to the best of the Company’s knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated. The address of each person named below, unless otherwise indicated, is 13801 Reese Blvd. West, Suite 150, Huntersville, North Carolina.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	% OF CLASS
Common	Robert Wussler	2,300,000(1)	3.54%

Common	Terry Washburn	650,000(2)	1.01%

Common	Cale Yarborough	1,045,000(3)	1.63%

Common	Danny Ford	665,000(4)	1.04%

Common	Charles Bradshaw	2,900,000(5)	4.49%

Common	Terry Hanson	0	0

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		% OF CLASS
Common	William G. Miller(6) 5025 Harrington Road Alpharetta, GA 30022	8,900,000	(6)	13.00%

Common	Jay Klompmaker	250,000	(7)	0.39%

Common	All officers and directors as a group (8 persons)	14,900,000		20.47%

(1) All shares shown are owned by Mr. Wussler directly, except shares underlying options for 1,500,000 shares granted by the Company.

(2) All shares shown as owned by Dr. Washburn underlie options granted by the Company.

(3) All shares shown are owned by Mr. Yarborough directly, except shares underlying options for 500,000 shares granted by the Company.

(4) All shares shown as owned by Mr. Ford underlie options granted by the Company, except 165,000 shares which is Mr. Ford’s share of a partnership of which he is a member.

(5) All shares except for 500,000 shares under options granted by the Company are owned by Bradshaw Investments, Inc., which is owned and controlled by Mr. Bradshaw. This amount also includes Class A warrants for 650,000 shares.

(6) All shares shown are owned by Mr. Miller directly, except shares underlying options for 3,000,000 shares granted by the Company. This amount also includes Class A warrants for 2,000,000 shares. Because Mr. Miller was terminated for cause effective July 25, 2002, the Company believes that the options for 3,000,000 shares of Common Stock have terminated. See “Item 12. Certain Relationships and Related Transactions – Transactions with William G. Miller.”

(7) All shares shown as owned by Mr. Klompmaker underlie options for 250,000 shares granted by the Company.

Equity Compensation Plan Information

This table provides certain information as of December 31, 2002 with respect to our equity compensation plan:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders*	6,400,000	$0.99	1,100,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	6,400,000	$0.99	1,100,000

*All options are granted under the Company’s 2000 Stock Option Plan, which authorizes the grant of options to purchase an aggregate of 3,000,000 shares and was approved by stockholders in April 2001. In 2001, the Board of Directors approved the increase of authorized shares available under the Plan to 7,500,000 shares. This increase in authorized shares will be submitted to a vote of the stockholders at the next annual meeting.

See Note 9 to the Consolidated Financial Statements for further information concerning our equity compensation plan.

Item 12. Certain Relationships and Related Transactions

In July 2000, the Company entered into a bridge loan with a former Chief Executive Officer of the Company, David Wilkerson, to purchase the officer’s principal residence. The residence and 533,000 shares of Company stock collateralized the amount loaned of $226,895. During the term of the loan, monthly payments of $1,647, including interest at 8.25%, were due with a balloon payment due on January 17, 2001. The loan was repaid in full in April 2001.

Transactions with William G. Miller

Employment Agreement. William G. Miller became an employee of the Company on September 4, 2001. On October 10, 2001, Mr. Miller was appointed by the Board of Directors as the Chief Executive Officer and a director of the Company. Effective January 1, 2002 (the “Effective Date”), the Company entered into an Employment Agreement (the “Miller Employment Agreement”) with Mr. Miller, which set forth the terms of his employment as Chief Executive Officer.

The Miller Employment Agreement provided that Mr. Miller would be employed for a period of 16 months from the Effective Date, unless earlier terminated. Mr. Miller was entitled to receive compensation as follows:

(a) Base salary of $50,000 per month (the “Base Salary”);

(b) An option to purchase 2,500,000 shares of the Company’s Common Stock, which vested immediately at an exercise price of $0.35 per share (the “CEO Option”);

(c) An option to purchase 500,000 shares of the Company’s Common Stock, as a result of his being appointed to the Board of Directors, at an exercise price of $1.00 per share and which vested immediately (the “Director Option”);

(d) The right to participate in the Company’s various employee benefit plans, to be reimbursed for typical business expenses, and to receive various standard benefits; and

(e) In the event that TRAC began its first race with a minimum of eight racing teams by July 1, 2003 (the “Bonus Event”) and Mr. Miller was employed by the Company for a period of 12 months as its Chief Executive Officer, then

(i) A cash bonus in the amount of $1,000,000 (the “Cash Bonus”), and

(ii) an option to purchase 1,000,000 shares of the Company’s Common Stock that would vest upon the occurrence of the Bonus Event (the “Bonus Option”).

In the event that Mr. Miller had exercised his right to terminate his employment or he was terminated without cause, he would be entitled to act as an independent consultant to the Company and to receive $50,000 per month as payment for those services until April 30, 2003.

The Miller Employment Agreement prohibits Mr. Miller, during the term of his employment and for the two-year period following termination of his employment, without the prior consent of the Board of Directors, from (i) soliciting customers or clients of the Company for the purpose of providing services to them, or (ii) soliciting employees or independent contractors of the Company for employment or services. Mr. Miller also is prohibited from competing with the Company, without the prior written consent of the Board of Directors, during the term of his employment and for the two-year period following his termination.

The Company terminated Mr. Miller’s employment effective July 25, 2002 (the “Termination Date”). In accordance with the terms of the Miller Employment Agreement, Mr. Miller already had received advance payment of his Base Salary through April 30, 2003. Because Mr. Miller was not employed for a period of 12 months as the Chief Executive Officer and because the Bonus Event is not expected to occur, management believes that the Bonus Option and the Cash Bonus will not vest. Moreover, the Company contends that Mr. Miller’s employment was terminated for cause and that, as a result, the CEO Option and Director Option are terminated and the Base Salary was not earned after the Termination Date.

Mr. Miller has disputed the Company’s contention that he was terminated for cause. The Company has attempted without success to negotiate a resolution of this matter with Mr. Miller.

Atlanta Team Operating Rights. With the knowledge and approval of the Board of Directors, the Company entered into a nonbinding Agreement in Principle with Mr. Miller (“AIP No. 1”) pursuant to which it agreed to negotiate with Mr. Miller to finalize definitive agreements for Mr. Miller to obtain operating rights to the Atlanta TRAC team (the Atlanta Team”) for a purchase price of $10,000,000. AIP No. 1 was dated June 19, 2001 and was accepted and agreed to by Mr. Miller on August 8, 2001. Subsequently, the Company began negotiations with Mr. Miller to employ him as the Chief Executive Officer. With the knowledge and approval of the Board of Directors, the Company reduced the Atlanta Team purchase price in connection with Mr. Miller’s overall employment package with the Company. The Company believes that a definitive agreement will not be executed by April 30, 2003, and therefore, AIP No. 1 will expire in accordance with its terms.

A second Agreement in Principle (“AIP No. 2”) on the same subject, dated August 25, 2001 was executed apparently on or about December 11, 2001, by Mr. Miller and Jon Pritchett, purportedly acting on behalf of the Company as its Chief Operating Officer. The Company contends that AIP No. 2 differs from AIP No. 1 in material respects that were not approved by the Board of Directors, that its execution was not authorized by the Company, and that it is void. Mr. Miller maintains that AIP No. 2 is an enforceable obligation of the Company. The Company has attempted without success to negotiate a resolution of this matter with Mr. Miller.

Payments to Robert Wussler

In May 2001, the Company and Robert J. Wussler, the Chairman of the Board, entered into an agreement pursuant to which Mr. Wussler agreed to assist the Company in obtaining a national television contract and to join the Board of Directors. The Company agreed to pay Mr. Wussler certain fees and to grant certain options to purchase shares of Common Stock. The Company and Mr. Wussler have agreed to terminate this agreement in exchange for a grant on April 12, 2003 of options to purchase 2,250,000 shares (immediately exercisable) at an exercise price of $1.00 per share. Mr. Wussler received $70,833.39 under the agreement prior to its termination. Mr. Wussler is not entitled to any further payments under this Agreement. Mr. Wussler will continue to serve as the Chairman of the Board.

Cale Yarborough Consulting Agreement

Mr. Yarborough, a Director, also serves as TRAC’s national spokesman. For his duties as national spokesman, Mr. Yarborough receives $150,000 annually.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits – See Exhibit Index at Page 23.

(b)	Reports on Form 8-K – There were two reports filed on Form 8-K during the quarter ended December 31, 2002:

(1) Current Report on Form 8-K dated December 11, 2002 of Team Sports Entertainment, Inc. filed with the Securities and Exchange Commission on December 18, 2002.

(2) Current Report on Form 8-K/A dated December 11, 2002 of Team Sports Entertainment, Inc. filed with the Securities and Exchange Commission on January 2, 2003.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Item 14. Controls & Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM SPORTS ENTERTAINMENT, INC.

By:	/s/ CHARLES J. BRADSHAW
Charles J. Bradshaw Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ CHARLES J. BRADSHAW Charles J. Bradshaw	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	April 15, 2003

/s/ TERRY WASHBURN Terry Washburn	Director	April 14, 2003

/s/ ROBERT J. WUSSLER Robert Wussler	Chairman of Board of Directors	April 15, 2003

/S/ TERRY HANSON Terry Hanson	President and Director	April 11, 2003

/s/ CALE YARBOROUGH Cale Yarborough	Director	April 14, 2003

/s/ DANNY FORD Danny Ford	Director	April 12, 2003

/s/ JAY KLOMPMAKER Jay Klompmaker	Director	April 14, 2003

PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Bradshaw, certify that:

1. I have reviewed this annual report on Form 10-KSB of Team Sports Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s independent auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ CHARLES J. BRADSHAW
Charles J. Bradshaw Chief Executive Officer and Director (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation for Horizon Capital Corp. dated July 22, 1985.

3.2	Certificate of Amendment of Certificate of Incorporation of Horizon Capital Corp. to change its name to Reconversion Technologies, Inc. dated October 14, 1992.

3.3	Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated January 29, 1994.

3.4	Certificate of Designation, Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock, $2.75 Par Value of Reconversion Technologies, Inc.

3.5	Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated January 5, 1998.

3.6	Certificate of Amendment of Certificate of Incorporation of Reconversion Technologies, Inc. dated April 19, 2000.

3.7	Certificate of Ownership and Merger merging Motorsports Merger Corp. Into Logisoft Corp. dated May 11, 2001.

3.8	Certificate of Amendment of Certificate of Incorporation of Team Sports Entertainment, Inc. dated July 31, 2001.

3.9	Amended By-laws of Reconversion Technologies, Inc. (predecessor to the Company) dated January 3, 1994.

4.1	Form of Common Stock Certificate.

4.2	Form of Subscription and Investment Representation Agreement dated May 1, 2001.

4.3	Form of Series A Warrant to Purchase Common Stock of the Company.

4.4	Form of Promissory Note Purchase Agreement dated as of September 1, 2002.

4.5	Form of Senior Secured Convertible Promissory Note dated September 1, 2002 (the “Promissory Note”).

4.6	Form of Security Agreement dated September 1, 2002 relating to the Promissory Note.

4.7	Form of Modification Agreement (Modification of Maturity Date) dated April 15, 2003 relating to the Promissory Note.

4.8	Form of Modification Agreement (Modification of Maturity Date and Principal Amount) dated April 15, 2003 relating to the Promissory Note.

†10.1	Employment Agreement between Team Sports Entertainment, Inc., and William G. Miller effective as of January 1, 2002.

†10.2	Employment Agreement between Logisoft Corp. and Robert Wussler dated May 2001.

†10.3	Logisoft Corp. (predecessor to Team Sports Entertainment, Inc.) 2000 Stock Option Plan.

10.4

Agreement and Plan of Reorganization by and among Logisoft Corp., Jon Pritchett, M.E. Durschlag, Charles Jeter and William Bradshaw, Robert Stadel, Dan Neppl, Cale Yarborough, Godley Morris Group, LLC, Brian Leahy, Lance Leslie, Richard Clark and Robert Wussler dated May 9, 2001.

10.5	Racing Car Design and Construction Agreement between Riley & Scott Racing, LLC dated October 19, 2001 (the “Race Car Agreement”).

10.6	Letter Agreement dated March 13, 2003 amending the Race Car Agreement.

10.7	Letter of Understanding between Team Racing Auto Circuit, LLC and Moag and Company dated June 24, 2002.

10.8	Sales Representative Agreement between Team Racing Auto Circuit and Raycom Sports dated April 14, 2003.

10.9	Agreement among Team Racing Auto Circuit, LLC, ESPN, Inc. and ESPN Productions, Inc. dated as of April 7, 2003.

*16.1	Letter from Guest & Company dated December 31, 2002 (incorporated by reference from Exhibit 16.3 to the Current Report on Form 8-K/A dated December 11, 2002.

21.1	Subsidiaries of the Company.

99.1	Team Sports Entertainment, Inc.—Risk Factors.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press Release dated April 15, 2003.

*	Previously filed.
†	Management compensation contract, plan or arrangement.

TEAM SPORTS ENTERTAINMENT, INC.

AND SUBSIDIARY

(A Development Stage Company)

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONTENTS

PAGE
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-1- F-2

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheet	F-3
Consolidated statements of operations	F-4
Consolidated statements of changes in stockholders’ equity	F-5
Consolidated statements of cash flows	F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders

Team Sports Entertainment, Inc.

Huntersville, North Carolina

We have audited the accompanying consolidated balance sheet of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and the results of their operations, changes in stockholders’ equity and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Team Sports Entertainment, Inc. and Subsidiary (a development stage company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Team Sports Entertainment, Inc. and Subsidiary has not yet commenced operations and its total liabilities and commitments exceed current assets available to fund operations. This raises substantial doubt about Team Sports Entertainment, Inc. and Subsidiary’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis, LLC

March 5, 2003

Columbia, South Carolina

GUEST & COMPANY, P.C.

7170 S. Braden Ave., Suite 100

Tulsa, OK 74136-6333

Phone: 918-481-5355 Fax: 918-481-5771

Independent Auditor’s Report

Board of Directors and Stockholders

Team Sports Entertainment, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Team Sports Entertainment, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001, and the period from May 15, 2001 (inception) through December 31, 2001 for its development stage subsidiary. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Guest & Company, P.C.

February 22, 2002

Tulsa, Oklahoma

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

( A Development Stage Company)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650,305
Restricted cash and cash equivalents	150,000
Marketable equity securities—trading	13,714
Prepaid expenses and other assets	234,976

Total current assets	1,048,995

PROPERTY AND EQUIPMENT
Race car designs and manufacturing equipment	1,673,400
Office furniture and computer equipment	154,274
Less accumulated depreciation	(32,755)

Net property and equipment	1,794,919
PRODUCTION CONTRACT PAYMENTS	2,395,781
RESTRICTED CASH AND CASH EQUIVALENTS	100,000
GOODWILL	2,810,627

Total assets	$8,150,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,262
Deferred revenue	100,000
Accrued interest payable	15,133
Convertible promissory note	2,270,000

Total current liabilities	2,625,395

COMMITMENTS AND CONTINGENCIES (Notes 5 and 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $2.75 par value; authorized 2,000,000 shares; no shares issued	—
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 63,476,312 shares	6,348
Additional paid-in capital	15,798,123
Accumulated deficit	(10,279,544)

Total stockholders’ equity	5,524,927

Total liabilities and stockholders’ equity	$8,150,322

See accompanying notes to consolidated financial statements

which are an integral part of this statement.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002 and 2001 and

From Inception (May 15, 2001) through December 31, 2002

	For the years ended December 31,		From Inception (May 15, 2001) through December 31, 2002
	2002	2001
Sales and revenues	$—	$28,310	$28,310
Cost of sales	—	9,536	9,536

Gross profit	—	18,774	18,774
Selling, general and administrative	3,468,062	2,518,321	5,986,383

Loss from operations	(3,468,062)	(2,499,547)	(5,967,609)
Other income (expense):
Interest and other income	16,543	136,600	153,143
Interest expense	(81,433)	(2,032)	(83,465)
Unrealized loss on trading securities	(30,286)	(56,000)	(86,286)

Total other income (expense)	(95,176)	78,568	(16,608)

Loss before income taxes and discontinued operations	(3,563,238)	(2,420,979)	(5,984,217)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(3,563,238)	(2,420,979)	(5,984,217)

Discontinued operations—loss from operations net of tax effect of $0 for 2002 and 2001	—	(1,380,770)	—

Net loss	$(3,563,238)	$(3,801,749)	$(5,984,217)

Net loss per share, basic and diluted:
Continuing operations	$(0.06)	$(0.05)	$(0.10)
Discontinued operations	—	(0.03)	—

	$(0.06)	(0.08)	$(0.10)

Weighted average shares outstanding, basic and diluted	62,603,845	50,794,719	62,560,091

See accompanying notes to consolidated financial statements

which are an integral part of these statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the years ended December 31, 2002 and 2001

					Accumulated Deficit
	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	(Deficit) Accumulated During the Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total
Balances at December 31, 2000	30,958,875	$3,096	$8,788,899	$(350,000)	$(2,914,557)	$—	$5,527,438
Issuance of common stock for services and compensation	573,000	58	167,717	—	—	—	167,775
Issuance of common stock for cash	31,874,700	3,187	7,241,063	—	—	—	7,244,250
Issuance of common stock to acquire Maxx	11,050,000	1,105	2,761,395	—	—	—	2,762,500
Stock options exercised	11,737	1	741	—	—	—	742
Common stock canceled in exchange for discontinued operations	(12,000,000)	(1,200)	(3,426,091)	—	—	—	(3,427,291)
Net loss	—	—	—	—	(1,380,770)	(2,420,979)	(3,801,749)

Balances at December 31, 2001	62,468,312	6,247	15,533,724	(350,000)	(4,295,327)	(2,420,979)	8,473,665
Common stock warrants exercised	100,000	10	37,490	—	—	—	37,500
Collection of stock subscription	—	—	—	350,000	—	—	350,000
Issuance of common stock for loan origination fees	908,000	91	226,909	—	—	—	227,000
Net loss	—	—	—	—	—	(3,563,238)	(3,563,238)

Balances at December 31, 2002	63,476,312	$6,348	$15,798,123	$—	$(4,295,327)	$(5,984,217)	$5,524,927

See accompanying notes to consolidated financial statements which are an integral part of these statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002 and 2001, and

From Inception (May 15, 2001) through December 31, 2002

	For the years ended December 31,		From Inception (May 15, 2001) through December 31, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$—	$28,535	$28,535
Cash received in advance of sales	100,000	—	100,000
Cash paid to suppliers and employees	(6,668,134)	(1,512,232)	(8,180,366)
Interest paid	(66,300)	(2,032)	(68,332)
Interest and other cash received	16,543	136,600	153,143

Net cash used for operating activities	(6,617,891)	(1,349,129)	(7,967,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable from officer	—	226,331	226,331
Proceeds from sale of short-term investments	—	133,669	133,669
Purchase of car design, etc.	—	(1,673,400)	(1,673,400)
Purchase of software and equipment	(2,277)	(72,781)	(75,058)
Cash paid in excess of net assets received to acquire Maxx	—	(45,213)	(45,213)

Net cash used for investing activities	(2,277)	(1,431,394)	(1,433,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	2,270,000	—	2,270,000
Proceeds from sale of common stock	—	7,244,250	7,244,250
Collection of note receivable	—	240,000	240,000
Collection of stock subscription receivable	350,000	—	350,000
Exercise of common stock warrants	37,500	—	37,500
Repayments of capital lease	(62,771)	(12,925)	(75,696)

Net cash provided by financing activities of continuing operations	2,594,729	7,471,325	10,066,054

Net cash used for financing activities of discontinued operations	—	(15,058)	(15,058)

Net cash provided by financing activities	2,594,729	7,456,267	10,050,996

Net increase (decrease) in cash	(4,025,439)	4,675,744	650,305
CASH AT BEGINNING OF PERIOD	4,675,744	—	—

CASH AT END OF PERIOD	$650,305	$4,675,744	$650,305

See accompanying notes to consolidated financial statements

which are an integral part of these statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002 and 2001, and

From Inception (May 15, 2001) through December 31, 2002

	For the years ended December 31,		From Inception (May 15, 2001) through December 31, 2002
	2002	2001
RECONCILIATION OF NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
NET LOSS	$(3,563,238)	$(3,801,749)	$(5,984,217)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
Loss from discontinued operations	—	1,380,770	—
Depreciation and amortization	104,091	133,473	237,564
Unrealized loss	30,286	56,000	86,286
Stock issued for services	—	15,000	15,000
Stock-based compensation	—	152,775	152,775
Changes in operating assets and liabilities
Receivables	—	225	225
Inventory	—	16,990	16,990
Prepaids	(36,380)	(16,127)	(52,507)
Production contract payments	(2,395,781)	—	(2,395,781)
Accounts payable and accrued expenses	(622,002)	713,514	91,512
Restricted cash	(250,000)	—	(250,000)
Deferred revenue	100,000	—	100,000
Interest payable	15,133	—	15,133

Net cash used for operating activities	$(6,617,891)	$(1,349,129)	$(7,967,020)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for loan origination fees	$227,000	$—	$227,000

Acquisition of equipment through capital lease	$—	$75,696	$75,696

Current assets, excluding cash	$—	$50,000	$50,000
Property and equipment	—	3,017	3,017
Goodwill	—	2,932,832	2,932,832
Common stock issued	—	(2,762,500)	(2,762,500)
Liabilities assumed	—	(178,136)	(178,136)

Cash paid in excess of net assets received in acquisition of Maxx	$—	$45,213	$45,213

See accompaning notes to consolidated financial statements

which are an integral part of these statements

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The 2002 consolidated financial statements include the accounts of Team Sports Entertainment, Inc. (Team Sports) and its wholly owned subsidiary, Maxx Motorsports, Inc. (Maxx) and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (TRAC), collectively referred to as “the Companies”. All significant inter-company balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, plans to develop, own, operate and sanction an automotive racing league (the League) designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development State Enterprises. The Company follows the AICPA SOP 98-5, Reporting on the Costs of Start-Up Activities in accounting for its start-up activities. The operations from business activities classified as discontinued operations in the accompanying consolidated financial statements cover periods prior to May 15, 2001.

Organization and nature of business

Team Sports, a Delaware corporation, is a holding company with one wholly owned subsidiary, Maxx, a South Carolina corporation. Maxx, through its wholly owned subsidiary, TRAC, plans to develop, own, operate, and sanction the League designed to provide content for television and tracks while expanding the existing base of racing fans.

On May 15, 2001, Team Sports changed its name from Logisoft Corporation to Team Sports Entertainment, Inc. On May 15, 2001, Team Sports acquired all of the common stock of Maxx in a tax-free stock exchange for 7,750,000 shares of Team Sports common stock. In addition, as a part of this agreement, Team Sports issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx’s liabilities and consulting fees to third parties in the amount of $375,000 that were instrumental to the transaction. Also on this date, Team Sports completed the sale of its wholly owned subsidiaries, LCP and eStorefronts, who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of Team Sports common stock, which were canceled. The operations from these business segments have been classified as discontinued operations in the accompanying consolidated financial statements and cover periods prior to May 15, 2001.

Going concern

The Companies have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the fiscal year 2003. The Companies do not have finalized agreements with a television network in order to obtain television time, or franchise owners to purchase the teams and run local operations. The Companies’ continuation as a going concern is dependent upon their ability to raise additional capital to fund projected operating losses in 2003 and working capital needs until race operations commence as planned in 2004. The Companies are currently pursuing additional capital and the extension of current obligations and commitments that management believes would be sufficient to fund operations until the projected sale of teams could be finalized in the fall of 2003 to support operations of the league which are planned to commence in 2004. The sale of teams would mark the completion of the development phase, and at that time management anticipates sufficient sources of capital from these sales and other sources to fund ongoing operations. There can be no assurances, however, that the Companies will be successful in obtaining sufficient additional capital, extension of current obligations, or buyers for the proposed teams in the proposed time. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Companies be unable to continue as a going concern.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash and cash equivalents

The Companies consider all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted if they are unable to be withdrawn without notice or penalty.

Marketable equity securities

Investments are classified into three categories as follows:

•	Trading securities reported at fair value with unrealized gains and losses included in earnings.
•	Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income. At December 31, 2002, the Companies had no securities available-for-sale.
•	Held-to-maturity securities reported at amortized cost. At December 31, 2002, the Companies had no held-to-maturity securities.

Property and equipment

Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using a straight-line method for financial purposes and an accelerated method for tax purposes based upon the useful lives of the assets. Depreciation expense for the years ended December 31, 2002 and 2001 were $25,687 and $7,608, respectively.

Race car designs (prototypes) and manufacturing equipment are stated at cost and primarily represent payments made under Phase I of the racing car design and construction as relevant. No depreciation expense has been recorded on race car designs (prototypes) as operations had not commenced as of December 31, 2002 and no race cars were in-process.

In 2002, the Companies paid-off all capital lease as agreements totaling $62,771.

Team Sports reviews quarterly its property and equipment in accordance with SFAS No. 121 Accounting for the Impairment of Long Lived Assets to determine if its carrying costs will be recovered from future operating cash flows. In cases where Team Sports does not expect to recover its carrying costs, Team Sports recognizes an impairment loss. As the operations to which the property and equipment relate have not yet commenced, no impairment loss has been recognized.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Companies.

Production contract payments

Production contract payments consist of payments made to Riley & Scott Race Car Engineering which are to be used to purchase parts, engines, and for the production of race cars. All production contract payments consist of payments made under Phase II (see Note 5) of the Racing Car Design and Construction Agreement.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets has been applied to the Maxx transaction. Accordingly, goodwill is not amortized but reviewed for impairment at least annually or more frequently if impairment indicators arise. Using the estimated undiscounted cash flows approach, the Company has not recorded an impairment to goodwill as of December 31, 2002, as the operations to which the goodwill relates have not yet commenced. The amortization of goodwill prior to the adoption of SFAS No. 142 was suspended as of December 31, 2001. Goodwill of $2,810,627, net of accumulated amortization of $122,205 through December 31, 2001, has been amortized on a straight-line basis over 15 years. The net loss reported for 2001 adjusted to exclude goodwill amortization expense which is no longer required under SFAS No. 142 would have been $3,679,544 with an associated basic and diluted total net loss per share of $0.07.

Revenue recognition

Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed.

Stock option plans

Team Sports applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees’ stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to Team Sports employees, board of directors, advisory committee members, and consultants.

SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2002 and 2001:

	2002	2001	From Inception
Net loss, as reported	$3,563,238	$3,801,749	$5,984,217
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	512,946	2,923,596	3,436,542

Pro forma net loss	$4,076,184	$6,725,345	$9,420,759

Pro forma basic and diluted total net loss per share	$0.07	$0.11	$0.15

Basic and diluted total net loss per share as reported	$0.06	$0.08	$010

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock option plans, continued

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. At December 31, 2001, the year in which all options were issued, the following weighted average assumptions were used: risk-free interest rate based on date of issuance and term between 3.83% and 4.93%, no expected dividends, a volatility factor of 138.13% and an expected life of the options of 3 to 10 years. Using these assumptions, the total value of stock options and rights to receive stock granted in 2001 was $6,111,858.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Team Sports employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of Team Sports options.

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, Earnings per Share, which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Team Sports to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No.141 apply to all business combinations initiated after June 30, 2001 of for which the date of acquisition is July 1, 2001, or later. The adoption of this standard has no impact on the results of operations or financial position of the Company.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recent accounting pronouncements, continued

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APF Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addressed how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Companies adopted this Statement on January 1, 2002 and did not record an impairment loss as a result of the initial application of this Statement.

In April 2002, The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no anticipated material impact on financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the notes to the consolidated financial statements. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard has no impact on its financial position.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recent accounting pronouncements, continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Fair value determination

Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the company could borrow funds with similar remaining maturities.

Advertising costs

Team Sports expenses advertising costs as incurred. Team Sports recorded advertising costs of $175,225 and $284,857, respectively, for the years ended December 31, 2002 and 2001.

Compensated absences

Team Sports accounts for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2—ACQUISITION OF MAXX MOTORSPORTS, INC.

On May 15, 2001 Team Sports acquired all of the common stock of Maxx in a tax-free stock exchange for 7,750,000 shares of Team Sports common stock. In addition, as a part of this agreement, Team Sports issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx’s liabilities and consulting fees to third parties of $375,000 that were instrumental to the transaction. Team Sports valued the 11,050,000 shares, which are “restricted securities” and may be sold only in compliance with Rule 144 of the Securities & Exchange Act, issued at $.25 per share near this same date.

TRAC will initially consist of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team will represent the city or state where it is located. The initial TRAC racing season, planned to start in 2004, will consist of a regular season race schedule, an all-star race and a Championship Race. TRAC will incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.

TRAC intends to initially enter into operating agreements with up to six third parties (the Local Operators) to be identified by TRAC with respect to the local operations of a TRAC racing team, but reserves the right to operate one or more teams itself. Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC expects to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams, ticket sales, parking and concession revenue for the races, license fees from sales of officially licensed merchandise and expansion fees. In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating team, including the costs of all personnel (other than drivers) necessary to operate the team; drivers will be employees of TRAC and assigned to the teams. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g. local ticket sales, parking and concession revenue and local sponsorships) and to share in certain national revenues (e.g. television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in any expansion fees paid to TRAC.

NOTE 2—ACQUISITION OF MAXX MOTORSPORTS, INC., Continued

The acquisition of Maxx has been accounted for using the purchase method of accounting. Accordingly, the net assets acquired were recorded at fair value at the date of the acquisition. The transaction resulted in goodwill in the amount of $2,932,832, which was amortized over fifteen years through December 31, 2001. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Current assets, excluding cash	$50,000
Property and equipment	3,017
Goodwill	2,932,832
Common stock issued	(2,762,500)
Liabilities assumed	(178,136)

Cash paid in excess of net assets received	$45,213

Pro forma results of operations from continuing operations for the year ended December 31, 2001, as if the acquisition had occurred at the beginning of the periods follows:

2001
Revenues	$28,310

Loss from operations	$(2,547,325)

Basic and Diluted net loss per share	$(.05)

NOTE 3—MARKETABLE EQUITY SECURITIES – TRADING

The cost of investment securities as shown in the accompanying consolidated balance sheet and their estimated market value at December 31, 2002 is as follows:

Trading securities—cost	$100,000
Unrealized loss	(86,286)

$13,714

Team Sports has classified these securities as trading securities and has included an unrealized loss in the amount of $30,286 and $56,000 in earnings for the years ended December 31, 2002 and 2001, respectively. This investment represents 28,571 shares of eResource Capital Group. At December 31, 2002, eResource Capital Group was the beneficial owner of 332,000 shares of Team Sports stock.

NOTE 4—NOTES RECEIVABLE – OFFICER

In July 2000, Team Sports entered into a bridge loan with the former Chief Executive Officer of the company related to the purchase of the officer’s principal residence. The remaining balance of this loan in the amount of $226,311, plus accrued interest was repaid in full by April 2001.

NOTE 5—PRODUCTION CONTRACT PAYMENTS AND COMMITMENTS

On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering. The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during March 2002 and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through April 2003. Phase II of the agreement will not continue until a new production schedule has been agreed to by both Team Sports and Riley & Scott. This is scheduled to be determined after the final $50,000 payment is made in April 2003. At December 31, 2002, the Company had incurred and paid total costs of $2,395,781, which amount is included in production contract payments.

Upon termination of the agreement, Riley & Scott shall have all rights and title to all Racing Cars, components, vendored components and Spares (“Post Termination Inventory”) then in its possession. Riley & Scott may sell all or part of the post termination inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price. In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney’s fees, interest on delinquent amounts, storage fees, insurance, broker’s fees, and advertising expenses. In the event that the sales price of the post termination inventory exceeds Riley & Scott’s cost and penalties, Team Sports would receive 75% of the excess.

NOTE 6—INCOME TAXES

Team Sports has not recorded a deferred tax benefit or expense for the years ended December 31, 2002 and 2001, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the “normally expected” federal income tax as follows:

	2002	2001
“Normally expected” income tax benefit	$1,329,087	$823,133
Increase (decrease in taxes resulting from:
Nondeductible meals and entertainment	(2,600)	(1,278)
Valuation allowance	(1,326,487)	(821,855)

Actual income tax expense	$—	$—

The change in the valuation allowance attributed to discontinued operations has not been reflected in the reconciliation above.

NOTE 6—INCOME TAXES, Continued

The net deferred taxes at December 31, 2002 are comprised of the following:

Marketable securities unrealized loss	$32,185
Valuation allowance on assets	(32,185)

Deferred tax assets—current	—

Net operating carryforward	11,340,954
Start-up costs	675,466

Valuation allowance on assets	12,016,420
Deferred tax assets—noncurrent	(12,016,420)

Net deferred tax asset	$—

Team Sports has available unused net operating loss carryforwards of $30,404,702 which will expire in various periods from 2007 to 2022, some of which may be limited as to the amount available on an annual basis.

NOTE 7—CONVERTIBLE PROMISSORY NOTES

From August 16, 2002 through October 15, 2002, Team Sports issued $2,270,000 in convertible promissory notes to certain stockholders of the Company. The notes bear interest at 8% per annum, require quarterly interest payments, and mature August 31, 2003. Each note is convertible into Team Sports common stock at the rate of $.20 per share. A 10% loan origination fee was paid through the issuance of 908,000 common shares to the stockholders at $.25 per share. The loan origination fee of $227,000 is being amortized over the term of the convertible promissory notes and is included on the balance sheet as another asset net of accumulated amortization of $78,404. The notes are collateralized by all the assets of the Company. The common stock issued for the origination fees and the common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities and Exchange Act.

NOTE 8—LEASES

TRAC leases property under a noncancelable operating lease. The operating lease consists of office space that will expire over the next four years.

Future minimum lease payments under the noncancelable operating lease as of December 31, 2002 are as follows:

Years ended	Operating leases
2003	123,462
2004	126,368
2005	129,273
2006	65,363

Total minimum lease payments	$444,466

Team Sports recognized rent expense for leased facilities of $119,145 and $136,512 in 2002 and 2001, respectively.

NOTE 9—COMMON STOCK OPTIONS AND WARRANTS

In April 2000, Team Sports adopted its 2000 Stock Option Plan (the Plan) and the company’s Board of Directors approved the same. Team Sports shareholders approved the Plan in April 2001. The Plan was established to advance the interests of Team Sports and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of Team Sports, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan. In 2001, the Board of Directors approved a proposal to increase the number of authorized shares available under the Plan not to exceed an aggregate of 7,500,000 shares.

Options granted under the Plan may be either “incentive stock options” intended to qualify as such under the Internal Revenue Code, or “non-qualified stock options.” Team Sports expects that most options granted pursuant to the Plan will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of Team Sports. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan have a maximum term of up to ten (10) years.

The Plan also provides that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee’s remaining vesting period after a change in control. The Plan further provides that all options will be forfeited 90 days after employment terminates. All options granted under the Plan in 2000 were to employees and consultants of LCP and eStorefronts, which were sold on May 15, 2001. Options to acquire 11,737 shares of Team Sports common stock were exercised during 2001 and the remaining 1,806,463 were forfeited on August 13, 2001. Options to acquire 116,250 shares had previously been forfeited.

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

$1,000,000

The options can vest sooner if certain performance criteria are met.

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

NOTE 9—COMMON STOCK OPTIONS AND WARRANTS, Continued

A summary of stock option activity under the Plan during the years ended December 31, 2002 and 2001 is as follows:

	2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	6,900,000	$0.99	1,823,450	$1.30
Granted	—	—	7,011,000	0.98
Exercised	—	—	(11,737)	0.06
Forfeited	(500,000)	1.00	(1,922,713)	1.21

Outstanding, end of year	6,400,000	0.99	6,900,000	0.99
Options exercisable at year-end	6,316,665	0.99	6,316,665	0.99
Weighted average fair value of options granted during the year	$—		$0.98
Shares available for grant	1,100,000		600,000

Team Sports applies APB No. 25 and related interpretations in accounting for the stock option plan. In 2001, stock compensation expense has been recorded for 35,000 options issued to two employees with an exercise price of $0.01 per share. Compensation expense is being recognized for the difference between the fair value of the shares on the day the options were granted and the $0.01 exercise price, over the related service period of one year. Team Sports recognized $0 and $16,787 of stock compensation expense for the years ended December 31, 2002 and 2001, respectively, relating to these options. The remaining stock compensation expense of $4,737 in 2001, relates to stock options granted to individuals for services performed.

As a part of its issue of 28,977,000 shares of its common stock on May 15, 2001 for $7,244,250 in cash, Team Sports also issued warrants to purchase 14,488,500 shares of its common stock at a purchase price of $1.00 per share. These warrants expire three (3) years from the effective date of the Securities and Exchange Commission registration of the 28,977,000 shares of common stock.

In February of 2000, Team Sports issued 100,000 warrants which were exercisable at $.375 per share and expired in February of 2003. Each warrant was for 1 share of Team Sports common stock and the warrants were not part of the acquisition of Maxx Motorsports. These warrants were exercised in March of 2002.

Three investors exercised 350,000 Class A warrants prior to their expiration on June 7, 2002, and executed non-interest bearing promissory notes for $350,000 which were originally due December 9, 2000. In November 2000, Team Sports’ Board of Directors extended the due date of these notes until December 9, 2001. These notes were received in April of 2002.

NOTE 10—COMMON STOCK

On June 21, 2001, a majority of the shareholders of Team Sports, through written consent, approved the increase in authorized common stock of Team Sports from 60,000,000 shares, par value $.0001 to 500,000,000 shares, par value $.0001. The increase was filed August 6, 2001 with the state of Delaware.

In 2001, Team Sports sold, pursuant to agreements, 28,977,000 shares of its common stock for $7,244,250. The agreements required Team Sports to prepare and file with the SEC, within 75 days of the acquisition of Maxx (May 15, 2001), a registration statement covering these securities for an offering to be made on a continuous basis pursuant to Rule 415 of the U.S. Securities and Exchange Act. As a result of delays in obtaining certain information from outside parties that was necessary to complete the registration, the registration statement was filed after the end of the 75 day period. In accordance with the terms of the agreements, Team Sports was required to issue an additional 2,897,700 common shares effective May 15, 2001. These 31,874,700 shares are “restricted securities” and may be sold only in compliance with Rule 144 of the Securities and Exchange Act.

Preferred Stock—The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2002, no preferred stock was issued or outstanding.

A 6% cumulative dividend is payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over Team Sports common stock as well as any other classes of stock established by Team Sports.

NOTE 11—EARNINGS (LOSS) PER SHARE

At December 31, 2002, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations.

NOTE 12—LETTER OF CREDIT

A letter of credit was purchased guaranteeing the Companies’ performance or payment to a third party. At December 31, 2002, TRAC had an outstanding letter of credit in the amount of $150,000 for use as partial security for an office lease. The letter of credit is currently secured by cash deposit. In order to obtain the letter of credit, the Companies were required to place $150,000 with a financial institution to collateralize the letter of credit. The letter of credit amount will decrease $50,000 upon the third renewal of the operating lease in 2003 and is included as a current asset on the Companies balance sheet. The remaining balance required to secure the letter of credit, $100,000, is included as a noncurrent asset as it will be required to collateralize the $100,000 letter of credit requirement for 2004 and thereafter.

NOTE 13—DISCONTINUED OPERATIONS

As a part of the acquisition of Maxx, Team Sports was required to sell its interest in its wholly owned subsidiaries, LCP and eStorefronts, to a group of its shareholders for 12,000,000 shares of its common stock. Accordingly, no gain or loss was recognized on the transaction, which was completed on May 15, 2001. Operating results for the discontinued operations for the year ended December 31, 2001, was as follows:

2001
Net sales	$2,532,207

Loss before income taxes	$(1,380,770)
Income taxes	—

Net loss from discontinued operations	$(1,380,770)

NOTE 14—RELATED PARTY TRANSACTIONS

In 2002 and 2001, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

	2002	2001
Payable to officers and board members	$105,493	$221,020
Consulting expenses	219,501	127,083
Lease settlement to board member	—	90,000
Stock issued for services	—	167,775
Directors’ fees	70,500	29,250
Legal fees	85,684	—
Reimbursed aircraft expense	78,929	—

Team Sports had an employment agreement with its former Chief Executive Officer (CEO). This agreement combined a base pay amount of $50,000 per month, with $200,000 paid for consulting services from September 1, 2001 through December 31, 2001 and $300,000 paid for services from January 1, 2002 through June 30, 2002. In addition, the Companies obtained restricted certificates of deposit in the amount of $480,000 to be paid if the CEO was employed at July 1, 2002 for compensation through April 30, 2003. This entire amount was paid to the former CEO prior to the termination of his employment on August 8, 2002. The former CEO also received stock options to purchase 3,000,000 shares of Team Sports common stock, of which 2,500,000 shares vested upon execution of the agreement and the remaining 500,000 shares vested when the former CEO was accepted to the Board of Directors in 2002. The stock option to acquire 2,500,000 shares is not granted under the 2000 stock option plan described in Note 7 to these consolidated financial statements.

On August 25, 2001, Team Sports entered into an agreement in principle with its former Chief Executive Officer under which the Chief Executive Officer will become the local operator of a market. The agreement states that the cost will be $100,000 which is included in restricted cash on the balance sheet herein, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which is substantially less than amounts anticipated to be paid by other local operators.

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

NOTE 15—CONTINGENCIES

In the normal course of business, the Companies may be involved in legal actions and claims. In management’s opinion, after consideration of available insurance coverage and other matters, litigation is not expected to have a material adverse effect on the Companies’ financial position.