Form 10QSB
period 2003-03-31
TEAM SPORTS ENTERTAINMENT INC
filed 2003-05-15
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-23100

TEAM SPORTS ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2649848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13801 Reese Blvd. West, Suite 150 Huntersville, North Carolina	28078
(Address of principal executive offices)	(Zip Code)

(704) 992-1290
(Registrant’s telephone number, including area code)

               As of April 30, 2003, the registrant had outstanding 63,476,312 shares of its common stock, par value of $.0001, its only class of common equity.

               Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,790	$650,305
Restricted cash and cash equivalents	150,000	150,000
Marketable equity securities – trading	8,857	13,714
Prepaid expenses and other assets	238,166	234,976

Total current assets	429,813	$1,048,995

PROPERTY AND EQUIPMENT
Race car designs and manufacturing equipment	1,673,400	1,673,400
Office furniture and computer equipment	154,274	154,274
Less accumulated depreciation	(39,123)	(32,755)

Net property and equipment	1,788,551	1,794,919

PRODUCTION CONTRACT PAYMENTS	2,545,781	2,395,781
RESTRICTED CASH AND CASH EQUIVALENTS	100,000	100,000
GOODWILL	2,810,627	2,810,627

Total assets	$7,674,772	$8,150,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$290,838	$240,262
Deferred revenue	100,000	100,000
Accrued interest payable	15,133	15,133
Convertible promissory note	2,270,000	2,270,000

Total current liabilities	2,675,971	2,625,395

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $2.75 par value; authorized 2,000,000 shares; no shares issued	—	—
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 63,476,312	6,348	6,348
Additional paid-in capital	15,798,123	15,798,123
Accumulated deficit	(10,805,670)	(10,279,544)

Total stockholders’ equity	4,998,801	5,524,927

Total liabilities and stockholders’ equity	$7,674,772	$8,150,322

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		From Inception (May 15, 2001) through March 31, 2003

	2003	2002

Sales and revenues	$—	$—	$28,310
Cost of sales	—	—	9,536

Gross profit	—	—	18,774
Selling, general and administrative	476,890	769,964	6,455,293

Loss from operations	(476,890)	(769,964)	(6,436,519)

Other income (expense):
Interest and other income	1,021	9,645	154,164
Interest expense	(45,400)	(1,805)	(128,865)
Unrealized loss on trading securities	(4,857)	(16,000)	(91,143)

Total other income (expense)	(49,236)	(8,160)	(65,844)

Loss before income taxes and discontinued operations	(526,126)	(778,124)	(6,502,363)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(526,126)	(778,124)	(6,502,363)
Discontinued operations--loss from operations net of tax effect of $0 for 2003 and 2002	—	—	—

Net loss	$(526,126)	$(778,124)	$(6,502,363)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.10)

Weighted average shares outstanding, basic and diluted	63,476,312	62,468,312	62,734,585

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2003 and 2002
(Unaudited)

					Accumulated Deficit

			Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	(Deficit) Accumulated During the Development Stage	Total
	Common Stock

	Shares	Par Value

Balances at December 31, 2001	62,468,312	$6,247	$15,533,724	$(350,000)	$(4,295,327)	$(2,420,979)	$8,473,665
Common stock warrants exercised	100,000	10	37,490	—	—	—	37,500
Collection of stock subscription	—	—	—	30,000	—	—	30,000
Net loss	—	—	—	—	—	(788,124)	(788,124)

Balances at March 31, 2002	62,568,312	$6,257	$15,571,214	$(320,000)	$(4,295,327)	$(3,209,103)	$7,753,041

Balances at December 31, 2002	63,476,312	6,348	15,798,123	—	(4,295,327)	(5,984,217)	5,524,927
Net loss	—	—	—	—	—	(526,126)	(526,126)

Balances at March 31, 2003	63,476,312	$6,348	$15,798,123	$—	$(4,295,327)	$(6,510,343)	$4,998,801

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		From Inception (May 15, 2001) through March 31, 2003

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$—	$—	$28,535
Cash received in advance of sales	—	—	100,000
Cash paid to suppliers and employees	(573,136)	(1,767,652)	(8,753,502)
Interest paid	(45,400)	(1,805)	(113,732)
Interest and other cash received	1,021	9,645	154,164

Net cash used for operating activities	(617,515)	(1,759,812)	(8,584,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable from officer	—	—	226,331
Proceeds from sale of short-term investments	—	—	133,669
Purchase of car design, etc.	—	—	(1,673,400)
Purchase of software and equipment	—	—	(75,058)
Cash paid in excess of net assets received to acquire Maxx	—	—	(45,213)

Net cash used for investing activities	—	—	(1,433,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	—	2,270,000
Proceeds from sale of common stock	—	—	7,244,250
Collection of note receivable	—	—	240,000
Collection of stock subscription receivable	—	30,000	350,000
Exercise of common stock warrants	—	37,500	37,500
Repayments of capital lease	—	(8,635)	(75,696)

Net cash provided by financing activities of continuing operations	—	58,865	10,066,054

Net cash used for financing activities of discontinued operations	—	—	(15,058)

Net cash provided by financing activities	—	58,865	10,050,996

Net increase (decrease) in cash	(617,515)	(1,700,947)	32,790
CASH AT BEGINNING OF PERIOD	650,305	4,675,744	—

CASH AT END OF PERIOD	$32,790	$2,974,797	32,790

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		From Inception (May 15, 2001) through March 31, 2003

	2003	2002

RECONCILIATION OF NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
NET LOSS	$(526,126)	$(778,124)	$(6,502,363)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
Depreciation and amortization	79,411	6,367	308,995
Unrealized loss	4,857	16,000	91,143
Stock issued for services	—	—	15,000
Stock-based compensation	—	—	152,775
Changes in operating assets and liabilities
Receivables	—	—	225
Inventory	—	—	16,990
Prepaids	(76,233)	(243,750)	(128,740)
Production contract payments	(150,000)	—	(2,545,781)
Accounts payable and accrued expenses	50,576	(760,305)	142,088
Restricted cash	—	—	(250,000)
Deferred revenue	—	—	100,000
Interest payable	—	—	15,133

Net cash used for operating activities	$(617,515)	$(1,759,812)	$(8,584,515)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for loan origination fees	$—	$—	$227,000

Acquisition of equipment through capital lease	$—	$—	$75,696

Current assets, excluding cash	$—	$—	$50,000
Property and equipment	—	—	3,017
Goodwill	—	—	2,932,832
Common stock issued	—	—	(2,762,500)
Liabilities assumed	—	—	(178,135)

Cash paid in excess of net assets received in acquisition of Maxx	$—	$—	$45,213

See accompanying notes to unaudited consolidated financial statements.

               The following Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations.  Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year 2002.

Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2003 and 2002

NOTE 1 – BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission.  Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Maxx, and its wholly owned subsidiary TRAC. All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, plans to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company and its wholly owned subsidiary are presented as those of a development stage enterprise, from its inception, May 15, 2001, as prescribed by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company follows the AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities” in accounting for its start-up activities.

NOTE 2 – UNCERTAINTIES

               The Company, which has been in the development stage since its inception, May 15, 2001, has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of  $6,502,363 from inception through March 31, 2003.  Going forward, management anticipates obtaining the necessary operating capital by executing operating agreements for fees with Local Operators and private debt and equity placements.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – PRODUCTION CONTRACT PAYMENTS AND COMMITMENTS

               On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott.  The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling.  Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks.  Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines.  The agreement also provides for the contractor to be the sole provider of most repair service.  Phase I of the agreement was completed during March 2002 and Phase II of the agreement commenced in April 2002.  In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004.  This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003.  Phase II of the agreement will not continue until a new production schedule has been agreed to by both TRAC and Riley & Scott.  Once the new production schedule is agreed upon, TRAC will be subject to the terms of the agreement for a minimum of 20 race cars.  At March 31, 2003, TRAC had incurred and paid total costs of $2,545,781, which amount is included in production contract payments.

               Upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all racing cars, components, vendored components and spares (“Post Termination Inventory”) then in its possession.  Riley & Scott may sell all or part of the post termination inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price.  In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney’s fees, interest on delinquent amounts, storage fees, insurance, broker’s fees, and advertising expenses.  In the event that the sales price of the post termination inventory exceeds Riley & Scott’s cost and penalties, TRAC would receive 75% of the excess.

NOTE 4 – STOCK OPTION PLANS

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

               SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), requires the Company to disclose pro forma information regarding option grants made to its employees.  SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees’ stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company employees, board of directors, advisory committee members, and consultants.

               SFAS No. 123 pro forma numbers are as follows for the quarter ended March 31, 2003 and the year ended December 31, 2002:

	March 31, 2003	December 31, 2002	From Inception

Net loss, as reported	$526,126	$3,563,238	$6,502,363
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	107,409	512,946	3,543,951

Pro forma net loss	$633,535	$4,076,184	$10,046,314

Pro forma basic and diluted total net loss per share	$0.01	$0.07	$0.16

Basic and diluted total net loss per share as reported	$0.01	$0.06	$0.10

               Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  In 2001, the year in which all options were issued, the following weighted average assumptions were used:  risk-free interest rate based on date of issuance and term between 3.83% and 4.93%, no expected dividends, a volatility factor of 138.13% and an expected life of the options of 3 to 10 years.  Using these assumptions, the total value of stock options issued and rights to receive stock granted in 2001 was $6,111,858.

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the Company options.

NOTE 5 – SUBSEQUENT EVENTS

               In April 2003, the Company entered into the ESPN Agreement, pursuant to which ESPN will provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons.  TRAC, subject to ESPN approvals, has the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships.  The ESPN Agreement requires TRAC to pay expected production fees (“Production Fees”) of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades.  TRAC will also pay ESPN consideration for broadcasting all League events on a per event basis (“Broadcast Consideration”) in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter.  The ESPN Agreement covers the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season.  Before the expiration of the ESPN Agreement, TRAC is required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations do not result in a new ESPN agreement and to make a reoffer to ESPN if a third party offers to broadcast League events, which reoffer shall be on the same terms as those of the third party’s offer.  TRAC may terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN.  Under the contract, the Company will be required to make the following minimum payments:

2003	$10,660,000
2004	10,640,000

Total minimum contract payments	$21,300,000

               In April 2003, TRAC entered into the Raycom Agreement pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005.  Under this agreement, TRAC will pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collects from sponsors.  TRAC has agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000.  Each sales commission payment will be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions.

               Subsequent to March 31, 2003, holders of $1,645,000 of the $2,270,000 in principal amount of the convertible promissory notes agreed to extend the maturity date of their respective note from August 31, 2003 to March 31, 2004.  In addition, certain holders of the notes agreed to increase the principal amount of their notes by an aggregate amount of $900,250.  The Company has received $376,000 of the additional principal amount, with commitments for the balance by May 31, 2003.  The Company will pay a 10% loan origination fee on the increased principal amounts in the form of the Company’s common stock at the rate of $.25 per share, for a total number of 360,100 shares to be issued. The notes bear interest at 8% per annum, require quarterly interest payments, and mature March 31, 2004.  Each note is convertible into the Company common stock at the rate of $.20 per share.  The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities and Exchange Act.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

     Team Sports Entertainment, Inc. (together with its subsidiaries, hereinafter referred to as the “Company”, “Team Sports”, “We” or “Us”), is a holding company with one wholly owned subsidiary, Maxx Motorsports, Inc. (“Maxx”). Maxx is a holding company with one wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company (“TRAC”).

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

     TRAC intends to initially enter into operating agreements (“Operating Agreements”) with at least six third-party operators (“Local Operators”) to be identified by TRAC with respect to the local operations of a TRAC racing team but reserves the right to operate one or more teams itself.  Each Local Operator will pay a fee to TRAC to obtain the right to operate the team in its market.  TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams and ticket sales for the Championship Race and license fees from sales of officially licensed merchandise.  Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original six teams (“Expansion Fees”). In addition to the rights fee payable to TRAC, TRAC expects to require each Local Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team. Drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Local Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Local Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales, and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the Expansion Fees paid to TRAC.

     Through standardization of racing cars, TRAC hopes to create a racing environment in which each car is capable of winning and the fans will be focused on drivers, race-day strategies and crew performance, rather than technological advantages. Our races will be shortened from the four to five hour window of current stock car races to a two-hour window, which is more consistent with traditional team sports. Our business plan contemplates that cars will be based on silhouettes of popular American muscle cars.

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

     In April 2003, the Company entered into a definitive agreement with ESPN, Inc. and ESPN Productions, Inc. (together “ESPN”), dated as of April 7, 2003 (the “ESPN Agreement”), pursuant to which ESPN will provide for the live broadcasting of at least 13 two-hour League events and produce these television events. TRAC, subject to ESPN approvals, has the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement requires TRAC to pay expected production fees (“Production Fees”) of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC also will pay ESPN consideration for broadcasting all League events on a per event basis (“Broadcast Consideration”) in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. For the 2004 season, TRAC is obligated to pay ESPN $10,660,000 in Production Fees and Broadcast Consideration according to the following schedule:

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

     In October 2001, the Company entered into an agreement with Riley & Scott Race Car Engineers (“Riley & Scott”), one of the most respected design and manufacturing companies, to develop the race cars to be used by TRAC (the “Riley & Scott Agreement”).  Pursuant to the Riley & Scott Agreement, Riley & Scott has designed and will manufacture approximately 100 cars at its manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars were designed with high safety standards. The Riley & Scott Agreement required payments aggregating approximately $1,500,000 during Phase I, which was 23 weeks and included design, tooling, prototype construction and aero tooling. Phase I was completed on April 18, 2002. Phase II contemplates the production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The Riley & Scott Agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase II is expected to be funded by fees expected to be received under Operating Agreements expected to be entered into with Local Operators. Effective August 2002, Riley & Scott and the Company amended their agreement to revise the Company’s scheduled payment obligations. Pursuant to this amendment, the Company paid Riley & Scott $500,000 in August 2002 and an aggregate amount of $300,000 in monthly payments for the period from October 1, 2002 through March 1, 2003, and Riley & Scott suspended race car production and agreed to resume production with six weeks advance notice from the Company.

     Payments made under the Riley & Scott Agreement have been reclassified as “production contract payments” under long-term assets and aggregated to $2,545,781 at March 31, 2003. In prior fiscal periods, these amounts were categorized as “inventory” under current assets. The reclassification was caused by management’s belief that the delivery of race cars from Riley & Scott, although planned to occur in the next 12 months, is contingent on numerous factors such as the receipt of sponsorship income and the selection of Local Operators. These contingencies reduce management’s ability to determine whether some or all of the contract payments can be realized as a current asset during 2003. Further, production contract payments do not represent physical items of inventory but will become such once race cars are received from Riley & Scott and are held for sale to Local Operators by the Company. The effect of the reclassification reduces the amount of working capital available to the Company to meet current liabilities. See “Going Concern Factors — Liquidity” discussed below.

     In April 2003, TRAC entered into an agreement with Raycom Sports (the “Raycom Agreement”) pursuant to which Raycom Sports (“Raycom”) became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. TRAC is attempting to sell, through Raycom, approximately six category sponsors. The revenue from these sponsors will be distributed between the league and the teams at rates to be determined. Additionally, Raycom will search out other sponsorship opportunities including, but not limited to, title sponsor of the series, tire sponsor, oil and gas sponsor, secondary sponsors for cars, and secondary sponsors for commercial spots. Under TRAC’s agreement with Raycom, TRAC will pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collects from sponsors. TRAC has agreed to pay Raycom monthly a nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment from TRAC to Raycom will be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions.

     In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term (the “Moag Agreement”). TRAC will attempt, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. The price per team has not yet been established. However, the Company expects that $2,500,000 of the purchase price will go towards the purchase of Common Stock, $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price is expected to be paid over a four-year period. Under TRAC’s agreement with Moag & Company, TRAC paid an initial fee of $25,000 and will pay to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of the Company’s Common Stock, based on a price per share and with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock (“Moag Warrants”). The Moag Warrants are to be for a seven-year term and become exercisable in equal installments over the first four years they are outstanding. The Company intends to renew or otherwise extend the term of the Moag & Company engagement in June 2003; however, no assurance can be given that such a renewal or extension will be obtained.

     TRAC has agreed in principle to lease terms with 13 racing venues in various markets throughout the United States that TRAC views as suitable for hosting TRAC racing events. The suitability of these tracks is based on the fact that they all are 0.5 mile to 2.0 miles in length and have the ability to seat 50,000 spectators. The completion of the contract terms, including times and dates are contingent upon the sale of TRAC teams in each specific market.

     Each of the foregoing contracts and relationships are vital to launching the League in 2004. There can be no assurance that TRAC will be successful in entering into Operating Agreements with at least six Local Operators, in negotiating sponsorship arrangements, in leasing appropriate racing venues on satisfactory terms or in launching the League in 2004. The Company’s inability to complete any of the foregoing items would materially and adversely impact the Company’s ability to continue its operations or otherwise execute its plan of operations. See also “Going Concern Factors — Liquidity.”

Going Concern Factors—Liquidity

     During 2002, the Company utilized cash at the beginning of the year of $4,675,744, stock subscriptions received of $350,000, warrants exercised for $37,500, and $2,270,000 from the issuance of the Convertible Notes to fund its operations. At December 31, 2002, the Company had  $650,305 in cash on hand. A portion of the proceeds from the sale of Convertible Notes in September 2002 funded the Company’s operations through April 2003 and additional sources of liquidity will be needed to fund the Company’s operations through the remainder of 2003. Management currently projects that the Company will need approximately $147,000 per month to maintain its current operations, without taking into account debt repayments, any expected payments to ESPN or payments to Riley & Scott for race car deliveries.

     The Company has not established sources of revenues sufficient to fund the development of its business, projected operating expenses and commitments for 2003. Consequently, the independent auditor’s report on the Company’s Consolidated Financial Statements for the year ended December 31, 2002 contained an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

     Subsequent to March 31, 2003, holders of $1,645,000 of the $2,270,000 in principal amount of the Convertible Notes agreed to extend the maturity date of his or her Convertible Note from August 1, 2003 to March 31, 2004.  In addition, certain of the Convertible Note holders agreed to increase the principal amount of their Convertible Notes by an aggregate amount of $900,250 (the “Additional Note Principal”).  As agreed, the Company received $376,000 of the Additional Note

Principal on April 30, 2003 and has binding commitments to receive the remaining $524,250 of the Additional Note Principal on May 31, 2003.  The Additional Note Principal is expected to fund the Company’s operating needs through September 2003.  At that time, the Company expects to have entered into Operating Agreements with at least six Local Operators and to have received payments from the Local Operators in an amount sufficient to fund the Company’s operations until races begin in 2004.  Even with the Additional Note Principal, the Company’s ability to continue as a going concern beyond September 2003 depends upon its sale of operating rights and sponsorship opportunities.

     During 2003, the Company’s only expected source of operating revenue (not including interest income) will be fees payable by Local Operators who execute Operating Agreements with TRAC. Sponsorship and advertising income is not expected in 2003 because the first racing season will begin in 2004. In the year ended December 31, 2001, the Company had $136,600 in interest income and interest income of $16,543 during the year ended December 31,2002. In 2003, the Company expects to receive a limited amount of interest income, but such amounts are expected to be insufficient to fund the Company’s operations.

     The Company expects each Local Operator to pay an as yet undetermined amount for the rights under its Operating Agreement. However, the Company expects that $2,500,000 of the purchase price will go towards the purchase of Common Stock and $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price is expected to be paid over a four-year period. A significant portion of the purchase price payments also may be subject to tax. The sale of six teams is believed by management to mark the completion of the development phase of the Company and provide sufficient sources of revenue and capital, among other sources, to fund ongoing operations and contractual commitments. Management cannot assure you, however, that the Company will be successful in selling such teams in the planned time frame.

     If the Company is unable to enter into Operating Agreements with a minimum of six Local Operators by September 2003, it will seek to raise additional capital.  However, the Company believes that it will be extremely difficult to identify other sources of capital, and no assurances can be given that the Company will be able to raise such capital at all or on satisfactory terms.

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

Item 3.  Controls and Procedures

     The Company’s Chief Executive Officer (its principal executive officer and principal financial officer), has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits – See Exhibit Index at page 19.

(b)	Reports on Form 8-K - There was one report filed on Form 8-K during the quarter ended March 31, 2003:

          (1) Current Report on Form 8-K/A dated December 11, 2002 of Team Sports Entertainment, Inc. filed with the Securities and Exchange Commission on January 2, 2003.

     Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of the Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM SPORTS ENTERTAINMENT, INC.
(Registrant)

By:	/s/ CHARLES J. BRADSHAW

Charles J. Bradshaw Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Date: May 14, 2003

TEAM SPORTS ENTERTAINMENT, INC.

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles J. Bradshaw, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Team Sports Entertainment, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CHARLES J. BRADSHAW

Charles J. Bradshaw Chief Executive Officer (principal executive officer and principal financial officer)

Date: May 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

*10.1

Letter Agreement dated March 13, 2003 amending the Racing Car Design and Construction Agreement between the Company and Riley & Scott Racing, LLC (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 2002)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Press release distributed on May 12, 2003 regarding the completion of modification of Convertible Promissory Note Agreements

*Previously filed.