Form 10QSB
period 2003-06-30
TEAM SPORTS ENTERTAINMENT INC
filed 2003-08-14
CIK 777516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003

OR

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                      to

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

As of July 31, 2003, the registrant had outstanding 63,476,312 shares of its common stock, par value of $.0001, its only class of common equity.

Transitional Small Business Disclosure Format (check one): Yes☐   No ☒

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362,788	$650,305
Restricted cash and cash equivalents	150,000	150,000
Marketable equity securities—trading	15,714	13,714
Prepaid expenses and other assets	253,281	234,976

Total current assets	781,783	1,048,995

PROPERTY AND EQUIPMENT:
Race car designs and manufacturing equipment	1,673,400	1,673,400
Office furniture and computer equipment	154,274	154,274
Less accumulated depreciation	(45,490)	(32,755)

Net property and equipment	1,782,184	1,794,919

PRODUCTION CONTRACT PAYMENTS	2,545,781	2,395,781
RESTRICTED CASH AND CASH EQUIVALENTS	100,000	100,000
GOODWILL	2,810,627	2,810,627

Total assets	$8,020,375	$8,150,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$341,309	$240,262
Deferred revenue	100,000	100,000
Accrued interest payable	26,156	15,133
Convertible promissory notes	3,035,250	2,270,000

Total current liabilities	3,502,715	2,625,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $2.75 par value; authorized 2,000,000 shares; no shares issued	—	—
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 63,476,312 shares	6,348	6,348
Additional paid-in capital	15,798,123	15,798,123
Accumulated deficit	(11,286,811)	(10,279,544)

Total stockholders’ equity	4,517,660	5,524,927

Total liabilities and stockholders’ equity	$8,020,375	$8,150,322

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,		From Inception (May 15, 2001) through June 30, 2003
	2003	2002	2003	2002
Sales and revenues	$—	$—	$—	$—	$28,310
Cost of Sales	—	—	—	—	9,536

Gross profit	—	—	—	—	18,774
Selling, general and administrative	909,160	2,256,411	505,056	1,486,447	6,895,543

Loss from operations	(909,160)	(2,256,411)	(505,056)	(1,486,447)	(6,876,769)

Other income (expense):
Interest and other income	1,716	12,676	695	3,031	154,859
Interest expense	(101,823)	(6,148)	(45,400)	(4,343)	(185,288)
Unrealized gain (loss) on trading securities	2,000	(16,858)	6,857	(858)	(84,286)

Total other income (expense)	(98,107)	(10,330)	(37,848)	(2,170)	(114,715)

Loss before income taxes	(1,007,267)	(2,266,741)	(542,904)	(1,488,617)	(6,991,484)

Income tax expense (benefit)	—	—	—	—	—

Net loss	$(1,007,267)	$(2,266,741)	$(542,904)	$(1,488,617)	$(6,991,484)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.02)	$(0.11)

Weighted average shares outstanding, basic and diluted	63,476,312	62,518,588	63,476,312	62,568,312	62,850,914

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit		Total
	Shares	Par Value			Accumulated Deficit	(Deficit) Accumulated During the Development Stage
Balances at December 31, 2001	62,468,312	$6,247	$15,533,724	$(350,000)	$(4,295,327)	$(2,420,979)	$8,473,665
Common stock warrants exercised	100,000	10	37,490	—	—	—	37,500
Collection of stock subscription	—	—	—	350,000	—	—	350,000
Net loss	—	—	—	—	—	(2,266,741)	(2,266,741)

Balances at June 30, 2002	62,568,312	$6,257	$15,571,214	$—	$(4,295,327)	$(4,687,720)	$6,594,424

Balances at December 31, 2002	63,476,312	$6,348	$15,798,123	$—	$(4,295,327)	$(5,984,217)	$5,524,927
Net loss	—	—	—	—	—	(1,007,267)	(1,007,267)

Balances at June 30, 2003	63,476,312	$6,348	$15,798,123	$—	$(4,295,327)	$(6,991,484)	$4,517,660

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		From Inception (May 15, 2001) through June 30, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$—	$—	$28,535
Cash received in advance of sales	—	100,000	100,000
Cash paid to suppliers and employees	(963,683)	(4,877,402)	(9,144,049)
Interest paid	(90,800)	(6,148)	(159,132)
Interest and other cash received	1,716	12,676	154,859

Net cash used for operating activities	(1,052,767)	(4,770,874)	(9,019,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable from officer	—	—	226,331
Proceeds from sale of short-term investments	—	—	133,669
Purchase of car design, etc.	—	—	(1,673,400)
Purchase of software and equipment	—	(2,276)	(75,058)
Cash paid in excess of net assets received to acquire Maxx	—	—	(45,213)

Net cash used for investing activities	—	(2,276)	(1,433,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	765,250	—	3,035,250
Proceeds from sale of common stock	—	—	7,244,250
Collection of note receivable	—	—	240,000
Collection of stock subscription receivable	—	350,000	350,000
Exercise of common stock warrants	—	37,500	37,500
Repayments of capital lease	—	(17,532)	(75,696)

Net cash provided by financing activities of continuing operations	765,250	369,968	10,831,304

Net cash used for financing activities of discontinued operations	—	—	(15,058)

Net cash provided by financing activities	765,250	369,968	10,816,246

Net increase (decrease) in cash	(287,517)	(4,403,182)	362,788
CASH AT BEGINNING OF PERIOD	650,305	4,675,745	—

CASH AT END OF PERIOD	$362,788	$272,563	$362,788

See accompanying notes to unaudited consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		From Inception (May 15, 2001) through June 30, 2003
	2003	2002
RECONCILIATION OF NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
NET LOSS	$(1,007,267)	$(2,266,741)	$(6,991,484)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:
Depreciation and amortization	129,210	12,789	366,774
Unrealized (gain) loss	(2,000)	16,858	84,286
Stock issued for services	—	—	15,000
Stock-based compensation	—	—	152,775
Changes in operating assets and liabilities
Receivables	—	—	225
Inventory	—	(2,033,125)	16,990
Prepaids	(58,255)	(62,500)	(110,762)
Production contract payments	(150,000)	—	(2,545,781)
Accounts payable and accrued expenses	24,522	(538,155)	116,034
Restricted cash	—	—	(250,000)
Deferred revenue	—	100,000	100,000
Interest payable	11,023	—	26,156

Net cash used for operating activities	$(1,052,767)	$(4,770,874)	$(9,019,787)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for loan origination fees	$—	$—	$227,000

Loan origination fees included in payables	$76,525	$—	$76,525

Acquisition of equipment through capital lease	$—	$—	$75,696

Current assets, excluding cash	$—	$—	$50,000
Property and equipment	—	—	3,017
Goodwill	—	—	2,932,832
Common stock issued	—	—	(2,762,500)
Liabilities assumed	—	—	(178,136)

Cash paid in excess of net assets received in acquisition of Maxx	$—	$—	$45,213

See accompanying notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis or Plan of Operation contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-KSB for fiscal year 2002.

Notes to Unaudited Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of Team Sports Entertainment, Inc. and its wholly owned subsidiary, Maxx Motorsports, Inc. (“Maxx”), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (“TRAC”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through TRAC, plans to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company and its wholly owned subsidiary are presented as those of a development stage enterprise, from its inception, May 15, 2001, as prescribed by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company follows the AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities” in accounting for its start-up activities.

NOTE 2—UNCERTAINTIES

The Company, which has been in the development stage since its inception, May 15, 2001, has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $6,991,484 from inception through June 30, 2003. Going forward, management hopes to obtain the necessary operating capital through fees payable by third party racing team operators (“Area Operators”) under local team operating agreements and private debt and equity placements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company is unable to generate sufficient capital to execute this plan.

NOTE 3—PRODUCTION CONTRACT PAYMENTS AND COMMITMENTS

On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering (“Riley & Scott”). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provides for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement will not continue until a new production schedule has been agreed to by both TRAC and Riley & Scott. Riley & Scott has agreed to resume production with six weeks advance notice from the Company. Once a schedule is determined and notification is given to Riley & Scott, TRAC will be subject to the terms of the agreement for a minimum of 30 race cars. At June 30, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781, which amount is included in production contract payments.

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

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2003	December 31, 2002
Related party payable	$222,330	$128,160
Accounts payable	115,330	95,414
Accrued expenses	3,649	16,688

	$341,309	$240,262

NOTE 5—STOCK OPTION PLANS

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

SFAS No. 123 pro forma numbers are as follows for the six months ended June 30, 2003 and the year ended December 31, 2002:

	June 30, 2003	December 31, 2002	From Inception
Net loss, as reported	$1,007,267	$3,563,238	$6,991,484
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	214,818	512,946	3,651,360

Pro forma net loss	$1,222,085	$4,076,184	$10,642,844

Pro forma basic and diluted total net loss per share	$0.02	$0.07	$0.17

Basic and diluted total net loss per share as reported	$0.02	$0.06	$0.11

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

NOTE 6—CONVERTIBLE PROMISSORY NOTES

In April 2003, holders of $1,645,000 of the $2,270,000 convertible promissory notes agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes agreed to increase the principal amount of their notes by an aggregate amount of $900,250. As of June 30, 2003, the Company has received an aggregate of $765,250 of the agreed $900,250. Management believes that subscribers for the remaining $135,000 will not fulfill their funding commitments. A 10% loan origination fee is to be paid on the increased principal balances through the issuance of 306,100 shares of the Company’s common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 is being amortized over the terms of the convertible promissory notes and is included in related party payables at June 30, 2003. Notes in the aggregate principle amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and mature August 31, 2003. The remaining notes, in the aggregate principle amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and mature March 1, 2004. Each note is convertible into common stock of the Company (the “Common Stock”) at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the “Moag Agreement”). TRAC will attempt, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. The price per team has not yet been established. However, the Company’s business plan provides that $2,500,000 of the purchase price will go towards the purchase of Common Stock, $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price would be paid over a four-year period. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and will pay to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock (“Moag Warrants”). The Moag Warrants are to be for a seven-year term and become exercisable in equal installments over the first four years they are outstanding.

In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, “ESPN”), pursuant to which ESPN will provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the “ESPN Agreement”). TRAC, subject to ESPN approvals, has the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement requires TRAC to pay expected production fees (“Production Fees”) of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC will also pay ESPN consideration for broadcasting all TRAC racing league (“League”) events on a per event basis (“Broadcast Consideration”) in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement covers the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC is required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations do not result in a new ESPN agreement and to make a reoffer to ESPN if a third party offers to broadcast League events, which reoffer shall be on the same terms as those of the third party’s offer. TRAC may terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN. Under the contract, the Company will be required to make the following minimum payments:

2004	$10,285,000
2005	10,640,000

Total minimum contract payments	$20,925,000

In April 2003, TRAC entered into an agreement with Raycom Sports (“Raycom”) pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC will pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collects from sponsors. TRAC has agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment will be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions.

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

Our business plan provides that TRAC initially will enter into operating agreements (“Operating Agreements”) with at least six third-party operators (“Area Operators”) to be identified by TRAC with respect to the local operations of a TRAC racing team, but TRAC reserves the right to operate one or more teams itself. Each Area Operator will pay a fee to TRAC to obtain the right to operate the team in its market. TRAC also hopes to generate revenues from national television, radio and other media agreements (including rights fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams and ticket sales for the Championship Race and license fees from sales of officially licensed merchandise. Finally, TRAC hopes to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original six teams (“Expansion Fees”). In addition to the rights fee payable to TRAC, TRAC expects to require each Area Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team. Drivers will be employees of TRAC and assigned to the teams. TRAC expects to enter into a lease for each racing venue. TRAC expects to require the Area Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue. The rights to all local and national revenues will be owned by TRAC but the Area Operators will be entitled to retain all or a significant portion of certain local revenues (e.g., local ticket sales, and local sponsorships) and to share in certain national revenues (e.g., television and radio licensing fees, national sponsorship and merchandise licensing revenue) and in the Expansion Fees paid to TRAC.

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

$10,660,000

Payments for the 2004 season to ESPN are to be funded by sponsorship and advertising income and fees expected to be received under Operating Agreements expected to be entered into with Area Operators. The ESPN Agreement covers the 2004 and 2005 League seasons with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC is required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations do not result in a new ESPN agreement and to make a reoffer to ESPN if a third party offers to broadcast League events, which reoffer shall be on the same terms as those of the third party’s offer. TRAC may terminate the ESPN Agreement either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN.

In October 2001, the Company entered into an agreement with Riley & Scott Race Car Engineering (“Riley & Scott”), one of the most respected design and manufacturing companies, to develop the race cars to be used by TRAC (the “Riley & Scott Agreement”). Pursuant to the Riley & Scott Agreement, Riley & Scott has designed and will manufacture approximately 100 cars at its manufacturing facility in Indianapolis, Indiana. The cars will be high-performance, muscle cars designed to race competitively on a variety of oval tracks. The cars were designed with high safety standards. The

Riley & Scott Agreement required payments aggregating approximately $1,500,000 during Phase I, which was 23 weeks and included design, tooling, prototype construction and aero tooling. Phase I was completed on April 18, 2002. Phase II contemplates the production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. TRAC has the right, by notice to Riley & Scott, to reduce the number of cars to be produced during Phase II, but at an increased price per car. The Riley & Scott Agreement also provides for Riley & Scott to be the sole provider of most major repair services. Phase II is expected to be funded by fees expected to be received under Operating Agreements expected to be entered into with Area Operators. Effective August 2002, Riley & Scott and the Company amended their agreement to revise the Company’s scheduled payment obligations. Pursuant to this amendment, the Company paid Riley & Scott $500,000 in August 2002 and an aggregate amount of $300,000 in monthly payments for the period from October 1, 2002 through March 1, 2003, and Riley & Scott suspended race car production and agreed to resume production with six weeks advance notice from the Company.

Payments made under the Riley & Scott Agreement have been reclassified as “production contract payments” under long-term assets and aggregated to $2,545,781 and 2,395,781 at June 30, 2003 and December 31, 2002, respectively. Prior to December 31, 2002, these amounts were categorized as “inventory” under current assets. The reclassification was caused by management’s belief that the delivery of race cars from Riley & Scott, although planned to occur in the next nine months, is contingent on numerous factors such as the receipt of sponsorship income and the selection of Area Operators. These contingencies reduce management’s ability to determine whether some or all of the contract payments can be realized as a current asset during 2003. Further, production contract payments do not represent physical items of inventory but will become such once race cars are received from Riley & Scott and are held for sale to Area Operators by the Company. The effect of the reclassification reduces the amount of working capital available to the Company to meet current liabilities. See “Going Concern Factors—Liquidity” discussed below.

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

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the “Moag Agreement”). TRAC will attempt, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. The price per team has not yet been established. However, the Company’s business plan provides that $2,500,000 of the purchase price will go towards the purchase of the Company’s common stock (the “Common Stock”), $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price would be paid over a four-year period. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and will pay to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock (“Moag Warrants”). The Moag Warrants are to be for a seven-year term and become exercisable in equal installments over the first four years they are outstanding.

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

Despite the efforts since April 2003 of the Company, Moag & Company and Raycom, the Company has yet to enter into an Operating Agreement with any Area Operators or sell any sponsorships. Management is continuing its efforts to identify potential Area Operators and to devise a financial model that will be of greater interest to any such Area Operators. However, discussions to date have been disappointing, and management is uncertain as to whether or when the Company may enter into any Operating Agreements. Management believes there is doubt as to whether sponsorships will be sold until such time as the Company may secure Area Operators.

Each of the foregoing contracts and relationships are vital to launching the League in 2004. There can be no assurance that TRAC will be successful in entering into Operating Agreements with at least six Area Operators, in negotiating sponsorship arrangements, in leasing appropriate racing venues on satisfactory terms or in launching the League in 2004. The Company’s inability to complete any of the foregoing items would materially and adversely impact the Company’s ability to continue its operations or otherwise execute its plan of operations. See also “Going Concern Factors—Liquidity.”

Going Concern Factors—Liquidity

During 2002, the Company utilized cash at the beginning of the year of $4,675,744, stock subscriptions received of $350,000, warrants exercised for $37,500, and $2,270,000 from the issuance of convertible notes (the “Convertible Notes”) to fund its operations. At December 31, 2002, the Company had $650,305 in cash on hand. A portion of the proceeds from the sale of Convertible Notes in September 2002 funded the Company’s operations through April 2003. The $765,250 of modifications of principal on existing Convertible Notes issued in April and May 2003 are expected to fund the Company’s operations through September 30, 2003. Additional sources of liquidity will be needed to fund the Company’s operations through the remainder of 2003. Management currently projects that the Company will need approximately $147,000 per month to maintain its current operations, without taking into account interest or principal payments on outstanding debt, any expected payments to ESPN or payments to Riley & Scott for race car deliveries.

The Company has not established sources of revenues sufficient to fund the development of its business, projected operating expenses and commitments for all of 2003. Consequently, the independent auditor’s report on the Company’s Consolidated Financial Statements for the year ended December 31, 2002 contained an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

In April 2003, holders of $1,645,000 of the $2,270,000 in principal amount of the Convertible Notes agreed to extend the maturity date of his or her Convertible Note from August 31, 2003 to March 1, 2004. In addition, certain of the Convertible Note holders agreed to increase the principal amount of their Convertible Notes by an aggregate amount of $900,250. To date, the Company has received an aggregate of $765,250 (the “Additional Note Principal”) of the agreed $900,250. Management believes that subscribers for the remaining $135,000 will not fulfill their funding commitment. The Additional Note Principal is expected to fund the Company’s operating needs through September 2003. The Company’s business plan provides that the Company will have entered into Operating Agreements with at least six Area Operators by the end of September 2003 and then will receive payments from the Area Operators in an amount sufficient to fund the Company’s operations until races begin in 2004. Even with the Additional Note Principal, the Company’s ability to continue as a going concern beyond September 2003 depends upon its sale of operating rights and sponsorship opportunities.

During 2003, the Company’s only expected source of operating revenue (not including interest income) will be fees payable by Area Operators who execute Operating Agreements with TRAC. Sponsorship and advertising income is not expected in 2003 because the first racing season will begin in 2004. In the year ended December 31, 2001, the Company had $136,600 in interest income and interest income of $16,543 during the year ended December 31, 2002. In 2003, the Company expects to receive a limited amount of interest income, but such amounts are expected to be insufficient to fund the Company’s operations.

The Company expects each Area Operator to pay an as yet undetermined amount for the rights under its Operating Agreement. However, the Company’s business plan provides that $2,500,000 of the purchase price will go towards the purchase of Common Stock and $2,500,000 will go towards the purchase of nine complete cars, three complete transporters, logo design, website design and all necessary trademarks and copyrights. The remainder of the purchase price would be paid over a four-year period. A significant portion of the purchase price payments also may be subject to tax. Management believes that the sale of operating rights to six Area Operators would mark the completion of the development phase of the Company and provide sufficient sources of revenue and capital, among other sources, to fund ongoing operations and contractual commitments. Management cannot assure you, however, that the Company will be successful in selling such operating rights in the planned time frame.

If the Company is unable to enter into Operating Agreements with a minimum of six Area Operators by September 30, 2003, it will seek to raise additional capital. However, the Company believes that it will be extremely difficult to identify other sources of capital, and no assurances can be given that the Company will be able to raise such capital at all or on satisfactory terms.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded, as of the end of the period covered by this report, based on his evaluation as required by Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits—See Exhibit Index at page 19.

(b) Reports on Form 8-K—There were no reports filed on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM SPORTS ENTERTAINMENT, INC. (Registrant)

By:	/s/ Charles J. Bradshaw
Charles J. Bradshaw Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description
*4.1	Form of Modification Agreement (Modification of Maturity Date) dated April 15, 2003 relating to the Senior Secured Convertible Promissory Note dated September 1, 2002 (the “Convertible Note”) (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”).

*4.2	Form of Modification Agreement (Modification of Maturity Date and Principal Amount) dated April 15, 2003 relating to the Convertible Note (incorporated by reference to Exhibit 4.8 to the 2002 Form 10-KSB).

*10.1	Agreement among Team Racing Auto Circuit, LLC, ESPN, Inc. and ESPN Productions, Inc. dated as of April 7, 2003 (incorporated by reference to Exhibit 10.9 to the 2002 Form 10-KSB).

*10.2	Sales Representative Agreement between Team Racing Auto Circuit, LLC and Raycom Sports dated April 14, 2003 (incorporated by reference to Exhibit 10.8 to the 2002 Form 10-KSB).

10.3	Letter of Understanding between Team Racing Auto Circuit, LLC and Moag and Company dated April 16, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.