Form 10QSB
period 2003-10-30
TEAM SPORTS ENTERTAINMENT INC
filed 2003-12-15
CIK 777516

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2003


                         Commission File Number: 0-23100

                         TEAM SPORTS ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                22-2649848
      (State of Incorporation)                   (IRS Employer ID No)

                  16501 D Northcross Dr, Huntersville, NC 28078
                     (Address of principal executive office)

            13801 Reese Blvd West, Suite 150, Huntersville, NC 28078
                 (Former address of principal executive office)


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of November 30, 2003 was 63,782,412.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].



                 Team Sports Entertainment, Inc. and Subsidiary
                                      Index


                                                                                                   Page
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Balance Sheet as of September 30, 2003                      3

                  Condensed Consolidated Statements of Operations for the three months ended
                  September 30, 2003 and 2002                                                        4

                  Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 and for the period
                  from inception, May 15, 2001 through September 30, 2003                            5

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and for the period
                  from inception, May 15, 2001 through September 30, 2003                            6

                  Notes to Condensed Consolidated Financial Statements                             7-13

Item 2.           Management's Discussion and Analysis or Plan of Operation                        13-17

Item 3.           Controls and Procedures                                                          17-18

PART II           OTHER INFORMATION                                                                18-21


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Balance Sheet
September 30, 2003
(Unaudited)

                                                    Assets
Current assets
  Cash and cash equivalents .............................................   $    127,528
  Restricted cash .......................................................        100,000
  Marketable equity securities ..........................................         53,428
  Prepaid expenses and other assets .....................................         92,979
                                                                            ------------
     Total assets .......................................................   $    373,935
                                                                            ============

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses .................................   $    218,744
  Amounts payable to related parties ....................................        264,805
  Accrued interest payable ..............................................         86,861
  Convertible promissory notes ..........................................      3,035,250
                                                                            ------------
     Total liabilities ..................................................      3,605,660
                                                                            ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock; $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding ....................................           --
  Common stock, $.0001 par value; authorized 500,000,000 shares;
    issued 63,901,212 shares and outstanding 63,782,412 shares ..........          6,378
  Additional paid-in capital ............................................     15,874,617
  Accumulated deficit ...................................................    (19,112,720)
                                                                            ------------
     Total stockholders' deficit ........................................     (3,231,725)
                                                                            ------------
          Total liabilities and stockholders' equity ....................   $    373,935
                                                                            ============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2003 and 2002
(Unaudited)
                                                 Three Months Ended
                                                    September 30,
                                                  2003            2002

Discontinued operations
  Loss from discontinued operations .......   $ (7,825,909)   $   (616,878)
  Income tax benefit ......................           --              --
                                              ------------    ------------
     Net loss from discontinued operations    $ (7,825,909)   $   (616,878)
                                              ============    ============

Net loss per share, basic and diluted, from
  Discontinued operations .................   $      (0.12)   $      (0.01)
                                              ============    ============

Weighted average shares outstanding
  Basic and diluted .......................     63,639,344      62,568,312
                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2003 and 2002 and Development Stage
 from Inception (May 15, 2001), through September 30, 2003
(Unaudited)

                                                                          From Inception
                                                                           (5/15/2001)
                                                   Nine Months Ended         through
                                                     September 30,         September 30,
                                                 2003           2002            2003

Discontinued operations
  Loss from discontinued operations .......   $(8,833,177) $ (2,883,619)  $(14,817,393)
  Income tax benefit
                                              ----------   ------------    -----------
  Net loss from discontinued operations       $(2,883,619) $ 8,833,177)   $(14,817,393)
                                              ==========   ============    ===========

Net loss per share, basic and diluted, from
  Discontinued operations .................   $   (0.14)   $    (0.05)    $     (0.24)
                                              ==========   ============    ===========

Weighted average shares outstanding
  Basic and diluted .......................   63,531,253     62,535,345     62,848,864
                                              ==========   ============    ===========

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September  30, 2003 and 2002 and Development Stage
from Inception (May 15, 2001), through September 30, 2003
(Unaudited)                                                                           From inception
                                                                                        (5/15/2001)
                                                           Nine Months Ended              through
                                                             September 30,             September 30,
                                                           2003            2002              2003

Cash flows from operating activities
Net loss ...........................................   $ (8,833,177)   $ (2,883,619)   $(14,817,393)
     Loss from discontinued operations .............     (8,833,177)     (2,883,619)    (14,817,393)
                                                       ------------    ------------    ------------
          Loss from continuing operations ..........           --              --              --
     Net cash used in discontinued operations ......     (1,438,027)     (5,760,903)     (9,405,047)
                                                       ------------    ------------    ------------
          Net cash used in operations ..............     (1,438,027)     (5,760,903)     (9,405,047)
                                                       ------------    ------------    ------------

Cash flows from investing activities
     Net cash used in discontinued operations ......           --              --        (1,433,671)
                                                       ------------    ------------    ------------
          Net cash used in investing activities ....           --              --        (1,433,671)
                                                       ------------    ------------    ------------

Cash flows from financing activities
     Net cash from discontinued operations .........        915,250       1,973,799      10,966,246
                                                       ------------    ------------    ------------
          Net cash provided by financing activities         915,250       1,973,799      10,966,246
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (522,777)     (3,787,104)        127,528
Cash and cash equivalents, beginning of period .....        650,305       4,675,745            --
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period ...........   $    127,528    $    888,641    $    127,528
                                                       ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

The following Notes to Unaudited Condensed Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", and "plans", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for fiscal year 2002.

         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Team Sports Entertainment, Inc. and its wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through TRAC, planned to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company and its wholly owned subsidiary are presented as those of a development stage enterprise, from its inception, May 15, 2001, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002, which is included in the Company's Form 10-KSB for the year ended December 31, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NOTE 2--GOING CONCERN

The Company, which had been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $14,817,393 from inception through September 30, 2003.

The Company is currently past due on convertible promissory notes in the amount of $625,000 and accrued interest payments on all of the convertible promissory notes. The Company does not have sufficient cash available to make payments currently due. There can be no assurance that the Company will be able to find a new business to acquire or be able to raise sufficient capital to make an acquisition, in order to survive.

NOTE 3--DISCONTINUED OPERATIONS
-------------------------------

The Company, which had been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $14,817,393 from inception through September 30, 2003.

On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

As a part of the evaluation of the assets of the Company, the following assets were considered to be fully impaired based upon management's expectation that they had no future value. These amounts have been recorded as impairment losses and are included in loss from discontinued operations.

          Prepaid expenses and other assets ..........     $   50,000
          Race car designs and manufacturing equipment      1,673,400
          Other property and equipment ...............        102,416
          Production contract payments ...............      2,545,781
          Goodwill ...................................      2,810,627
                                                           ----------
               Total .................................     $7,182,224
                                                           ==========

NOTE 4--PRODUCTION CONTRACT PAYMENTS AND COMMITMENTS
----------------------------------------------------

On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At September 30, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all racing cars, components, vendored components and spares ("Post Termination Inventory") then in its possession. Riley & Scott may sell all or part of the Post Termination Inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price. In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney's fees, interest on delinquent amounts, storage fees, insurance, broker's fees, and advertising expenses. In the event that the sales price of the Post Termination Inventory exceeds Riley & Scott's cost and penalties, TRAC would receive 75% of the excess.

Management of the Company has determined that the Company would be unlikely to recover anything from the ultimate sale by Riley & Scott. Accordingly, the related assets have been considered fully impaired. Management does not believe the Company has any remaining liability to Riley & Scott.


NOTE 5--STOCK OPTION PLANS
--------------------------

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

SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company employees, board of directors, advisory committee members, and consultants.

SFAS No. 123 pro forma numbers are as follows for the nine months ended September 30, 2003 and 2002 and for the period from inception (May 15, 2001) through September 30, 2003:

                                                                                               From
                                                                                             Inception
                                                                                                to
                                                                 September 30,               Septem-
                                                            2002              2003          ber 30, 2003
                                                            ----              ----         ------------

Net loss from discontinued operations,
  as reported                                        $      8,833,177  $     2,883,619  $     14,817,393

Add:  Stock-based employee compensation
expense determined under fair value based
method for all awards                                       1,464,659          582,893         6,671,540

Deduct:  Stock-based employee compensation
included in reported net loss                                      -                -                 -
                                                     ----------------  ---------------  ---------------

Pro forma net loss                                   $     10,297,836  $     3,466,512  $     21,488,933
                                                     ================  ===============  ================

Basic and diluted net loss per share:
  Pro forma                                          $       (.16)     $       (.06)    $       (.34)
  As reported                                        $       (.14)     $       (.05)    $       (.24)


Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In 2001, the year in which all prior options were issued, the following weighted average assumptions were used: risk-free interest rate based on date of issuance and term between 3.83% and 4.93%, no expected dividends, a volatility factor of 138.13% and an expected life of the options of 3 to 10 years.

On April 2, 2003, the Board of Directors granted options to certain employees and directors to acquire 8,800,000 shares of the Company's common stock at prices ranging from $.42 to $1.00 per share. The options were scheduled to vest as follows: 4,500,000 on April 2, 2003, 2,210,000 on the day the 2004 racing season commences and 2,090,000 on the day the 2005 racing season commences. The following assumptions were used: risk-free interest rate of 4.67%, no expected dividends, a volatility factor of 127.59% and an expected life of the option of 1 to 2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the Company options.

NOTE 6--CONVERTIBLE PROMISSORY NOTES
------------------------------------

In April 2003, holders of $1,645,000 of the $2,270,000 convertible promissory notes agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 is being amortized over the terms of the convertible promissory notes. Notes in the aggregate principle amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principle amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and mature March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

At September 30, 2003, the Company owed accrued interest on the notes of $86,861 and did not make the quarterly interest payment due in August 2003.


NOTE 7--COMMITMENTS AND CONTINGENCIES
-------------------------------------

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN. Under the contract, the Company would have been required to make the following minimum payments:

        2004                                       $10,285,000
        2005                                        10,640,000
                                                   -----------
          Total minimum contract payments          $20,925,000
                                                   ===========

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

 A letter of credit was purchased to guarantee the Company's performance or payment to a third party on their office lease. Restricted cash in the amount of $100,000 is collateral on the letter of credit. The Company has accrued $100,000 in lease settlement cost which is included in accounts payable on the condensed consolidated balance sheet.

 On August 25, 2001, the Company entered into an agreement in principal with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in accounts payable on the condensed consolidated balance sheet.


 Item 2. Management's Discussion and Analysis or Plan of Operation.

On May 15, 2001, the Company completed the acquisition of Maxx and TRAC. TRAC had plans to develop, own, operate, and sanction an automotive racing league (the "League") designed to provide content for television and tracks while expanding the existing base of racing fans. TRAC would have initially consisted of multi-car teams, strategically positioned in major North American television markets located near major motorsport venues. Each team would have represented the city or state where it was located. The initial TRAC racing season was planned to start in the second quarter of 2004 and would have consisted of a regular season race schedule, with an all-star race and a Championship Race. TRAC planned to incorporate the use of aerodynamically similar cars, fuel-injection engines and other innovative competition standards to increase parity among the teams without diminishing the entertainment value.

Our business plan provided that TRAC initially would enter into operating agreements ("Operating Agreements") with at least six third-party operators ("Area Operators") to be identified by TRAC with respect to the local operations of a TRAC racing team. Each Area Operator would have paid a fee to TRAC to obtain the right to operate the team in its market. TRAC also expected to generate revenues from national television, radio and other media agreements (including rights, fees and/or revenue sharing from sales of advertising time), sales of national corporate sponsorships for the League and for League events (such as the Championship Race), sales of sponsorships of the teams, ticket sales for the Championship Race and license fees from sales of officially licensed merchandise. Finally, TRAC hoped to receive fees from additional operators to obtain the right to operate additional teams that may be organized beyond the original six teams ("Expansion Fees"). In addition to the rights fee payable to TRAC, TRAC expected to require each Area Operator to bear all local expenses of operating the team, including the costs of all personnel (other than drivers) necessary to operate the team. Drivers would have been employees of TRAC and assigned to the teams. TRAC expected to enter into a lease for each racing venue. TRAC expected to require the Area Operator to be responsible for performing all local operations of the team, including presenting its home races, marketing the team and selling tickets for the races, maintenance and repair of the cars, and payments under the leases for its racing venue.

The Company, which had been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $14,817,393 from inception through September 30, 2003.

On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

As a part of the evaluation of the assets of the Company, the following assets were considered to be fully impaired based upon management's expectation that they had no future value. These amounts have been recorded as impairment losses and are included in loss from discontinued operations.

          Prepaid expenses and other assets ..........     $   50,000
          Race car designs and manufacturing equipment      1,673,400
          Other property and equipment ...............        102,416
          Production contract payments ...............      2,545,781
          Goodwill ...................................      2,810,627
                                                           ----------
               Total .................................     $7,182,224
                                                           ==========

In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN. Under the contract, the Company would have been required to make the following minimum payments:

       2004                                        $10,285,000
       2005                                         10,640,000
                                                   -----------
          Total minimum contract payments          $20,925,000
                                                   ===========

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At September 30, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all racing cars, components, vendored components and spares ("Post Termination Inventory") then in its possession. Riley & Scott may sell all or part of the Post Termination Inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price. In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney's fees, interest on delinquent amounts, storage fees, insurance, broker's fees, and advertising expenses. In the event that the sales price of the Post Termination Inventory exceeds Riley & Scott's cost and penalties, TRAC would receive 75% of the excess.

Management of the Company has determined that the Company would be unlikely to recover anything from the ultimate sale by Riley & Scott. Accordingly, the related assets have been considered fully impaired. Management does not believe the Company has any remaining liability to Riley & Scott.

In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.


Discontinued operations

The Company, which had been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $14,817,393 from inception through September 30, 2003.

On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

Current operations

The Company has reduced its staff to two employees and is completing the wind-down of the racing business, while evaluating other business opportunities. Any new business would require raising additional capital and would probably result in a substantial dilution of existing stockholders.

Asset impairment

On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

As a part of the evaluation of the assets of the Company, the following assets were considered to be fully impaired based upon management's expectation that they had no future value. These amounts have been recorded as impairment losses and are included in loss from discontinued operations.

          Prepaid expenses and other assets ..........     $   50,000
          Race car designs and manufacturing equipment      1,673,400
          Other property and equipment ...............        102,416
          Production contract payments ...............      2,545,781
          Goodwill ...................................      2,810,627
                                                           ----------
               Total .................................     $7,182,224
                                                           ==========

 Item 3. Controls and Procedures

     The Company discontinued operations on August 26, 2003 and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     Other than as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits--

         Exhibit 31.1      Certification pursuant to 18 U.S.C. Section 1350
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1      Certification pursuant to 18 U.S.C. Section 1350
                           Section 906 of the Sarbanes-Oxley Act of 2002


   (b) Reports on Form 8-K--

On November 18, 2003, the Company notified Elliott Davis, LLC ("Davis") of Columbia, South Carolina that effective November 18, 2003, Davis would be dismissed as the registrant's independent accountant. Davis had served as the registrant's principal independent accountant to audit the Company's financial statements for the fiscal year ended December 31, 2002. The dismissal of Davis was approved by the Board of Directors of the Company on November 18, 2003.

Other than a Going Concern Modification, the audit reports of Davis on the financial statements of the Company for the fiscal year ended December 31, 2002, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the financial statements of the Company for the fiscal year ended December 31, 2002 and any subsequent interim period, the Company had no disagreements with Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Davis, would have caused Davis to make reference to the subject matter of the disagreement(s) in connection with Davis' report.

As of November 18, 2003, the Company engaged Guest & Company, P.C. ("Guest") of Tulsa, Oklahoma as its new independent accountant. The engagement of Guest was approved by the Board of Directors of the Company on November 18, 2003. Guest was the Company's independent accountant for fiscal year ended December 31, 2001 and the subsequent interim periods until December 11, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEAM SPORTS ENTERTAINMENT, INC.


December 15, 2003                   By: /s/ Terry Hanson
                                    ------------------------------------
                                    Terry Hanson, President, Acting CEO,
                                    and principal financial and accounting
                                    officer

Exhibit 31.1

                   TEAM SPORTS ENTERTAINMENT, INC. FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Team Sports Entertainment, Inc. (the registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;
         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                     /s/ Terry Hanson
                                                     Terry Hanson President and
                                                     Acting CEO (and equivalent
                                                     of chief financial officer)
                                                     December 15, 2003

Exhibit 32.1

                   TEAM SPORTS ENTERTAINMENT, INC. FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Hanson, certify that

1. I am the President and Acting chief executive officer of Team Sports Entertainment, Inc.
2. Attached to this certification is Form 10-QSB for the quarter ended September 30, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that
            o The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
            o The information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.


December 15, 2003                     /s/ Terry Hanson
                                      ------------------
                                      Terry Hanson
                                      President and Acting CEO
                                     (and equivalent of chief financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Team Sports Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 even if the document with which it is submitted to the Securities and Exchange Commission is so incorporated by reference.