Form 10KSB
period 2003-12-31
TEAM SPORTS ENTERTAINMENT INC
filed 2004-03-30
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 0-23100

                         TEAM SPORTS ENTERTAINMENT, INC.
              (Exact name of small business issuer in its charter)

                    DELAWARE                               22-2649848
          (State or Other Jurisdiction                    (IRS Employer
       of Incorporation or Organization)               Identification No.)

             16501 D NORTHCROSS DR.
          HUNTERSVILLE, NORTH CAROLINA                        28078
    (Address of principal executive offices)               (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (704) 992-1290

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                              (TITLE OF EACH CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No __.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __.

State issuer's revenues for its most recent fiscal year. $0
                                                         --

As of March 23, 2004, the registrant had outstanding 63,782,412 shares of its Common Stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 23, 2004, was $1,238,000 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes ___;  No  X .

                         TEAM SPORTS ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


                                                                                   Page
PART I
Item 1            Description of Business                                            3
Item 2            Description of Property                                            7
Item 3            Legal Proceedings                                                  7
Item 4            Submission of Matters to a Vote of Security Holders                7

PART II
Item 5            Market for Common Equity and Related Stockholder Matters           8
Item 6            Management's Discussion and Analysis or Plan of Operation          9
Item 7            Financial Statements                                              17
Item 8            Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                             38
Item 8A           Controls and Procedures                                           40

PART III
Item 9            Directors, Executive Officers, Promoters and Control Persons      40
Item 10           Executive Compensation                                            42
Item 11           Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                  45
Item 12           Certain Relationships and Related Transactions                    47
Item 13           Exhibits and Reports on Form 8-K                                  50
Item 14           Principal Accountant Fees and Services                            50


From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: the Company's current liquidity needs, as described in its periodic reports; changes in the economy; inability of the Company to raise additional capital; the Company's involvement in potential litigation; volatility of the Company's stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. The Company does not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

Team Sports Entertainment, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "Team Sports", "We" or "Us"), is a holding company with one wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx"). Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company ("TRAC"), planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003, the Company has been attempting to find a suitable acquisition candidate.

Team Sports Entertainment, Inc., a Delaware corporation, was originally incorporated on July 25, 1985 as Horizon Capital Corp. It was known as Reconversion Technologies, Inc. ("Reconversion") until May 1, 2000, at which time the name was changed to Logisoft Corp. On May 15, 2001, the Company changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

Keystone Laboratories, Inc. ("Keystone"), a Delaware corporation organized on July 20, 1987 was acquired by Reconversion on November 20, 1997. Keystone is a forensic urine drug screening and confirmatory testing laboratory.

On March 10, 2000, Reconversion acquired 100% of Logisoft Computer Products Corp. ("LCP"), a New York corporation, and 100% of eStorefronts.net Corp. ("eStore"), an affiliate of LCP, in exchange for 12,000,000 shares of Reconversion Common Stock. LCP and eStore created global and localized Internet solutions for both traditional and pure e-business companies.

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

On May 15, 2001, the Company acquired all of the common stock of Maxx Motorsports, Inc. and its wholly owned subsidiary, TRAC, in a tax-free stock exchange for 7,750,000 shares of the Company's common stock. In addition, as a part of this agreement, the Company issued 3,300,000 shares of its common stock in exchange for the cancellation of $825,000 of Maxx's liabilities. The liabilities consisted of $450,000 for cash advances and loans made to Maxx and $375,000 for consulting fees incurred. In addition, the Company completed the sale of its wholly owned subsidiaries, LCP and eStore, to a group of its shareholders in exchange for 12,000,000 shares of the Company's common stock, which were cancelled.

                             BUSINESS OF THE COMPANY

TRAC planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation.

Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business that has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business' assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


                                    EMPLOYEES

At December 31, 2003, the Company had two part-time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company currently leases its office facility in Huntersville, North Carolina on a month-to-month basis.

As a result of discontinuing the race operations and terminating the majority of its employees, the Company vacated their office space and moved into the temporary offices above. Future minimum lease payments for the remaining term of the vacated lease are as follows: 2004--$126,368, 2005--$129,273, and
2006--$65,363. The Company has a letter of credit in the amount of $100,000, which is secured by a cash deposit of this amount, and which partially collateralizes the vacated lease obligation. The Company accrued the $100,000 in September 2003 and expects to limit their loss to this amount.

ITEM 3.   LEGAL PROCEEDINGS

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleges breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contends Team Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $0.0001 par value per share common stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD Over-The Counter Bulletin Board ("OTCBB") under the symbol "TSPT.OB". Prior to May 18, 2001, the Company was quoted on the OTCBB under the symbol "LGST" and prior to May 1, 2000, was quoted on the OTCBB under the symbol "RTTK." The following tables set forth the quarterly high and low daily bids for our Common Stock as reported by the OTCBB for the two years ended December 31, 2003. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.
                                                            High           Low
                                                            ----           ---

2003:
Fourth quarter                                              $.05          $.01
Third quarter                                               $.23          $.01
Second quarter                                              $.71          $.15
First quarter                                               $.49          $.20

2002:
Fourth quarter                                              $.47          $.14
Third quarter                                               $.76          $.17
Second quarter                                              $1.86         $.57
First quarter                                               $1.91         $.62


The OTCBB is a quotation service sponsored by the National Association of Securities Dealers ("NASD") that displays real-time quotes and volume information in over-the-counter ("OTC") equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

                                     HOLDERS

At March 23, 2004, there were 683 holders of record of the Company's Common Stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

                                    DIVIDENDS

The Company has never paid cash dividends on its Common Stock and intends to utilize current and future resources to implement its new plan of operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance:

                                NUMBER OF SECURITIES TO BE
                                  ISSUED UPON EXERCISE OF     WEIGHTED AVERAGE EXERCISE      NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
PLAN CATEGORY                       WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS        FUTURE ISSUANCE
-------------                       -------------------     ----------------------------        ---------------

Equity compensation plans approved
  by security holders*                    6,400,000                 $     .99                      1,100,000
Equity compensation plans not
  approved by security holders #          4,500,000                       .74                              -
                                         -----------                ----------                    -----------

Total                                    10,900,000                 $     .89                      1,100,000
                                         ===========                ==========                    ===========


* All options are granted under the Company's 2000 Stock Option Plan ("Plan"), which authorizes the grant of options to purchase an aggregate of 3,000,000 shares and was approved by stockholders in April 2001. In 2001, the Board of Directors approved the increase of authorized shares available under the Plan to 7,500,000 shares. This increase in authorized shares will be submitted to a vote of the stockholders at the next annual meeting.

# On April 2, 2003, the Board of Directors approved the issuance of options to acquire 8,800,000 common shares pursuant to the Plan. The necessary increase in shares will be submitted to a vote of stockholders at the next annual meeting. As a result of discontinuing the planned racing operation, 4,300,000 of the options were forfeited since they were contingent upon the 2004 and 2005 race season starting.

The material features of the Plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 6 to the consolidated financial statements that appear in Item 7.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003, the Company has been attempting to find a suitable acquisition candidate.

The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business that has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business' assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

                        GOING CONCERN FACTORS--LIQUIDITY

During 2003, the Company utilized cash at the beginning of the year of $650,305, the release of $50,000 from restricted cash and $765,250 from the issuance of the Convertible Notes to fund its operations. On August 26, 2003, the Board of Directors unanimously approved a plan to immediately discontinue its racing operations. As a result, the Company had reduced its staff to two part-time people at December 31, 2003. Since August 26, 2003, certain shareholders and creditors of the Company have been seeking a suitable acquisition candidate.

The Company had unrestricted cash balances at December 31, 2003 of $88,668. Team Sports Entertainment, Inc. and Subsidiary have ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of Team Sports Entertainment, Inc. and Subsidiary exceed its assets by approximately $3,400,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about Team Sports Entertainment, Inc. and Subsidiary's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

                             DISCONTINUED OPERATIONS

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT
On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised payment schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At December 31, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all tangible and intangible Phase I products and components, all racing cars, components, vendored components and spares ("Post Termination Inventory") then in its possession. When the agreement was terminated, Riley & Scott had possession of all Post Termination Inventory. Riley & Scott may sell all or part of the Post Termination Inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price. In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney's fees, interest on delinquent amounts, storage fees, insurance, broker's fees, and advertising expenses. In the event that the sales price of the Post Termination Inventory exceeds Riley & Scott's cost and penalties, TRAC would receive 75% of the excess.

Management of the Company has determined that the Company would be unlikely to recover anything from the ultimate sale by Riley & Scott. Accordingly, the related assets have been considered fully impaired. Management does not believe the Company has any remaining liability to Riley & Scott.

TEAM SALES BROKERAGE AGREEMENT
In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

BROADCASTING AGREEMENT
In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN.

Under the contract, the Company would have been required to make the following minimum payments:

         2003                                                     $     375,000
         2004                                                        10,285,000
         2005                                                        10,640,000
                                                                  --------------
              Total minimum contract payments                     $  21,300,000
                                                                  ==============

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

SALES PROVIDER AGREEMENT FOR SPONSORSHIP OPPORTUNITIES
In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

LETTER OF CREDIT FOR OFFICE LEASE
A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 is collateral on the letter of credit. The Company vacated the premises upon its decision to discontinue its racing operations and has accrued $100,000 in lease settlement cost which is included in accrued expenses on the consolidated balance sheet.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER
On August 25, 2001, the Company entered into an agreement in principle with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the consolidated balance sheet.

                            NEW ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

Effective January 1, 2003, we adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation had no effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this interpretation on January 31, 2003 with no impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this Statement on July 1, 2003 with no impact on its financial position or results of operations.

                          CRITICAL ACCOUNTING POLICIES

With no current operations and only nominal assets, the Company currently has not identified any accounting policies which they would deem critical.

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements.


ITEM 7.   FINANCIAL STATEMENTS

The Consolidated Financial Statements of Team Sports Entertainment, Inc. and Subsidiary (a Development Stage Company) together with the reports thereon of Guest & Company, P.C. dated March 22, 2004 for the year ended December 31, 2003 and Elliott Davis, LLC dated March 5, 2003 for the year ended December 31, 2002 is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                          No.

Auditor's Reports:
  Guest & Company, P.C.                                                   18
  Elliott Davis, LLC                                                      19
Consolidated Balance Sheet                                                20
Consolidated Statements of Operations                                     21
Consolidated Statements of Stockholders' Deficit                          22
Consolidated Statements of Cash Flows                                     23
Notes to Consolidated Financial Statements                               24-37

                              GUEST & COMPANY, P.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771

                          Independent Auditor's Report

Board of Directors and Stockholders
Team Sports Entertainment, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003, and the period from May 15, 2001 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) at December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, and the period from May 15, 2001 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Team Sports Entertainment, Inc. and Subsidiary (a development stage company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Team Sports Entertainment, Inc. and Subsidiary have ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of Team Sports Entertainment, Inc. and Subsidiary exceed its assets by approximately $3,400,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about Team Sports Entertainment, Inc. and Subsidiary's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                                            /s/ Guest & Company, P.C.

March 22, 2004
Tulsa, Oklahoma

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   Stockholders
   Team Sports Entertainment, Inc.
   Huntersville, North Carolina

We have audited the accompanying consolidated balance sheet of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Sports Entertainment, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and the results of their operations, changes in stockholders' equity and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Team Sports Entertainment, Inc. and Subsidiary (a development stage company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Team Sports Entertainment, Inc. and Subsidiary has not yet commenced operations and its total liabilities and commitments exceed current assets available to fund operations. This raises substantial doubt about Team Sports Entertainment, Inc. and Subsidiary's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Elliott Davis, LLC



   March 5, 2003
   Columbia, South Carolina

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     88,668
  Restricted cash                                                       100,000
  Prepaid expenses and other assets                                      35,661
                                                                   -------------
     Total assets                                                  $    224,329
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                 $     14,722
  Amounts payable to related parties                                    333,627
  Accrued expenses                                                      123,794
  Accrued interest payable                                              185,288
  Convertible promissory notes                                        3,035,250
                                                                   -------------
     Total liabilities                                                3,692,681
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 63,901,212 shares and outstanding 63,782,412 shares            6,378
  Additional paid-in capital                                         15,874,618
  Accumulated deficit                                               (19,349,348)
                                                                   -------------
     Total stockholders' deficit                                     (3,468,352)
                                                                   -------------
          Total liabilities and stockholders' deficit              $    224,329
                                                                   =============

See accompanying notes to consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND DEVELOPMENT STAGE
FROM INCEPTION (MAY 15, 2001), THROUGH DECEMBER 31, 2003


                                                                              FROM INCEPTION
                                                        YEARS ENDED            (5/15/2001)
                                                       DECEMBER 31,             THROUGH
                                              -----------------------------    DECEMBER 31,
                                                  2003             2002           2003
                                              -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations           $ (9,069,804)   $ (3,563,238)   $(15,054,021)
  Income tax benefit                                    --              --              --
                                              -------------   -------------   -------------
     NET LOSS FROM DISCONTINUED OPERATIONS    $ (9,069,804)   $ (3,563,238)   $(15,054,021)
                                              =============   =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM
  DISCONTINUED OPERATIONS                     $      (0.14)   $      (0.06)   $      (0.24)
                                              =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                             63,594,559      62,603,845      62,938,329
                                              =============   =============   =============

See accompanying notes to consolidated financial statements.

                                            21

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                          (Deficit)
                                                                                                         Accumulated
                                        Common Stock          Additional      Stock                      During the
                                   ------------------------    Paid-in     Subscription   Accumulated    Development
                                      Shares      Par Value    Capital      Recievable      Deficit         Stage         Total
                                   -------------  ---------  -------------  -----------  -------------  -------------  -------------
Balance at December 31, 2001         62,468,312   $  6,247   $ 15,533,724   $ (350,000)  $ (4,295,327)  $ (2,420,979)  $  8,473,665
Common stock warrants exercised         100,000         10         37,490       37,500
Collection of stock subscription             --         --             --      350,000             --             --        350,000
Issuance of common stock for
  loan origination fees                 908,000         91        226,909           --             --             --        227,000
Net loss                                     --         --             --           --             --     (3,563,238)    (3,563,238)
                                   -------------  ---------  -------------  -----------  -------------  -------------  -------------
Balance at December 31, 2002         63,476,312      6,348     15,798,123           --     (4,295,327)    (5,984,217)     5,524,927
Issuance of common stock for
  loan origination fees                 306,100         30         76,495           --             --             --         76,525
Net loss                                     --         --             --           --             --     (9,069,804)    (9,069,804)
                                   -------------  ---------  -------------  -----------  -------------  -------------  -------------
Balance at December 31, 2003         63,782,412   $  6,378   $ 15,874,618   $       --   $ (4,295,327)  $(15,054,021)  $ (3,468,352)
                                   =============  =========  =============  ===========  =============  =============  =============

See accompanying notes to consolidated financial statements

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER  31, 2003 AND 2002 AND DEVELOPMENT STAGE
FROM INCEPTION (MAY 15, 2001), THROUGH DECEMBER 31, 2003

                                                                                              FROM INCEPTION
                                                                       YEARS ENDED             (5/15/2001)
                                                                       DECEMBER 31,              THROUGH
                                                              -----------------------------    DECEMBER 31,
                                                                  2003             2002            2003
                                                              -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (9,069,804)   $ (3,563,238)   $(15,054,021)
     Loss from discontinued operations                          (9,069,804)     (3,563,238)    (15,054,021)
                                                              -------------   -------------   -------------
          Loss from continuing operations                               --              --              --
     Net cash used in discontinued operations                   (1,326,887)     (6,617,891)     (9,293,907)
                                                              -------------   -------------   -------------
          Net cash used in operations                           (1,326,887)     (6,617,891)     (9,293,907)
                                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in discontinued operations                     (150,000)         (2,277)     (1,583,671)
                                                              -------------   -------------   -------------
          Net cash used in investing activities                   (150,000)         (2,277)     (1,583,671)
                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash from discontinued operations                         915,250       2,594,729      10,966,246
                                                              -------------   -------------   -------------
          Net cash provided by financing activities                915,250       2,594,729      10,966,246
                                                              -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (561,637)     (4,025,439)         88,668
CASH AND CASH EQUIVALENTS, beginning of period                     650,305       4,675,744              --
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                      $     88,668    $    650,305    $     88,668
                                                              =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
  Interest                                                    $     75,830    $     66,300    $    144,162
  Income taxes                                                $         --    $         --    $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for loan origination fees            $     76,525    $    227,000    $    303,525
Acquisition of equipment through capital lease                $         --    $         --    $     75,696
Acquisition of Maxx:
   Current assets, excluding cash                             $         --    $         --    $     50,000
   Property and equipment                                               --              --           3,017
   Goodwill                                                             --              --       2,932,832
   Common stock issued                                                  --              --      (2,762,500)
   Liabilities assumed                                                  --              --        (178,136)
                                                              -------------   -------------   -------------
Cash paid in excess of cash received in acquisition of Maxx   $         --    $         --    $     45,213
                                                              =============   =============   =============

See accompanying notes to consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
          The consolidated financial statements include the accounts of Team Sports Entertainment, Inc. (Team Sports) and its wholly owned subsidiary, Maxx Motorsports, Inc. (Maxx) and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (TRAC), collectively referred to as "the Company" or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. Maxx, through its wholly owned subsidiary, TRAC, planned to develop, own, operate and sanction an automotive racing league (the League) designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Accordingly, all prior operations from business activities are classified as discontinued operations in the accompanying consolidated financial statements.

ORGANIZATION AND NATURE OF BUSINESS
          Since the August 26, 2003 decision of the Board of Directors of the Company to discontinue racing operations, certain stockholders and creditors of the Company have been seeking an acquisition candidate.

          Team Sports, a Delaware corporation, is a holding company with one wholly owned subsidiary, Maxx, a South Carolina corporation. Maxx, through its wholly owned subsidiary, TRAC, planned to develop, own, operate, and sanction the League designed to provide content for television and tracks while expanding the existing base of racing fans.

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

GOING CONCERN
          The Companies have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for the last quarter of fiscal 2003 and fiscal year 2004. The Company, which has been in the development stage since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of the Companies exceed their assets by approximately $3,400,000, and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Companies' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

          Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for the merger of that target business into the Company. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

 CASH AND CASH EQUIVALENTS
          The Companies consider all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS
          Cash and cash equivalents are considered restricted if they are unable to be withdrawn without notice or penalty.

GOODWILL
          SFAS No. 142, "Goodwill and Other Intangible Assets" has been applied to the Maxx transaction. Accordingly, goodwill is not amortized but reviewed for impairment at least annually or more frequently if impairment indicators arise. On August 26, 2003, the Board of Directors of the Company approved a plan to immediately discontinue its racing operation. Accordingly, the net goodwill balance of $2,810,627 was considered fully impaired and the adjustment is included in loss from discontinued operations.

REVENUE RECOGNITION
          Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. No revenue has been recognized.

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

          SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.
          123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's consolidated statements of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to Team Sports employees, board of directors, advisory committee members, and consultants.

          SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2003 and 2002 and from inception, May 15, 2001, to December 31, 2003:

                                                                                            FROM
                                                               2003          2002        INCEPTION
                                                           ------------  ------------  ------------
          Net loss, as reported                            $ 9,069,804   $ 3,563,238   $15,054,021
          Add:  Total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects                 611,452       512,946     4,047,994
                                                           ------------  ------------  ------------
          Pro forma net loss                               $ 9,681,256   $ 4,076,184   $19,102,015
                                                           ============  ============  ============

          Pro forma basic and diluted net loss per share   $       .15   $       .07   $       .30
                                                           ============  ============  ============

          Basic and diluted total net loss per share as
            reported                                       $       .14   $       .06   $       .24
                                                           ============  ============  ============

          Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the year ended December 31, 2003, the following weighted average assumptions were used: risk-free interest rate of 4.67% based on the date of issuance, no expected dividends, a volatility factor of 128% to 180% and an expected life of the options of 1 to 2 years. Using these assumptions, the total value of stock options and rights to receive stock granted in 2003 was $2,003,303. Options to acquire 8,800,000 shares of common stock were granted in 2003. These options included grants for 4,300,000 shares which were contingent upon the start of the 2004 and 2005 race seasons. Since the Company discontinued operations and there will be no race seasons, these options have been treated as forfeited and not included in the above disclosure.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Team Sports employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Team Sports' options.

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

EARNINGS (LOSS) PER COMMON SHARE
          Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Team Sports to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2003 and 2002, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations.

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

          In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the notes to the consolidated financial statements. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard has no impact on its financial position.

          Effective January 1, 2003, the Company adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

          In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this interpretation on July 1, 2003 with no impact on its financial position or results of operations.

          In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on July 1, 2003 with no impact on its financial position or results of operations.

          In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this Statement on July 1, 2003 with no impact on its financial position or results of operations.

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

ADVERTISING COSTS
          Team Sports expenses advertising costs as incurred. Team Sports recorded advertising costs of $20,925 and $175,225, respectively, for the years ended December 31, 2003 and 2002.

COMPENSATED ABSENCES

          Team Sports accounts for compensated absences in accordance with SFAS No. 43, "Accounting for Compensated Absences."

RECLASSIFICATIONS
          Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.   DISCONTINUED OPERATIONS
          -----------------------

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation.

The Company realized losses from its discontinued operations of $9,069,804 and $3,563,238 in 2003 and 2002, respectively. The loss in 2003 includes an asset impairment of $7,029,808 which includes goodwill of $2,810,627 and $4,219,181 in payments associated with the race cars. The remainder of the loss in both periods is primarily the selling, general and administrative costs associated with attempting to implement the business plan.


NOTE 3.   CONVERTIBLE PROMISSORY NOTES
          ----------------------------

In April 2003, holders of convertible promissory notes with a principal balance of $1,645,000 agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 is being amortized over the extended term of the convertible promissory notes. Notes in the aggregate principal amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principal amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and mature March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

At December 31, 2003, the Company owed accrued interest on the notes of $185,288 and did not make the quarterly interest payments due on September 1, 2003 and December 1, 2003. All notes are in default at December 31, 2003 and the default rate of interest is 12% since the default occurred.

NOTE 4.   INCOME TAXES
          ------------

Team Sports has not recorded a deferred tax benefit or expense for the years ended December 31, 2003 and 2002, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                       2003             2002
                                                    ------------    ------------
"Normally expected" income tax benefit              $ 3,083,700     $ 1,211,500
Increase (decrease) in taxes resulting from:
   State income taxes net of federal income
     tax benefit                                        299,300         117,600
   Nondeductible meals and entertainment                 (1,200)         (2,600)
   Valuation allowance                               (3,381,800)     (1,326,500)
                                                    ------------    ------------

      Actual income tax expense                     $        --     $        --
                                                    ============    ============

The net deferred taxes at December 31, 2003 are comprised of the following:

Net operating loss carryforward                                    $ 14,626,000
Start-up cost carryforward                                              675,500
Capital loss carryforward                                                13,800
                                                                     15,315,300
Valuation allowance                                                 (15,315,300)
                                                                   -------------

Net deferred tax asset                                             $         --
                                                                   =============

Team Sports has available unused net operating loss carryforwards of $41,022,000 which will expire in various periods from 2007 to 2023, some of which may be limited as to the amount available on an annual basis.

NOTE 5.   LEASES
          ------

TRAC previously leased property under a noncancelable operating lease. The operating lease consisted of office space that was to expire over the next three years. Future minimum lease payments under the noncancelable operating lease as of December 31, 2003 are as follows:

YEAR                                                                  AMOUNT
----                                                               -------------

2004                                                               $    126,368
2005                                                                    129,273
2006                                                                     65,363
                                                                   -------------

Total                                                              $    321,004
                                                                   =============

A letter of credit was purchased guaranteeing the Companies' performance of payment to this third party lessor. At December 31, 2003, the Company had an outstanding letter of credit in the amount of $100,000 for use as partial security for the office lease. The letter of credit is currently secured by cash deposit. As noted above, the Company vacated the space prior to completion of the lease and expects to forfeit the $100,000 cash deposit. The Company does not expect to have any additional liability under the lease.

Team Sports recognized rent expense for leased facilities of $210,152 and $119,145 in 2003 and 2002, respectively. The amount in 2003 includes $100,000 which the Company accrued upon their early departure from the leased space.


NOTE 6.   COMMON STOCK OPTIONS AND WARRANTS
          ---------------------------------

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

In May 2001, Team Sports granted common stock options under the Plan to three employees as part of their employment contracts for a total of 1,000,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. Accordingly, no additional compensation expense was recorded, pursuant to APB No. 25. The options vested 83,333 shares on September 30, 2001, 333,332 shares on December 31, 2001, 333,334 shares on June 30, 2002 and the remaining 250,001 shares on June 30, 2003. Options representing 500,000 shares were forfeited due to termination of the employee in fiscal 2002.

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

A summary of stock option activity under the Plan during the years ended December 31, 2003 and 2002 is as follows:

                                            2003                    2002
                                   ----------------------  ---------------------
                                                 WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE
                                   ------------  --------  ----------   --------
Outstanding, beginning of year       6,400,000    $ .99    6,900,000    $  .99

   Granted                           8,800,000      .58           --        --
   Exercised                                --       --           --        --
   Forfeited                        (4,300,000)     .42     (500,000)     1.00
                                   ------------            ----------

Outstanding, end of year            10,900,000    $ .89    6,400,000    $  .99
                                   ============            ==========
Options exercisable at year-end     10,900,000    $ .89    6,316,665    $  .99
Shares available for grant                  --       --    1,100,000        --

As of December 31, 2003 and 2002, options to acquired 7,900,000 shares and 3,400,000 shares, respectively, have been approved by the Board of Directors but have not been approved by the Shareholders.

Team Sports applies APB No. 25 and related interpretations in accounting for the stock option plan.

On April 2, 2003, the Board of Directors granted options to certain employees and directors to acquire 8,800,000 shares of the Company's common stock at prices ranging from $.42 to $1.00 per share. The options were scheduled to vest as follows: 4,500,000 on April 2, 2003; 2,210,000 on the day the 2004 racing season commences and 2,090,000 on the day the 2005 racing season commences. The following assumptions were used: risk-free interest rate of 4.67%, no expected dividends, a volatility factor of 127.59% and an expected life of the option of 1 to 2 years. These options included grants for 4,300,000 shares which were contingent upon the start of the 2004 and 2005 race seasons. Since the Company discontinued operations and there will be no race seasons, these options have been treated as forfeited.

As a part of its issue of 28,977,000 shares of its common stock on May 15, 2001 for $7,244,250 in cash, Team Sports also issued warrants to purchase 14,488,500 shares of its common stock at a purchase price of $1.00 per share. These warrants expire three (3) years from the effective date of the Securities and Exchange Commission registration of the 28,977,000 shares of common stock.

In February of 2000, Team Sports issued 100,000 warrants which were exercisable at $.375 per share and expired in February of 2003. Each warrant was for 1 share of Team Sports common stock and the warrants were not part of the acquisition of Maxx Motorsports. These warrants were exercised in March 2002.

Three investors exercised 350,000 Class A warrants prior to their expiration on June 7, 2002, and executed non-interest bearing promissory notes for $350,000 which were originally due December 9, 2000. In November 2000, Team Sports' Board of Directors extended the due date of these notes until December 9, 2001. These notes were collected in April 2002.


NOTE 7.   COMMON STOCK
          ------------

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2003, 63,901,212 shares were issued and 63,782,412 shares were outstanding.

In 2001, Team Sports sold, pursuant to agreements, 28,977,000 shares of its common stock for $7,244,250. The agreements required Team Sports to prepare and file with the SEC, within 75 days of the acquisition of Maxx (May 15, 2001), a registration statement covering these securities for an offering to be made on a continuous basis pursuant to Rule 415 of the U.S. Securities and Exchange Act. As a result of delays in obtaining certain information from outside parties that was necessary to complete the registration, the registration statement was filed after the end of the 75 day period. In accordance with the terms of the agreements, Team Sports was required to issue an additional 2,897,700 common shares effective May 15, 2001. These 31,874,700 shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities and Exchange Act. The Company withdrew its registration statement during 2003.

PREFERRED STOCK--The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2003, no preferred stock was issued or outstanding.

A 6% cumulative dividend is payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over Team Sports common stock as well as any other classes of stock established by Team Sports.


NOTE 8.   RELATED PARTY TRANSACTIONS
          --------------------------

In 2003 and 2002, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

                                                              2003       2002
                                                              ----       ----

Payable to current and former officers and board members   $ 269,056  $ 105,493
Consulting expenses                                          132,500    219,501
Directors' fees                                               70,500     70,500
Legal fees                                                        --     85,684
Reimbursed aircraft expense                                       --     78,929
Legal fees owed to a shareholder and creditor                 64,571         --

Team Sports had an employment agreement with its former Chief Executive Officer
(CEO). This agreement combined a base pay amount of $50,000 per month, with $200,000 paid for consulting services from September 1, 2001 through December 31, 2001 and $300,000 paid for services from January 1, 2002 through June 30, 2002. In addition, the Companies obtained restricted certificates of deposit in the amount of $480,000 to be paid if the CEO was employed at July 1, 2002 for compensation through April 30, 2003. This entire amount was paid to the former CEO prior to the termination of his employment on August 8, 2002. The former CEO also received stock options to purchase 3,000,000 shares of Team Sports common stock, of which 2,500,000 shares vested upon execution of the agreement and the remaining 500,000 shares vested when the former CEO was accepted to the Board of Directors in 2002. The stock option to acquire 2,500,000 shares is not granted under the 2000 stock option plan described in Note 6 to these consolidated financial statements.

On August 25, 2001, Team Sports entered into an agreement in principle with its former CEO under which the CEO would become the local operator of a market. The agreement stated that the cost would be $100,000, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. The $100,000 was not escrowed, as required by the agreement, and is included in the amounts payable to related parties on the consolidated balance sheet.

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

NOTE 9.   CONTINGENCIES
          -------------

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT
On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised payment schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002 and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At December 31, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all tangible and intangible Phase I products and components, all racing cars, components, vendored components and spares ("Post Termination Inventory") then in its possession. When the agreement was terminated, Riley & Scott had possession of all Post Termination Inventory. Riley & Scott may sell all or part of the Post Termination Inventory in any arms length transaction in a bona fide transaction to the buyer offering the highest price. In the event that the amount realized in any such sale is less than the total amount due as of the termination date, Riley & Scott shall be entitled to money damages equal to the difference between the net proceeds of the sale and the full amount due as of the termination date plus penalties to include attorney's fees, interest on delinquent amounts, storage fees, insurance, broker's fees, and advertising expenses. In the event that the sales price of the Post Termination Inventory exceeds Riley & Scott's cost and penalties, TRAC would receive 75% of the excess.

Management of the Company has determined that the Company would be unlikely to recover anything from the ultimate sale by Riley & Scott. Accordingly, the related assets have been considered fully impaired. Management does not believe the Company has any remaining liability to Riley & Scott.

TEAM SALES BROKERAGE AGREEMENT
In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of Common Stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the Common Stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

BROADCASTING AGREEMENT
In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN.

Under the contract, the Company would have been required to make the following minimum payments:

         2003                                                      $    375,000
         2004                                                        10,285,000
         2005                                                        10,640,000
                                                                   -------------
              Total minimum contract payments                      $ 21,300,000
                                                                   =============

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

SALES PROVIDER AGREEMENT FOR SPONSORSHIP OPPORTUNITIES
In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

LETTER OF CREDIT FOR OFFICE LEASE
A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 is collateral on the letter of credit. The Company vacated the premises upon its decision to discontinue its racing operations and has accrued $100,000 in lease settlement cost which is included in accrued expenses on the consolidated balance sheet.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER
On August 25, 2001, the Company entered into an agreement in principle with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the consolidated balance sheet.


NOTE 10.  LEGAL MATTERS
          -------------

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleges breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contends Team Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOVEMBER 18, 2003 CHANGE

(a)  Previous Independent Accountant

On November 18, 2003, Team Sports Entertainment, Inc. ("registrant" or the "Company") notified Elliott Davis, LLC ("Davis") of Columbia, South Carolina that effective November 18, 2003, Davis would be dismissed as the registrant's independent accountant. Davis had served as the registrant's principal independent accountant to audit the Company's financial statements for the fiscal year ended December 31, 2002. The dismissal of Davis was approved by the Board of Directors of the Company on November 18, 2003.

Davis' audit report for the fiscal year ended December 31, 2002 and note 1 to the corresponding financial statements, contained a modification regarding the Company's ability to continue as a going concern due to the Company not having commenced operations and its total liabilities and commitments exceed current assets available to fund operations and such audit report stated these factors raised "substantial doubt" about the Company's ability to continue as a going concern (the "Going Concern Modification"). The audited financial statements of the Company for the fiscal year ended December 31, 2002 did not include any adjustments in respect of the Going Concern Modification.

Other than the Going Concern Modification, the audit report of Davis on the financial statements of the Company for the fiscal year ended December 31, 2002, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the financial statements of the Company for the fiscal year ended December 31, 2002 and any subsequent interim period, the Company had no disagreements with Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Davis, would have caused Davis to make reference to the subject matter of the disagreement(s) in connection with Davis' report.

During the Company's fiscal year ended December 31, 2002, and any subsequent period, Davis did not advise the Company of any of the matters identified in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

(b)  New Independent Accountant

As of November 18, 2003, the Company engaged Guest & Company, P.C. ("Guest") of Tulsa, Oklahoma as its new independent accountant. The engagement of Guest was approved by the Board of Directors of the Company on November 18, 2003. Guest was the Company's independent accountant for fiscal year ended December 31, 2001 and the subsequent interim periods until December 11, 2002.

During the period that Davis was independent accountant for the registrant, December 11, 2002 through November 18, 2003, neither the Company nor anyone acting on the Company's behalf consulted Guest regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statement, and neither a written report nor oral advise was provided by Guest to the Company that Guest concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

DECEMBER 11, 2002 CHANGE

The Company, effective December 11, 2002, engaged Davis as its independent auditors to audit the Company's consolidated financial statements for the year ended December 31, 2002. Davis commenced its engagement in the fiscal fourth quarter with the audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2002. The decision to dismiss Guest, the Company's prior independent auditors, and to retain Davis as the Company's independent auditors was made by the Audit Committee of the Board of Directors.

The Company's auditor for the 2001 fiscal year was Guest. Neither Guest's report on the Company's consolidated financial statements for the year ended December 31, 2001 nor Davis's report on the Company's consolidated financial statements for the year ended December 31, 2002, contained an adverse opinion or disclaimer of opinion, nor was it otherwise modified as to uncertainty, audit scope or accounting principles, except that the report of Davis contains a Going Concern Modification. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern Factors - Liquidity."

During the year ended December 31, 2001 and through the date of the Current Report on Form 8-K dated December 11, 2002, there were no disagreements between the Company and Guest on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Guest's satisfaction, would have caused Guest to make reference to the subject matter of the disagreement in connection with its report on the Company's consolidated financial statements for such year and there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the two most recent fiscal years ended December 31, 2001 and 2000 and through March 5, 2003, the Company has not consulted with Davis regarding either
(i) the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither written nor oral advice was provided to the Company that Davis concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company discontinued its racing operations in August 2003 and has since retained a third-party consultant to assist in determining required disclosures.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has one Director. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

                                                               DATE FIRST
NAME                AGE           POSITION                  ELECTED/APPOINTED
----                ---           --------                  -----------------

Terry Hanson        56            President and                August 2002
                                    Acting CEO

Terry Washburn      50            Director and                  May 2001
                                    Chairman of
                                    Audit Committee

TERRY HANSON, 56, Director from December 2002 until August 2003, President/Chief Operating Officer since August 2002 and acting CEO since September 2003. Mr. Hanson is a veteran sports executive and was named Executive Vice-President of TRAC from June 2001 to August 2002. Mr. Hanson owns and operates Hanson Enterprises which specializes in Sports Media Consulting. His client list includes Infinity Radio, John Boy and Billy Radio Network, ESPN Golf and assorted broadcast talent that he represents in contract negotiations. Mr. Hanson was Vice-President for Sports at Turner Broadcasting from 1978-84 and served as Broadcast Chief and President of PGA Tour Productions from 1984 through 1991. He relocated to Charlotte, North Carolina in 1991 as President of the Raycom Management Group and held that position until Hanson Enterprises was formed in 1995.

TERRY WASHBURN, 50, Director since May 2001, Chief Executive Officer from April 2001 to August 2001. Mr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. He is also the Chief Executive Officer of Premier Concepts, Inc., a company specializing in marketing and retailing of high-end faux jewelry. Mr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. Mr. Washburn also serves on the Board of Directors of SGD Holdings, Ltd. and Premier Concepts, Inc.

AUDIT COMMITTEE

The Board of Directors has determined that Terry Washburn meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Washburn is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

The small business issuer has a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Washburn.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Terry Washburn and Terry Hanson did not timely file their required Form 5 for fiscal 2003.

CODE OF ETHICS

The Company had intended to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions; however, the Company discontinued its race operations in August 2003 and has determined it should wait until it made an acquisition before adopting a code of ethics.


ITEM 10. EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2003.

                               ANNUAL COMPENSATION

                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION          YEAR    SALARY         BONUS   COMPENSATION
---------------------------          ----    ------         -----   ------------

Terry Hanson (CEO since              2003  $ 127,500       $    -     $    -
 September 2003, COO and             2002  $ 100,000            -          -
 President since August 2002)(3)     2001        N/A           N/A       N/A

Charles Bradshaw (CEO from           2003  $      -             -          -
 August 2002 through August          2002  $      -             -          -
 2003)                               2001        N/A           N/A        N/A

William G. Miller (CEO from          2003        N/A           N/A        N/A
 September 1, 2001 through           2002  $ 780,000 (2)        -          -
 July 25, 2002)                      2001  $ 200,000            -          -

Terry Washburn (CEO from             2003        N/A           N/A        N/A
May 2001 through August 2001)      2002        N/A           N/A        N/A
                                     2001         -             -          -

Robert Lamy (CEO from Nov-           2003        N/A           N/A        N/A
ember 8, 2000 to May 15, 2001)       2002        N/A           N/A        N/A
                                     2001  $  44,792            -          -

                          LONG TERM COMPENSATION AWARDS

                                                                NUMBER OF
                                                            SHARES UNDERLYING
NAME                                 YEAR                        OPTIONS
----                                 ----                        -------

Terry Hanson                         2003                      3,000,000 (4)
                                     2002                             -
                                     2001                            N/A

Charles Bradshaw                     2003                      3,000,000 (4)
                                     2002                             -
                                     2001                        500,000 (1)

William G. Miller                    2003                            N/A
                                     2002                             -
                                     2001                      3,000,000 (1)(2)

Terry Washburn                       2003                            N/A
                                     2002                            N/A
                                     2001                        650,000 (1)

Robert Lamy                          2003                            N/A
                                     2002                            N/A
                                     2001                             -


(1) Options for 500,000 shares each were granted under the 2000 Stock Option Plan which was adopted in April 2000.

(2) Prior to his termination, Mr. Miller was prepaid $480,000 for services to be rendered from July 1, 2002 through April 30, 2003. The Company believes that, because Mr. Miller was terminated for cause on July 25, 2002, he was not entitled to substantially all of such amount. The Company also believes that because Mr. Miller was terminated for cause, the options for 3,000,000 shares of Common Stock have terminated. See "Item 12. Certain Relationships and Related Transactions - Transactions with William G. Miller."

(3) Mr. Hanson also received a standard package of medical, dental and life insurance, vacation and other benefits, the aggregate amount of which did not exceed 10% of the total annual salary and bonus reported for Mr. Hanson.

(4) Options were granted outside the 2000 Stock Option Plan. The option grants of 3,000,000 shares each include 1,000,000 shares which vested when granted and 2,000,000 shares which were subject to commencement of the 2004 and 2005 racing season. Accordingly, 2,000,000 shares of each option will not vest and has been treated as forfeited.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                 NUMBER OF SECURITIES  % OF TOTAL OPTIONS/
                 UNDERLYING OPTIONS/     SARS GRANTED TO    EXERCISE
                        SARS              EMPLOYEES IN       OR BASE  EXPIRATION
                     GRANTED (#)           FISCAL YEAR      ($/SHARE)    DATE
                     -----------           -----------      ---------    ----

Terry Hanson
   - vested           1,000,000               11.4%           $.42       2006
   - unvested (1)     2,000,000               22.7%           $.42       2006

Charles Bradshaw
   - vested           1,000,000               11.4%           $.42       2006
   - unvested (1)     2,000,000               22.7%           $.42       2006

William G. Miller        N/A                   N/A             N/A        N/A

Terry Washburn           N/A                   N/A             N/A        N/A

Robert Lamy              N/A                   N/A             N/A        N/A

 (1) These option grants were contingent upon the race season starting in 2004 and 2005. Since the Company has discontinued race operations, these options will be treated as forfeited.

At fiscal year-end, there were no unexercised in-the-money options and the Company does not have a long term incentive plan.

                              DIRECTOR COMPENSATION

Directors are currently paid $1,500 for each quarterly board meeting they attend plus actual expenses incurred for meeting attendance. Upon the initial election of the Board, each Director received options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share as founder shares.

Effective October 1, 2003, all Directors who are not full-time salaried employees of the Company were to receive a $20,000 annual retainer fee, $1,500 per board meeting attended in person, $750 for each board meeting attended by conference call, and an additional $750 per member for each committee meeting not held on the same day as board meetings and calls. As a result of the decision to discontinue race operations and the ultimate resignation of all but one member of the Board of Directors, the forgoing change was not implemented.

                              EMPLOYMENT AGREEMENTS

See the discussion in "Item 12. Certain Relationships and Related Transactions" regarding the employment agreement between the Company and William G. Miller.

                                REPRICING OPTIONS

The Company did not adjust or amend the exercise price of stock options or SAR's previously awarded during the year ended December 31, 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of March 23, 2004, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's outstanding voting securities. As of March 23, 2004, there were 63,782,412 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                   NAME AND ADDRESS OF         AMOUNT AND NATURE OF
TITLE OF CLASS      BENEFICIAL OWNER             BENEFICIAL OWNER     % OF CLASS
--------------      ----------------             ----------------     ----------

Common           William G. Miller                 6,036,037 (1)         8.78%
                 5025 Harrington Road
                 Alpharetta, GA  30022

Common           Robert Wussler                    4,596,000 (2)         6.84%
                 C/O Ted Turner Pictures
                 133 Luckie NW
                 Atlanta, GA  30303

(1) Includes warrant for 2,000,000 shares of common stock and options for 3,000,000 shares of common stock which were granted pursuant to an employment agreement with the Company. Because Mr. Miller was terminated for cause effective July 25, 2002, the Company believes that the options for 3,000,000 shares of common stock have terminated. See "Item 12. Certain Relationships and Related Transactions - Transactions with William G. Miller."

(2) Includes options for 3,750,000 shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 23, 2004, the most recent practicable date. As of March 23, 2004, there were 63,782,412 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated. The address of each person named below is 16501 D Northcross Dr, Huntersville, NC 28078.

                     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER           BENEFICIAL OWNER     % OF CLASS
--------------        ----------------           ----------------     ----------

Common           Terry Washburn                       650,000 (1)        1.01%

Common           Terry Hanson                       1,000,000 (2)        1.54%

Common           All officers and directors         1,650,000            2.52%
                  as a Group (2 persons)


(1) All shares shown as owned by Mr. Washburn underlie options granted by the Company.

(2) All shares shown as owned by Mr. Hanson underlie options granted by the Company.

                      EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2003, with respect to our equity compensation plan:

                                        NUMBER OF
                                       SECURITIES
                                      AWARDED PLUS
                                        NUMBER OF
                                       SECURITIES
                                      TO BE ISSUED      NUMBER OF
                                      UPON EXERCISE    SECURITIES
                          NUMBER OF    OF OPTIONS,    TO BE ISSUED     NUMBER OF
                         SECURITIES    WARRANTS OR    UPON EXERCISE   SECURITIES
                         AUTHORIZED      RIGHTS      OF OUTSTANDING    REMAINING
                        FOR ISSUANCE     GRANTED        OPTIONS,       AVAILABLE
                          UNDER THE    DURING LAST     WARRANTS OR    FOR FUTURE
NAME OF PLAN                PLAN       FISCAL YEAR       RIGHTS        ISSUANCE
------------                ----       -----------       ------        --------

Logisoft Corp. 2000
 Stock Option Plan (1)    7,500,000           --       6,400,000      1,100,000

Amendment to Logisoft
 Corp. 2000 Stock Option
 Plan *                          --    4,500,000       4,500,000             --
                         -----------  -----------     -----------    -----------
                          7,500,000    4,500,000      10,900,000      1,100,000
                         ===========  ===========     ===========    ===========

(1) The Board of Directors has approved the increase from 3,000,000 shares to 7,500,000 shares authorized for issuance by the Plan. Shareholder approval is required to authorize the increase to 7,500,000 shares.

(2) The Board of Directors approved the issuance of options for 8,800,000 shares, which were subject to Shareholder approval. As a result of discontinuing operations, options for 4,300,000 shares were forfeited since they were contingent upon the race season starting in 2004 and 2005.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH WILLIAM G. MILLER

EMPLOYMENT AGREEMENT - William G. Miller became an employee of the Company on September 4, 2001. On October 10, 2001, Mr. Miller was appointed by the Board of Directors as the Chief Executive Officer and a director of the Company. Effective January 1, 2002 (the "Effective Date"), the Company entered into an Employment Agreement (the "Miller Employment Agreement") with Mr. Miller, which set forth the terms of his employment as Chief Executive Officer.

The Miller Employment Agreement provided that Mr. Miller would be employed for a period of 16 months from the Effective Date, unless earlier terminated. Mr. Miller was entitled to receive compensation as follows:

(a) Base salary of $50,000 per month (the "Base Salary");

(b) An option to purchase 2,500,000 shares of the Company's common stock, which vested immediately at an exercise price of $0.35 per share (the "CEO Option");

(c) An option to purchase 500,000 shares of the Company's common stock, as a result of his being appointed to the Board of Directors, at an exercise price of $1.00 per share and which vested immediately (the "Director Option");

(d) The right to participate in the Company's various employee benefit plans, to be reimbursed for typical business expenses, and to receive various standard benefits; and

(e) In the event that TRAC began its first race with a minimum of eight racing teams by July 1, 2003 (the "Bonus Event") and Mr. Miller was employed by the Company for a period of 12 months as its Chief Executive Officer, then

(i) A cash bonus in the amount of $1,000,000 (the "Cash Bonus"), and

(ii) an option to purchase 1,000,000 shares of the Company's common stock that would vest upon the occurrence of the Bonus Event (the "Bonus Option").

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

The Company terminated Mr. Miller's employment effective July 25, 2002 (the "Termination Date"). In accordance with the terms of the Miller Employment Agreement, Mr. Miller already had received advance payment of his Base Salary through April 30, 2003. Because Mr. Miller was not employed for a period of 12 months as the Chief Executive Officer and because the Bonus Event did not occur, management believes that the Bonus Option and the Cash Bonus did not vest. Moreover, the Company contends that Mr. Miller's employment was terminated for cause and that, as a result, the CEO Option and Director Option are terminated and the Base Salary was not earned after the Termination Date.

Mr. Miller has disputed the Company's contention that he was terminated for cause. The Company has attempted without success to negotiate a resolution of this matter with Mr. Miller.

ATLANTA TEAM OPERATING RIGHTS - With the knowledge and approval of the Board of Directors, the Company entered into a nonbinding Agreement in Principle with Mr. Miller ("AIP No. 1") pursuant to which it agreed to negotiate with Mr. Miller to finalize definitive agreements for Mr. Miller to obtain operating rights to the Atlanta TRAC team (the Atlanta Team") for a purchase price of $10,000,000. AIP No. 1 was dated June 19, 2001 and was accepted and agreed to by Mr. Miller on August 8, 2001. Subsequently, the Company began negotiations with Mr. Miller to employ him as the Chief Executive Officer. With the knowledge and approval of the Board of Directors, the Company reduced the Atlanta Team purchase price in connection with Mr. Miller's overall employment package with the Company. A definitive agreement was not executed by April 30, 2003, and therefore, AIP No. 1 expired in accordance with its terms.

A second Agreement in Principle ("AIP No. 2") on the same subject, dated August 25, 2001 was executed apparently on or about December 11, 2001, by Mr. Miller and Jon Pritchett, purportedly acting on behalf of the Company as its Chief Operating Officer. The agreement stated that the cost would be $100,000, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. The Company contends that AIP No. 2 differs from AIP No. 1 in material respects that were not approved by the Board of Directors, that its execution was not authorized by the Company, and that it is void. Mr. Miller maintains that AIP No. 2 is an enforceable obligation of the Company. The Company has attempted without success to negotiate a resolution of this matter with Mr. Miller.

PAYMENTS TO ROBERT WUSSLER

In May 2001, the Company and Robert J. Wussler, the Chairman of the Board until February 5, 2004, entered into an agreement pursuant to which Mr. Wussler agreed to assist the Company in obtaining a national television contract and to join the Board of Directors. The Company agreed to pay Mr. Wussler certain fees and to grant certain options to purchase shares of common stock. The Company and Mr. Wussler have agreed to terminate this agreement in exchange for a grant on April 2, 2003 of options to purchase 2,250,000 shares (immediately exercisable) at an exercise price of $1.00 per share. Mr. Wussler received $70,833.39 under the agreement prior to its termination and was paid an additional $20,000 after termination of the agreement. Mr. Wussler is not entitled to any further payments under this Agreement.

CALE YARBOROUGH CONSULTING AGREEMENT

Mr. Yarborough, a Director until he resigned in September 2003, also served as TRAC's national spokesman. For his duties as national spokesman, Mr. Yarborough received $150,000 annually.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index at Page 52.

(b) Reports on Form 8-K - There was one report filed on Form 8-K during the quarter ended December 31, 2003:

         (1) The Company filed form 8-K on November 24, 2003 to report that on November 18, 2003 the Company had dismissed Elliott Davis, LLC, who was their independent accountant and retained Guest & Company, P.C. as its independent accountant.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - The aggregate fees billed as of March 23, 2004 for professional services rendered by the Company's current accountant was $14,750 for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 and for review of the applicable Forms 10-QSB for fiscal 2003. The Company's prior accountant billed $45,865 during fiscal 2003 for the prior year audit and review of the applicable Forms 10-QSB for fiscal 2003.

AUDIT-RELATED FEES - None.

TAX FEES - None for 2003 and $3,400 for 2002.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEAM SPORTS ENTERTAINMENT, INC.


                                         /s/ Terry Hanson
                                         ---------------------------------------
                                         Terry Hanson, President and Acting CEO
                                         (equivalent of Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2004                           /s/ Terry Hanson
                                         ---------------------------------------
                                         Terry Hanson, President and Acting CEO

March 30, 2004                           /s/ Terry Washburn
                                         ---------------------------------------
                                         Terry Washburn, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM TEAM SPORTS ENTERTAINMENT, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

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

16           Letter on change in certifying accountant                      N/A

18           Letter on change in accounting principles                      N/A

21           Subsidiaries of the Registrant                               Item 1

22           Published report regarding matters submitted to vote           N/A

23           Consent of experts and counsel                                 N/A

24           Power of Attorney                                              N/A

31           Certification pursuant to 18 U.S.C. Section 1350
             Section 302 of the Sarbanes-Oxley Act of 2002                  53

32           Certification pursuant to 18 U.S.C. Section 1350
             Section 906 of the Sarbanes-Oxley Act of 2002                  54