Form 10QSB
period 2004-03-31
TEAM SPORTS ENTERTAINMENT INC
filed 2004-05-11
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


           For Quarter Ended:                     MARCH 31, 2004


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2004 was 63,782,412.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
                                      INDEX


                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Balance Sheet as of March 31, 2004         3

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and for the period from
           inception (May 15, 2001), through March 31, 2004                  4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and for the period from
           inception (May 15, 2001), through March 31, 2004                  5

           Notes to Condensed Consolidated Financial Statements            6-13

Item 2.    Management's Discussion and Analysis or Plan of Operation       14-20

Item 3.    Controls and Procedures                                          21

PART II    OTHER INFORMATION                                               22-24

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      7,001
  Restricted cash                                                       100,000
  Prepaid expenses and other assets                                       1,448
                                                                   -------------
     Total assets                                                  $    108,449
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                 $     21,565
  Accrued expenses                                                      118,509
  Amounts payable to related parties                                    336,905
  Accrued interest payable                                              276,345
  Convertible promissory notes                                        3,035,250
                                                                   -------------
     Total liabilities                                                3,788,574
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 63,901,212 shares and outstanding 63,782,412 shares            6,378
  Additional paid-in capital                                         15,874,618
  Accumulated deficit                                               (19,561,121)
                                                                   -------------
     Total stockholders' deficit                                     (3,680,125)
                                                                   -------------
          Total liabilities and stockholders' deficit              $    108,449
                                                                   =============

See accompanying notes to condensed consolidated financial statements.


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
 FROM INCEPTION (MAY 15, 2001), THROUGH MARCH 31, 2004
(UNAUDITED)

                                                                                     FROM INCEPTION
                                                                                       (5/15/2001)
                                                        THREE MONTHS ENDED               THROUGH
                                                             MARCH 31,                   MARCH 31,
                                                     2004               2003               2004
                                                 -------------      -------------      -------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations              $   (211,748)      $   (526,126)      $(15,265,769)
  Income tax benefit                                       --                 --                 --
                                                 -------------      -------------      -------------
     NET LOSS FROM DISCONTINUED OPERATIONS       $   (211,748)      $   (526,126)      $(15,265,769)
                                                 =============      =============      =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM
  DISCONTINUED OPERATIONS                        $      (0.00)      $      (0.01)      $      (0.24)
                                                 =============      =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                63,782,412         63,476,312         63,011,414
                                                 =============      =============      =============


See accompanying notes to condensed consolidated financial statements.


TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
FROM INCEPTION (MAY 15, 2001), THROUGH MARCH 31, 2004
(UNAUDITED)
                                                                                               FROM INCEPTION
                                                                                                 (5/15/2001)
                                                                 THREE MONTHS ENDED                THROUGH
                                                                      MARCH 31,                    MARCH 31,
                                                              2004               2003                2004
                                                          -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (211,748)      $   (526,126)      $(15,265,769)
     Loss from discontinued operations                        (211,748)          (526,126)       (15,265,769)
                                                          -------------      -------------      -------------
          Loss from continuing operations                           --                 --                 --
     Net cash used in discontinued operations                  (81,667)          (617,515)        (9,375,574)
                                                          -------------      -------------      -------------
          Net cash used in operations                          (81,667)          (617,515)        (9,375,574)
                                                          -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in discontinued operations                       --                 --         (1,583,671)
                                                          -------------      -------------      -------------
          Net cash used in investing activities                     --                 --         (1,583,671)
                                                          -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash from discontinued operations                          --                 --         10,966,246
                                                          -------------      -------------      -------------
          Net cash provided by financing activities                 --                 --         10,966,246
                                                          -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (81,667)          (617,515)             7,001
CASH AND CASH EQUIVALENTS, beginning of period                  88,668            650,305                 --
                                                          -------------      -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                  $      7,001       $     32,790       $      7,001
                                                          =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The following notes to the condensed consolidated financial statements and management's discussion and analysis or plan of operation contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", and "plans", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for fiscal year 2002.


NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Team Sports Entertainment, Inc. and its wholly owned subsidiary, Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through TRAC, planned to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003, which is included in the Company's Form 10-KSB for the year ended December 31, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NOTE 2--GOING CONCERN
---------------------

The Company has been in the development stage since its inception (May 15, 2001), and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,265,769 from inception through March 31, 2004. The Company has ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of the Company exceed their assets by approximately $3,680,000 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

NOTE 3--DISCONTINUED OPERATIONS
-------------------------------

The Company has been in the development stage since its inception (May 15, 2001), and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,265,769 from inception through March 31, 2004.

On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business, all operations of the Company have been included in discontinued operations.

As a part of the evaluation of the assets of the Company, the following assets were considered to be fully impaired based upon management's expectation that they had no future value. These amounts have been recorded as impairment losses and were included in loss from discontinued operations during the quarter ended September 30, 2003.

         Race car designs and manufacturing equipment       $       1,673,400
         Production contract payments                               2,545,781
         Goodwill                                                   2,810,627
                                                            ------------------
              Total                                         $       7,029,808
                                                            ==================


NOTE 4--STOCK OPTION PLANS
--------------------------

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

SFAS No. 123 pro forma numbers are as follows for the three months ended March 31, 2004 and 2003, and for the period from inception (May 15, 2001), through March 31, 2004:

                                                                                              From
                                                                                            inception
                                                                                         (May 15, 2001)
                                                                                             through
                                                                   March 31,                March 31,
                                                           2004              2003             2004
                                                           ----              ----             ----
Net loss from discontinued operations,
  as reported                                        $       211,748  $       526,126  $    15,265,769

Add:  Stock-based employee compensation
expense determined under fair value based
method for all awards                                        138,552          107,409        4,186,546

Deduct:  Stock-based employee compensation
included in reported net loss                                     -                -                -
                                                     ---------------- ---------------- ----------------

Pro forma net loss                                   $       350,300  $       633,535  $    19,452,315
                                                     ================ ================ ================

Basic and diluted net loss per share:
  Pro forma                                          $          (.01) $          (.01) $          (.31)
  As reported                                        $          (.00) $          (.01) $          (.24)


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

NOTE 5--CONVERTIBLE PROMISSORY NOTES
------------------------------------

In April 2003, holders of $1,645,000 of the $2,270,000 convertible promissory notes agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 is being amortized over the terms of the convertible promissory notes. Notes in the aggregate principle amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principle amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and matured March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

At Mach 31, 2004, the Company owed accrued interest on the notes of $276,345 and has not made any quarterly interest payments since May 2003. All notes are currently in default and the default rate of interest is 12%, since the default occurred.


NOTE 6--COMMITMENTS AND CONTINGENCIES
-------------------------------------

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT - On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002, and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At September 30, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

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

TEAM SALES BROKERAGE AGREEMENT - In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of common stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the common stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

BROADCASTING AGREEMENT - In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN. Under the contract, the Company would have been required to make the following minimum payments:

         2003                                              $         375,000
         2004                                                     10,285,000
         2005                                                     10,640,000
                                                           ------------------
              Total minimum contract payments              $      21,300,000
                                                           ==================

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

SALES PROVIDER AGREEMENT FOR SPONSORSHIP OPPORTUNITIES - In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

LETTER OF CREDIT FOR OFFICE LEASE - A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 is collateral on the letter of credit. The Company vacated the premises upon its decision to terminate its racing operations and has accrued $100,000 in lease settlement cost which is included in accrued expenses on the condensed consolidated balance sheet.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER - On August 25, 2001, the Company entered into an agreement in principal with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the condensed consolidated balance sheet.


NOTE 7--RELATED PARTIES
-----------------------

The Company has received loans and advances, principally for services, from certain individuals considered to be related parties. The amount due to these parties is as follows:

 William Miller, former CEO                                     $      127,888
 Robert Wussler, former Chairman of the Board of Directors              29,167
 G. David Gordon, attorney, creditor and stockholder                    89,850
 Unpaid director fees                                                   90,000
                                                                ---------------
      Total                                                     $      336,905
                                                                ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has been in the development stage since its inception (May 15, 2001), and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,265,769 from inception through March 31, 2004. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003, the Company has been attempting to find a suitable acquisition candidate.

The Company will attempt to locate and negotiate with a business entity for a merger of that business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to determine if the Company has subsequently filed a Form 8-K.

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

GOING CONCERN FACTORS--LIQUIDITY

The Company has been in the development stage since its inception (May 15, 2001), and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,265,769 from inception through March 31, 2004. The Company has ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of the Company exceed their assets by approximately $3,680,000 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

DISCONTINUED OPERATIONS

The Company has been in the development stage since its inception (May 15, 2001), and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,265,769 from inception through March 31, 2004. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT - On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating $1,515,000 during Phase I, which was 23 weeks, and included design, tooling, prototype construction and aero tooling. Phase II of the agreement commenced after completion of Phase I and was planned to be completed in 58 weeks. Phase II was based upon production of 100 racing cars, at a cost of approximately $110,000 each, plus the cost of engines. The agreement also provided for the contractor to be the sole provider of most repair service. Phase I of the agreement was completed during April 2002, and Phase II of the agreement commenced in April 2002. In August 2002, TRAC and Riley & Scott agreed upon a revised schedule based on the delay of the initial race season to 2004. This revised schedule required a $500,000 payment prior to August 31, 2002, and subsequent monthly payments of $50,000 through March 31, 2003. Phase II of the agreement was placed on hold due to TRAC not meeting the required payment schedule. At September 30, 2003, TRAC had incurred and paid in Phase II total costs of $2,545,781.

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

TEAM SALES BROKERAGE AGREEMENT - In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004 (the "Moag Agreement"). TRAC was attempting, through Moag & Company, to sell at least six teams for its inaugural race season of 2004. Under the Moag Agreement, TRAC paid an initial fee of $25,000 and would have paid to Moag & Company upon each sale of a team a cash fee of $400,000 and warrants to purchase $200,000 of common stock, with an exercise price per share equal to the greater of $1.00 or the ten-day average closing price for the common stock ("Moag Warrants"). The Moag Warrants were to be for a seven-year term and become exercisable in equal installments over the first four years they would have been outstanding. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

BROADCASTING AGREEMENT - In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement"). TRAC, subject to ESPN approvals, had the right to sell national television advertising (16 units per hour per event), billboard and signage advertising and sponsorships. The ESPN Agreement required TRAC to pay expected production fees ("Production Fees") of $525,000 per event in 2004 and $550,000 per event in 2005, with 6% annual increases thereafter during successive contract renewal periods, and an initial Production Fee of $375,000 payable in October 2003 for animation, graphics, music and track surveys, with $30,000 each year thereafter for upgrades. TRAC would also have paid ESPN consideration for broadcasting all TRAC racing league ("League") events on a per event basis ("Broadcast Consideration") in the 2004 and 2005 seasons aggregating to $3,460,000 each year, with increases of 5% each year thereafter. The ESPN Agreement was to cover the 2004 and 2005 League seasons, with ESPN having successive options to renew the agreement, first, through the 2007 season, second, through the 2009 season and finally, through the 2015 season. Before the expiration of the ESPN Agreement, TRAC would have been required to negotiate exclusively with ESPN for sixty days for broadcast rights, to make an offer to ESPN if negotiations did not result in a new ESPN agreement and to make a re-offer to ESPN if a third party offered to broadcast League events, which re-offer would have been on the same terms as those of the third party's offer. TRAC could terminate the agreement with ESPN either upon ESPN making material changes to its broadcast schedule or in the first year of the final renewal period upon payment of a $30 million termination fee to ESPN. Under the contract, the Company would have been required to make the following minimum payments:

         2003                                                $         375,000
         2004                                                       10,285,000
         2005                                                       10,640,000
                                                             ------------------
              Total minimum contract payments                $      21,300,000
                                                             ==================

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

SALES PROVIDER AGREEMENT FOR SPONSORSHIP OPPORTUNITIES - In April 2003, TRAC entered into an agreement with Raycom Sports ("Raycom") pursuant to which Raycom became the exclusive sales provider of all TRAC sponsorship opportunities including, media packages, car and team sponsor packages, and TRAC event and league sponsor packages for a period to expire on July 1, 2005. Under this agreement, TRAC was to pay Raycom a sales commission equal to 12.5% of the amount that TRAC actually collected from sponsors. TRAC agreed to pay Raycom a monthly nonrefundable advance against its sales commission in the amount of $14,000. Each sales commission payment was to be reduced by an amount equal to the aggregate amount of such monthly advances not previously netted against sales commissions. Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.

LETTER OF CREDIT FOR OFFICE LEASE - A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 is collateral on the letter of credit. The Company vacated the premises upon its decision to terminate its racing operations and has accrued $100,000 in lease settlement cost which is included in accrued expenses on the condensed consolidated balance sheet.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER - On August 25, 2001, the Company entered into an agreement in principal with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the condensed consolidated balance sheet.

CURRENT OPERATIONS

The Company had two employees until March 31, 2004, and is completing the wind-down of the racing business. Certain shareholders and creditors of the Company are evaluating other business opportunities. Any new business would require raising additional capital and would probably result in a substantial dilution of existing stockholders.

ASSET IMPAIRMENT

As a part of the evaluation of the assets of the Company upon discontinuing its operations, the following assets were considered to be fully impaired based upon management's expectation that they had no future value. These amounts have been recorded as impairment losses and were included in the loss from discontinued operations during the quarter ended September 30, 2003.

         Race car designs and manufacturing equipment         $       1,673,400
         Production contract payments                                 2,545,781
         Goodwill                                                     2,810,627
                                                              -=----------------
              Total                                           $       7,029,808
                                                              ==================

ITEM 3. CONTROLS AND PROCEDURES

The Company discontinued operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEAM SPORTS ENTERTAINMENT, INC.



May 5, 2004                              BY: /S/ TERRY HANSON
                                         ---------------------------------------
                                         Terry Hanson, President, Acting CEO,
                                         and principal financial and accounting
                                         officer