Form 10QSB
period 2004-06-30
TEAM SPORTS ENTERTAINMENT INC
filed 2004-08-20
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended: JUNE 30, 2004

                         Commission File Number: 0-23100


                         TEAM SPORTS ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                                  22-2649848
(State of Incorporation)                                    (IRS Employer ID No)

               3930 GLADE ROAD, #108-380, COLLEYVILLE, TEXAS 76034
                     (Address of principal executive office)

                  16501 D NORTHCROSS DR, HUNTERSVILLE, NC 28078
                 (Former address of principal executive office)

                                 (817) 675-4319
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of July 31, 2004 was 63,782,412.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                 TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
                                      INDEX


                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Balance Sheet as of June 30, 2004          3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2004 and 2003                         4

           Condensed Consolidated Statements of Operations for the six
           months ended June 30, 2004 and 2003, and the period from
           inception (May 15, 2001), through June 30, 2004                   5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2004 and 2003, and the period from
           inception (May 15, 2001), through June 30, 2004                   6

           Notes to Condensed Consolidated Financial Statements             7-12

Item 2.    Management's Discussion and Analysis or Plan of Operation       13-17

Item 3.    Controls and Procedures                                          18

PART II    OTHER INFORMATION                                               19-21

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      1,322
                                                                   -------------
     Total assets                                                  $      1,322
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                 $     41,923
  Accrued expenses                                                       18,509
  Amounts payable to related parties                                    336,905
  Accrued interest payable                                              367,403
  Convertible promissory notes                                        3,035,250
                                                                   -------------
     Total liabilities                                                3,799,990
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 63,901,212 shares and outstanding 63,782,412 shares            6,378
  Additional paid-in capital                                         15,874,618
  Accumulated deficit                                               (19,679,664)
                                                                   -------------
     Total stockholders' deficit                                     (3,798,668)
                                                                   -------------
          Total liabilities and stockholders' deficit              $      1,322
                                                                   =============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       2004             2003
                                                   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                $   (118,542)   $   (542,904)
  Income tax benefit                                         --              --
                                                   -------------   -------------
     NET LOSS FROM DISCONTINUED OPERATIONS         $   (118,542)   $   (542,904)
                                                   =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM
  DISCONTINUED OPERATIONS                          $      (0.00)   $      (0.01)
                                                   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  63,782,412      63,476,312
                                                   =============   =============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
FROM INCEPTION (MAY 15, 2001), THROUGH JUNE 30, 2004
(UNAUDITED)

                                                                              FROM INCEPTION
                                                                                (5/15/2001)
                                                    SIX MONTHS ENDED             THROUGH
                                                        JUNE 30,                 JUNE 30,
                                                  2004            2003             2004
                                              -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations           $   (330,290)   $ (1,007,267)   $(15,384,311)
  Income tax benefit                                    --              --              --
                                              -------------   -------------   -------------
     NET LOSS FROM DISCONTINUED OPERATIONS    $   (330,290)   $ (1,007,267)   $(15,384,311)
                                              =============   =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM
  DISCONTINUED OPERATIONS                     $      (0.01)   $      (0.02)   $      (0.24)
                                              =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                             63,782,412      63,476,312      63,072,850
                                              =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

TEAM SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
FROM INCEPTION (MAY 15, 2001), THROUGH JUNE 30, 2004
(UNAUDITED)

                                                                                      FROM INCEPTION
                                                                                        (5/15/2001)
                                                             SIX MONTHS ENDED             THROUGH
                                                                  JUNE 30,                JUNE 30,
                                                           2004            2003             2004
                                                       -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $   (330,290)   $ (1,007,267)   $(15,384,311)
     Loss from discontinued operations                     (330,290)     (1,007,267)    (15,384,311)
                                                       -------------   -------------   -------------
          Loss from continuing operations                        --              --              --
     Net cash used in discontinued operations               (87,346)       (287,517)     (9,381,253)
                                                       -------------   -------------   -------------
          Net cash used in operations                       (87,346)       (287,517)     (9,381,253)
                                                       -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in discontinued operations                    --              --      (1,583,671)
                                                       -------------   -------------   -------------
          Net cash used in investing activities                  --              --      (1,583,671)
                                                       -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash from discontinued operations                       --              --      10,966,246
                                                       -------------   -------------   -------------
          Net cash provided by financing activities              --              --      10,966,246
                                                       -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (87,346)       (287,517)          1,322
CASH AND CASH EQUIVALENTS, beginning of period               88,668         650,305              --
                                                       -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period               $      1,322    $    362,788    $      1,322
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

         NOTE 2--GOING CONCERN
         ---------------------

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,384,311 from inception through June 30, 2004. The Company has ceased its plans to begin a racing league and all operations have been discontinued. In addition, current liabilities of the Company exceed their assets by approximately $3,799,000 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

         Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

         NOTE 3--DISCONTINUED OPERATIONS
         -------------------------------

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,384,311 from inception through June 30, 2004.

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

         Race car designs and manufacturing equipment              $  1,673,400
         Production contract payments                                 2,545,781
         Goodwill                                                     2,810,627
                                                                   -------------
              Total                                                $  7,029,808
                                                                   =============


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

         SFAS No. 123 pro forma numbers are as follows for the three and six months ended June 30, 2004 and 2003, and for the period from inception (May 15, 2001) through June 30, 2004:

                    Three Months Ended June 30, 2004 and 2003
                    -----------------------------------------

                                                                June 30,
                                                           2004          2003
                                                       ------------   ----------
         Net loss from discontinued operations,
           as reported                                 $  (118,542)   $(542,904)
         Add:  Stock-based employee compensation
         expense determined under fair value based
         method for all awards                                  --     (107,409)
         Deduct:  Stock-based employee compensation
         included in reported net loss                          --           --
                                                       ------------   ----------
         Pro forma net loss                            $  (118,542)   $(650,313)
                                                       ============   ==========

         Basic and diluted net loss per share:
           Pro forma                                   $      (.00)   $    (.01)
           As reported                                 $      (.00)   $    (.01)


                     Six Months Ended June 30, 2004 and 2003
                     ---------------------------------------

                                                                                          From
                                                                                        inception
                                                                                     (May 15, 2001)
                                                                                        through
                                                                June 30,                June 30,
                                                          2004            2003            2004
                                                      ------------   -------------   -------------

         Net loss from discontinued operations,
           as reported                                $  (330,290)   $ (1,007,267)   $(15,384,311)

         Add:  Stock-based employee compensation
         expense determined under fair value based
         method for all awards                                 --        (214,818)     (4,047,994)

         Deduct:  Stock-based employee compensation
         included in reported net loss                         --              --              --
                                                      ------------   -------------   -------------

         Pro forma net loss                           $  (330,290)   $ (1,222,085)   $(19,432,305)
                                                      ============   =============   =============

         Basic and diluted net loss per share:
           Pro forma                                  $      (.01)   $       (.02)   $       (.31)
           As reported                                $      (.01)   $       (.02)   $       (.24)

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

         NOTE 5--CONVERTIBLE PROMISSORY NOTES
         ------------------------------------

         In April 2003, holders of $1,645,000 of the $2,270,000 convertible promissory notes agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 was amortized over the terms of the convertible promissory notes. Notes in the aggregate principle amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principle amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and matured March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

         At June 30, 2004, the Company owed accrued interest on the notes of $367,403 and has not made any quarterly interest payments since May 2003. All notes are currently in default and the default rate of interest is 12%, since the default occurred.

         NOTE 6--COMMITMENTS AND CONTINGENCIES
         -------------------------------------

         On August 26, 2003, when the Board of Directors of the Company discontinued racing operations, the Company was a party to the following agreements:

              o    Racing Car Design and Construction Agreement
              o    Team Sales Brokerage Agreement
              o    Broadcasting Agreement
              o    Sales Provider Agreement for Sponsorship Opportunities
              o    Office Lease
              o    Local Operator Agreement with Former Chief Executive Officer

         Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the year ended December 31, 2003.

         During the three month period ended June 30, 2004, the landlord of the office lease, which the Company vacated at the end of last year, drew $100,000 on the letter of credit which had secured payment on the lease. As a result, the $100,000 in restricted cash, which secured the letter of credit, was paid.

         NOTE 7--RELATED PARTIES
         -----------------------

         The Company has received loans and advances, principally for services, from certain individuals considered to be related parties. The amount due to these parties is as follows:

          William Miller, former CEO                                 $  127,888
          Robert Wussler, former Chairman of the Board of Directors      29,167
          G. David Gordon, attorney, creditor and stockholder            89,850
          Unpaid director fees                                           90,000
                                                                     -----------
               Total                                                 $  336,905
                                                                     ===========

         NOTE 8--LEGAL
         -------------

         On May 3, 2004, in the Chancery Court of the State of Delaware, five shareholders, including former officers/directors of the Company, filed suit against the Company's former Directors, Terry Washburn and Terry Hansen. The suit alleges breach of fiduciary duty, mismanagement, wrongful termination and conversion. The Company believes this is a retaliation suit by Pritchett and Miller, two of the plaintiffs, because of the legal proceeding brought against each of them in Atlanta, Georgia. The Company has filed a motion to dismiss as a result of the pending suit in Atlanta, Georgia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,384,311 from inception through June 30, 2004. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003, the Company has been attempting to find a suitable acquisition candidate.

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

GOING CONCERN FACTORS--LIQUIDITY

The Company, has been in the development stage since its inception (May 15,
2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,384,311 from inception through June 30, 2004. The Company has ceased its
plans to begin a racing        leagueandalloperationshavebeendiscontinued.In
addition, current liabilities of the Company exceed their assets by approximately $3,799,000 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. There can be no assurance that the Company will be able to locate a suitable acquisition candidate before it exhausts its cash reserves.

On May 3, 2004, in the Chancery Court of the State of Delaware, five shareholders, including former officers/directors of the Company, filed suit against the Company's former Directors, Terry Washburn and Terry Hansen. The suit alleges breach of fiduciary duty, mismanagement, wrongful termination and conversion. The Company believes this is a retaliation suit by Pritchett and Miller, two of the plaintiffs, because of the legal proceeding brought against each of them in Atlanta, Georgia. The Company has filed a motion to dismiss as a result of the pending suit in Atlanta, Georgia.

DISCONTINUED OPERATIONS

The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,384,311 from inception through June 30, 2004. On August 26, 2003, when the Board of Directors of the Company discontinued racing operations, the Company was a party to the following agreements:

         o    Racing Car Design and Construction Agreement
         o    Team Sales Brokerage Agreement
         o    Broadcasting Agreement
         o    Sales Provider Agreement for Sponsorship Opportunities
         o    Office Lease
         o    Local Operator Agreement with Former Chief Executive Officer

Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the year ended December 31, 2003.

During the three month period ended June 30, 2004, the landlord of the office lease, which the Company vacated at the end of last year, drew $100,000 on the letter of credit which had secured payment on the lease. As a result, the $100,000 in restricted cash, which secured the letter of credit, was paid.

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

         Race car designs and manufacturing equipment              $  1,673,400
         Production contract payments                                 2,545,781
         Goodwill                                                     2,810,627
                                                                   -------------
              Total                                                $  7,029,808
                                                                   =============

ITEM 3. CONTROLS AND PROCEDURES

The Company discontinued operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

Other than as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2004, in the Chancery Court of the State of Delaware, five shareholders, including former officers/directors of the Company, filed suit against the Company's former Directors, Terry Washburn and Terry Hansen. The suit alleges breach of fiduciary duty, mismanagement, wrongful termination and conversion. The Company believes this is a retaliation suit by Pritchett and Miller, two of the plaintiffs, because of the legal proceeding brought against each of them in Atlanta, Georgia. The Company has filed a motion to dismiss as a result of the pending suit in Atlanta, Georgia.

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

                                         TEAM SPORTS ENTERTAINMENT, INC.



August 19, 2004                          By: /s/ Terry Hanson
                                         ---------------------------------------
                                         Terry Hanson, President, Acting CEO,
                                         and principal financial and accounting
                                         officer