Form 10QSB
period 2004-09-30
TEAM SPORTS ENTERTAINMENT INC
filed 2004-11-24
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ended: SEPTEMBER 30, 2004

                         Commission File Number: 0-23100

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                         TEAM SPORTS ENTERTAINMENT, INC.
       (Former name of small business issuer as specified in its charter)

           DELAWARE                                           22-2649848
   (State of Incorporation)                              (IRS Employer ID No)


                       800 WEST MAIN, LAKE CITY, SC 29560
                     (Address of principal executive office)

               3930 GLADE ROAD, #108-380, COLLEYVILLE, TEXAS 76034
                 (Former address of principal executive office)

                                 (843) 374-4332
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2004 was 63,782,412.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

             IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION (Unaudited)

Item 1.  Condensed Consolidated Balance Sheet as of September 30, 2004       3

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2004 and 2003                      4

         Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003, and the period from
         inception (May 15, 2001), through September 30, 2004                5

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and the period from
         inception (May 15, 2001), through September 30, 2004                6

         Notes to Condensed Consolidated Financial Statements               7-13

Item 2.  Management's Discussion and Analysis or Plan of Operation         14-16

Item 3.  Controls and Procedures                                            17

PART II  OTHER INFORMATION                                                 18-20

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      2,464
  Employee advances                                                      10,000
                                                                   -------------
     Total current assets                                                12,464
Other assets                                                                786
                                                                   -------------
     Total assets                                                  $     13,250
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                    $  3,072,750
  Accounts payable                                                       68,632
  Accrued expenses                                                       20,857
  Amounts payable to related parties                                    337,905
  Accrued interest payable                                              458,460
                                                                   -------------
     Total liabilities                                                3,958,604
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 63,901,212 shares and outstanding 63,782,412 shares            6,378
  Additional paid-in capital                                         15,874,618
  Accumulated deficit                                               (19,826,350)
                                                                   -------------
     Total stockholders' deficit                                     (3,945,354)
                                                                   -------------
          Total liabilities and stockholders' deficit              $     13,250
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       2004            2003
                                                   -------------   -------------
CONTINUING OPERATIONS
Administrative expense                             $     48,713    $         --
                                                   -------------   -------------
     LOSS FROM CONTINUING OPERATIONS                    (48,713)             --
                                                   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                     (97,974)     (7,825,909)
  Income tax benefit                                         --              --
                                                   -------------   -------------
     NET LOSS FROM DISCONTINUED OPERATIONS              (97,974)     (7,825,909)
                                                   -------------   -------------
          NET LOSS                                 $   (146,687)   $ (7,825,909)
                                                   =============   =============


NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                            $      (0.00)   $         --
  DISCONTINUED OPERATIONS                                 (0.00)          (0.12)
                                                   -------------   -------------
                                                   $      (0.00)   $      (0.12)
                                                   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  63,782,412      63,639,344
                                                   =============   =============

     See accompanying notes to condensed consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND THE PERIOD
  FROM INCEPTION (MAY 15, 2001) THROUGH SEPTEMBER 30, 2004
(UNAUDITED)


                                                                                     FROM INCEPTION
                                                                                     (MAY 15, 2001)
                                                        NINE MONTHS ENDED               THROUGH
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     2004              2003                2004
                                                 -------------     -------------     --------------
CONTINUING OPERATIONS
Administrative expense                           $     48,713      $         --      $      48,713
                                                 -------------     -------------     --------------
     LOSS FROM CONTINUING OPERATIONS                  (48,713)               --            (48,713)
                                                 ------------      ------------      -------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations                  (428,264)       (8,833,177)       (15,482,285)
  Income tax benefit                                       --                --                 --
                                                 -------------     -------------     --------------
     NET LOSS FROM DISCONTINUED OPERATIONS           (428,264)       (8,833,177)       (15,482,285)
                                                 -------------     -------------     --------------
          NET LOSS                               $   (476,977)     $ (8,833,177)     $ (15,530,998)
                                                 =============     =============     ==============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                          $      (0.00)     $         --      $       (0.00)
  DISCONTINUED OPERATIONS                               (0.01)            (0.14)             (0.25)
                                                 -------------     -------------     --------------
     TOTAL                                       $      (0.01)     $      (0.14)     $       (0.25)
                                                 =============     =============     ==============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                63,782,412        63,531,253         63,125,751
                                                 =============     =============     ==============

              See accompanying notes to condensed consolidated financial statements.

                                                 5

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND THE PERIOD
FROM INCEPTION (MAY 15, 2001), THROUGH SEPTEMBER 30, 2004
(UNAUDITED)


                                                                                               FROM INCEPTION
                                                                                               (MAY 15, 2001)
                                                                 NINE MONTHS ENDED                THROUGH
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                               2004              2003               2004
                                                           -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (476,977)     $ (8,833,177)     $ (15,530,998)
     Loss from discontinued operations                         (428,264)       (8,833,177)       (15,482,285)
                                                           -------------     -------------     --------------
          Loss from continuing operations                       (48,713)               --            (48,713)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Other assets                                                (786)               --               (786)
       Accounts payable                                          20,863                --             20,863
       Accrued expenses                                           1,147                --              1,147
                                                           -------------     -------------     --------------
     Net cash used in continuing operations                     (27,489)               --            (27,489)
                                                           -------------     -------------     -------------
     Net cash used in discontinued operations                   (87,415)       (1,438,027)        (9,381,322)
                                                           -------------     -------------     --------------
          Net cash used in operations                          (114,904)       (1,438,027)        (9,408,811)
                                                           -------------     -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in discontinued operations                        --                --         (1,583,671)
                                                           -------------     -------------     --------------
          Net cash used in investing activities                      --                --         (1,583,671)
                                                           -------------     -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                  37,500                --             37,500
  Employee advances                                              (8,800)               --             (8,800)
                                                           -------------     -------------     --------------
     Net cash from continuing operations                         28,700                --             28,700
                                                           -------------     -------------     --------------
     Net cash from discontinued operations                           --           915,250         10,966,246
                                                           -------------     -------------     --------------
          Net cash provided by financing activities              28,700           915,250         10,994,946
                                                           -------------     -------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (86,204)         (522,777)             2,464
CASH AND CASH EQUIVALENTS, beginning of period                   88,668           650,305                 --
                                                           -------------     -------------     --------------
CASH AND CASH EQUIVALENTS, end of period                   $      2,464      $    127,528      $       2,464
                                                           =============     =============     ==============

                   See accompanying notes to condensed consolidated financial statements.

                                                      6

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

         NOTE 1--BASIS OF PRESENTATION
         -----------------------------

         The condensed consolidated financial statements include the accounts of Idea Sports Entertainment Group, Inc. (formerly Team Sports Entertainment, Inc.) and its wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Maxx, through TRAC, planned to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business then, all operations of the Company was included in discontinued operations until the acquisition of IMGI on September 9, 2004 (see note 3). On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc.

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


         NOTE 2--GOING CONCERN
         ---------------------

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,530,998 from inception through September 30, 2004. The Company has ceased its plans to begin a racing league and all related operations have been discontinued. In addition, current liabilities of the Company exceed their assets by $3,945,354 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

         Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. On September 9, 2004, the Company acquired IMGI. There can be no assurance that the Company will be able to obtain sufficient funding to support IMGI's business plan.

         NOTE 3--ACQUISITION OF IDEA MANAGEMENT GROUP, INC.
         --------------------------------------------------

         On September 9, 2004, the Company acquired IMGI, a development stage company with no prior operations, in exchange for a warrant to purchase 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue by September 8, 2007, the sellers of IMGI shall receive an additional warrant to purchase 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share.

         IMGI is a company devoted to the creation, development and acquisition of innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through both strategic partnerships with film and distribution companies, as well as, growing Internet distribution channels.

         NOTE 4--DISCONTINUED OPERATIONS
         -------------------------------

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,482,285 from inception through September 30, 2004.

         On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. As the racing operation was its only business at that time, all operations of the Company have been included in discontinued operations until the acquisition of IMGI on September 9, 2004.

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

         SFAS No. 123 pro forma numbers are as follows for the three and nine months ended September 30, 2004 and 2003, and for the period from inception (May 15, 2001) through September 30, 2004:

                 Three Months Ended September 30, 2004 and 2003
                 ----------------------------------------------

                                                                2004              2003
                                                            ------------     ------------
         Net loss, as reported                              $  (146,687)     $(7,825,909)
         Add:  Stock-based employee compensation
         expense determined under fair value based
         method for all awards                                       --       (1,249,841)
         Deduct:  Stock-based employee compensation
         included in reported net loss                               --               --
                                                            ------------     ------------
         Pro forma net loss                                 $  (146,687)     $(9,075,750)
                                                            ============     ============

         Basic and diluted net loss per share:
           Pro forma                                        $         (.00)  $      (.14)
           As reported                                      $         (.00)  $      (.12)

                                   Nine Months Ended September 30, 2004 and 2003
                                   ---------------------------------------------

                                                                                               From
                                                                                             inception
                                                                                           (May 15, 2001)
                                                                                               through
                                                                September 30,               September 30,
                                                            2004             2003               2004
                                                        ------------     -------------     --------------
         Net loss, as reported                          $  (476,977)     $ (8,833,177)     $ (15,530,998)

         Add:  Stock-based employee compensation
         expense determined under fair value based
         method for all awards                                   --        (1,464,659)        (4,047,994)

         Deduct:  Stock-based employee compensation
         included in reported net loss                           --                --                --
                                                        ------------     -------------     --------------

         Pro forma net loss                             $  (476,977)     $(10,297,836)     $ (19,578,992)
                                                        ============     =============     ==============

         Basic and diluted net loss per share:
           Pro forma                                    $      (.01)     $       (.16)     $        (.31)
           As reported                                  $      (.01)     $       (.14)     $        (.25)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In 2001, the year in which the first group of options were issued, the following weighted average assumptions were used: risk-free interest rate based on date of issuance and term between 3.83% and 4.93%, no expected dividends, a volatility factor of 138.13% and an expected life of the options of 3 to 10 years.

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

         NOTE 6--NOTES PAYABLE
         ---------------------

         a)       In April 2003, holders of $1,645,000 of the $2,270,000
                  convertible notes payable agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 was amortized over the terms of the convertible notes payable. Notes in the aggregate principle amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principle amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and matured March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended.

                  At September 30, 2004, the Company owed accrued interest on the notes of $458,460 and has not made any quarterly interest payments since May 2003. All notes are currently in default and are accruing interest at the default rate of 12%, since the default occurred.

         b) In September 2004, the Company issued its 8% convertible note payable in the amount of $37,500, which is payable in cash until May 1, 2005. After May 1, 2005, the note can be converted into the Company's common stock at $.04 per share.

         NOTE 7--COMMITMENTS AND CONTINGENCIES
         -------------------------------------

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

         NOTE 8--RELATED PARTIES
         -----------------------

         The Company has received loans and advances, principally for services, from certain individuals considered to be related parties. The amount due to these parties is as follows:

          William Miller, former CEO                                   $ 127,888
          Robert Wussler, former Chairman of the Board of Directors       29,167
          G. David Gordon, attorney, creditor and stockholder             90,850
          Unpaid director fees                                            90,000
                                                                       ---------
               Total                                                   $ 337,905
                                                                       =========

         Employee advances includes $9,600 due from the chief executive officer of the Company at September 30, 2004. As of November 23, 2004, the balance has been reduced to $3,700.

         NOTE 9--LEGAL
         -------------

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

         NOTE 10--SUBSEQUENT EVENT
         -------------------------

         Effective October 31, 2004, the Company acquired all of the issued and outstanding memberships in Strategic Gaming Consultants, LLC ("SGC"), a Nevada limited liability company, in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event SGC generates $2,000,000 in gross revenue within three years, the sellers of SGC shall receive an additional warrant to purchase 750,000 shares of the Company's common stock at an exercise price of $.10 per share.

         SGC has had no prior operations. SGC was formed to provide consultation and related services to include the setup, management and security for all types of casino operations.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,530,998 from inception through September 30, 2004. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003, the Company has been attempting to find a suitable acquisition candidate and on September 9, 2004, the Company acquired IMGI.

         IMGI, a development stage company with no prior operations, is a company devoted to the creation, development and acquisition of innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through both strategic partnerships with film and distribution companies, as well as, growing Internet distribution channels.

         GOING CONCERN FACTORS--LIQUIDITY

         The Company, has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,530,998 from inception through September 30, 2004. The Company has ceased its plans to begin a racing league and all related operations have been discontinued. In addition, current liabilities of the Company exceed their assets by $3,945,354 and their convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

         Since August 26, 2003, the Company has attempted to locate and negotiate with a business entity for a merger of that business into the Company. On September 9, 2004, the Company acquired IMGI. There can be no assurance that the Company will be able to obtain sufficient funding to support IMGI's business plan.

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

         DISCONTINUED OPERATIONS

         The Company has been in the development stage since its inception (May 15, 2001) and has not established sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss from discontinued operations of $15,482,285 from inception through September 30, 2004. On August 26, 2003, when the Board of Directors of the Company discontinued racing operations, the Company was a party to the following agreements:

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

         On September 9, 2004, the Company acquired IMGI, a company devoted to the creation, development and acquisition of innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through both strategic partnerships with film and distribution companies, as well as, growing Internet distribution channels.

         On October 31, 2004, the Company acquired SGC. SGC has had no prior operations. SGC was formed to provide consultation and related services to include the setup, management and security for all types of casino operations.

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

                  Race car designs and manufacturing equipment       $ 1,673,400
                  Production contract payments                         2,545,781
                  Goodwill                                             2,810,627
                                                                     -----------
                      Total                                          $ 7,029,808
                                                                     ===========

ITEM 3. CONTROLS AND PROCEDURES

         The Company discontinued its planned racing operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

         (a) Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

                                      IDEA SPORTS ENTERTAINMENT GROUP, INC.



November 24, 2004                     By: /s/ William C. Morris
                                      ------------------------------------------
                                      William C. Morris, Chief Executive Officer
                                      and principal financial and accounting
                                      officer