Form 10KSB
period 2004-12-31
Idea Sports Entertainment Group, Inc.
filed 2005-04-15
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         COMMISSION FILE NUMBER 0-23100

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.
              (Exact name of small business issuer in its charter)

                  DELAWARE                                   22-2649848
        (State or Other Jurisdiction                        (IRS Employer
     of Incorporation or Organization)                   Identification No.)

               800 WEST MAIN
         LAKE CITY, SOUTH CAROLINA                              29560
  (Address of principal executive offices)                   (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (843) 374-4332

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                              (TITLE OF EACH CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year. $ 0

As of March 2, 2005, the registrant had outstanding 84,632,412 shares of its common stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 2, 2005, was $8,586,000 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X].

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


                                                                            Page
PART I
Item 1      Description of Business                                           3
Item 2      Description of Property                                           5
Item 3      Legal Proceedings                                                 5
Item 4      Submission of Matters to a Vote of Security Holders               5

PART II
Item 5      Market for Common Equity and Related Stockholder Matters          6
Item 6      Management's Discussion and Analysis or Plan of Operation         8
Item 7      Financial Statements                                             13
Item 8      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            35
Item 8A     Controls and Procedures                                          36
Item 8B     Other Information                                                37

PART III
Item 9      Directors and Executive Officers of the Registrant               38
Item 10     Executive Compensation                                           40
Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     43
Item 12     Certain Relationships and Related Transactions                   45
Item 13     Exhibits                                                         48
Item 14     Principal Accountant Fees and Services                           48


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



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

Idea Sports Entertainment Group, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "Idea Sports", "We" or "Us"), is a holding company with three wholly owned subsidiaries, Maxx Motorsports, Inc. ("Maxx"), Idea Management Group, Inc. ("IMGI") and Strategic Gaming Consultants, LLC, ("Gaming").

Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company ("TRAC"), planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. The Company was in the development stage since its inception on May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, the Company has been attempting to find a suitable acquisition candidate.

On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10. IMGI is a South Carolina corporation organized on July 28, 2004. IMGI had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model.

On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10. Gaming is a Nevada limited liability corporation organized on September 7, 2004. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value.

Idea Sports Entertainment Group, Inc., a Delaware corporation, was originally incorporated on July 25, 1985 as Horizon Capital Corp. It was known as Reconversion Technologies, Inc. ("Reconversion") until May 1, 2000, at which time the name was changed to Logisoft Corp. On May 15, 2001, the Company changed its name from Logisoft Corp. to Team Sports Entertainment, Inc. and on November 8, 2004, the Company changed its name from Team Sports to Idea Sports Entertainment Group, Inc.

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


                             BUSINESS OF THE COMPANY

The Company is a concept development company that internally creates projects in the fields of professional sports, motor sports, motion pictures, animated films, publishing, television, radio, licensed merchandise, direct-to-retail videos and international entertainment for distribution into the global marketplace.

Through various exclusive partnerships and wholly-owned subsidiaries, the Company develops unique content through its internal creative team and then partners with individuals and corporations already established in the respective field or industry for which the project was created which increases the viability that the project will be successful and profitable. The Company's business model involves negotiating a revenue share agreement with its individual and corporate partners to minimize the up front development costs associated with each project that has been created which minimizes the risk associated with developing a profitable business unit for the Company.

Gaming has had no prior operations. Gaming was formed to provide consultation and related services to include the setup, management and security for all types of casino operations.

TRAC planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. The operations of TRAC are included in discontinued operations.


                                    EMPLOYEES

At December 31, 2004 and 2003, the Company had one full-time employee and two part-time employees, respectively.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases its office space in Lake City, South Carolina from a company which is 50% owned by and controlled by the president and Chief Executive Officer of the Company at a rate of $1,500 per month. The current agreement expires December 31, 2005.


ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleges breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contends Idea Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

On May 3, 2004, Miller, Pritchett and three other individuals filed several derivative and individual claims against the Company, its Directors and certain of its shareholders in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 413-N. The Company filed a counterclaim against Miller and Pritchett on November 24, 2004.

On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement is subject to court approval, which management expects to be granted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $0.0001 par value per share common stock is traded in the over-the-counter market and is quoted on the NASD Over-The Counter Bulletin Board ("OTCBB") under the symbol "ISPO.OB." Prior to November 8, 2004, the Company was quoted on the OTCBB under the symbol "TSPT.OB," prior to May 18, 2001, the Company was quoted on the OTCBB under the symbol "LGST" and prior to May 1, 2000, was quoted on the OTCBB under the symbol "RTTK." The following tables set forth the quarterly high and low daily bids for our common stock as reported by the OTCBB for the two years ended December 31, 2004. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                         High               Low
                                                         ----               ---
2004:
Fourth quarter                                           $.31              $.03
Third quarter                                            $.13              $.01
Second quarter                                           $.02              $.01
First quarter                                            $.03              $.01

2003:
Fourth quarter                                           $.05              $.01
Third quarter                                            $.23              $.01
Second quarter                                           $.71              $.15
First quarter                                            $.49              $.20


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

                                     HOLDERS

At March 2, 2005, there were 431 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance:

                                NUMBER OF SECURITIES TO BE
                                  ISSUED UPON EXERCISE OF     WEIGHTED AVERAGE EXERCISE      NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
PLAN CATEGORY                       WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS        FUTURE ISSUANCE
-------------                       -------------------     ----------------------------        ---------------

Equity compensation plans approved
  by security holders*                    3,000,000                   $    1.00                    1,500,000
Equity compensation plans not
  approved by security holders #         12,200,000                          --                           --
                                        ------------                  ----------                  -----------

Total                                    15,200,000                   $    1.00                    1,500,000
                                        ============                  ==========                  ===========


* All options are granted under the Company's 2000 Stock Option Plan ("Plan"), which authorizes the grant of options to purchase an aggregate of 3,000,000 shares and was approved by stockholders in April 2001.

# In 2001, the Board of Directors approved the increase of authorized shares available under the Plan to 7,500,000 shares. This increase in authorized shares will be submitted to a vote of the stockholders at the next annual meeting. On April 2, 2003, the Board of Directors approved the issuance of options to acquire 8,800,000 common shares pursuant to the Plan. The necessary increase in shares will be submitted to a vote of stockholders at the next annual meeting. As a result of discontinuing the planned racing operation, 4,300,000 of the options were forfeited since they were contingent upon the 2004 and 2005 race seasons starting.

As a result of the settlement of the Miller litigation, options to acquire 12,900,000 shares were cancelled, leaving a balance outstanding of 1,500,000.

The material features of the Plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 5 to the consolidated financial statements that appear in Item 7.

                     RECENT SALES OF UNREGISTERED SECURITIES

On October 12, 2004, the Company issued 20,000,000 shares of its common stock in exchange for $200,000 in accrued interest owed by the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

On October 12, 2004, the Company issued 850,000 shares of its common stock in exchange for $22,000 in accounts payable due to a related party. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, the Company has been attempting to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, the Company completed one development stage, which had been included in discontinued operations, and commenced a new development stage operation.

On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10.

On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model.

On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10.

The Company is a concept development company that internally creates projects in the fields of professional sports, motor sports, motion pictures, animated films, publishing, television, radio, licensed merchandise, direct-to-retail videos and international entertainment for distribution into the global marketplace.

Through various exclusive partnerships and wholly-owned subsidiaries, the Company develops unique content through its internal creative team and then partners with individuals and corporations already established in the respective field or industry for which the project was created which increases the viability that the project will be successful and profitable. The Company's business model involves negotiating a revenue share agreement with its individual and corporate partners to minimize the up front development costs associated with each project that has been created which minimizes the risk associated with developing a profitable business unit for the Company.

IMGI commenced operations on September 9, 2004, and has not generated any revenue to date.


                        GOING CONCERN FACTORS--LIQUIDITY

The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which has been in the development stage since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed above, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company has incurred losses in the amount of $344,616. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its assets by approximately $4,200,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


                             DISCONTINUED OPERATIONS

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT
On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating approximately $12,500,000 to include design, tooling, prototype construction and aero tooling and production of 100 racing cars, plus the cost of engines. The agreement was modified to extend the payment schedule due to delaying the first racing season and eventually terminated. At December 31, 2003, the Company had paid $4,060,781 on the agreement.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all tangible and intangible inventory then in its possession. When the agreement was terminated in August 2003, Riley & Scott had possession of all inventory. Management does not believe the Company has any remaining liability to Riley & Scott.

TEAM SALES BROKERAGE AGREEMENT
In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

BROADCASTING AGREEMENT
In April 2003, the Company entered into an agreement with ESPN, Inc. and ESPN Productions, Inc. (together, "ESPN"), pursuant to which ESPN was to provide for the live broadcasting of at least 13 two-hour League events and produce these television events for the 2004 and 2005 racing seasons (the "ESPN Agreement").

Under the contract, the Company would have been required to make the following minimum payments:

         2003                                                   $       375,000
         2004                                                        10,285,000
         2005                                                        10,640,000
                                                                ----------------
              Total minimum contract payments                   $    21,300,000
                                                                ================

Management is of the opinion that this agreement was terminated without future liability to the Company when racing operations were discontinued.


LETTER OF CREDIT FOR OFFICE LEASE
A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 was collateral on the letter of credit. The Company applied the restricted cash to pay an accrued lease settlement obligation in 2004.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER
On August 25, 2001, the Company entered into an agreement in principle with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the consolidated balance sheet. Under the Miller litigation settlement agreement, described in Item 3, the former CEO would retain the rights as the local operator of a market and waive any right to the $100,000 deposit.

                            NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets," (SFAS 153) an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" (APB 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believed that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

 In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require us to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of December 31, 2003, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure included under stock option plans in note 1 to the consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and based on the Company's current status as a development stage company, Idea

Sports' most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments Idea Sports uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

INTANGIBLE ASSET VALUATION - The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Idea Sports may use its common stock to acquire assets and will probably use the Black-Scholes valuation method to determine a valuation for the stock used in an acquisition. The Black-Scholes valuation method calculates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for Idea Sports, a development stage company, in the opinion of management, this may result in an unduly high valuation for the stock.

STOCK BASED COMPENSATION - Idea Sports records stock-based compensation to outside consultants at fair value in general and administrative expense. Historically, Idea Sports does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. Idea Sports reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and SFAS 148. This disclosure shows net loss and loss per share as if Idea Sports had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because Idea Sports' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options. Idea Sports did not have any stock-based compensation during 2004; however, the Company did have option compensation in 2003 and expects to have option compensation in the future.

OTHER - The Company expects revenue recognition and other financial estimates to become critical as business develops in the future.

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) together with the reports thereon of Creason & Associates, P.L.L.C. dated April 7, 2005, for the year ended December 31, 2004, and Guest & Company, P.C. dated March 22, 2004, for the year ended December 31, 2003, is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Registered Public Accounting Firm:
  Creason & Associates, P.L.L.C.                                           14
Independent Auditor's Report:
  Guest & Company, P.C.                                                    15
Consolidated Balance Sheet                                                 16
Consolidated Statements of Operations                                      17
Consolidated Statements of Stockholders' Deficit                           18
Consolidated Statements of Cash Flows                                     19-20
Notes to Consolidated Financial Statements                                21-34

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Idea Sports Entertainment Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004, and the period from inception (September 9, 2004) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, and the period from inception (September 9, 2004) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Idea Sports Entertainment Group, Inc. and Subsidiaries have acquired new non-operating businesses and have ceased its plans to begin a racing league for which all operations have been discontinued. In addition, current liabilities of Idea Sports Entertainment Group, Inc. and Subsidiaries exceed its assets by approximately $4,200,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about Idea Sports Entertainment Group, Inc. and Subsidiaries' ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                                              /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
April 7, 2005

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

                                              /s/ Guest & Company, P.C.

March 22, 2004
Tulsa, Oklahoma

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      2,691
                                                                   -------------
     Total current assets                                                 2,691
                                                                   -------------
Computer equipment                                                        1,863
Television programs                                                      65,458
                                                                   -------------
     Total assets                                                  $     70,012
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                 $    252,059
  Amounts payable to related parties                                    366,392
  Accrued expenses                                                       19,768
  Accrued interest payable                                              355,717
  Convertible promissory notes                                        3,271,675
                                                                   -------------
     Total liabilities                                                4,265,611
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 84,751,212 shares and outstanding 84,632,412 shares            8,463
  Additional paid-in capital                                         16,094,533
  Common stock warrants                                                  66,658
  Accumulated deficit                                               (20,365,253)
                                                                   -------------
     Total stockholders' deficit                                     (4,195,599)
                                                                   -------------
          Total liabilities and stockholders' deficit              $     70,012
                                                                   =============

See accompanying notes to consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND DEVELOPMENT STAGE
FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2004


                                                                                 FROM INCEPTION
                                                          YEARS ENDED              (9/9/2004)
                                                          DECEMBER 31,              THROUGH
                                                 -----------------------------    DECEMBER 31,
                                                      2004            2003           2004
                                                 -------------   -------------   -------------

CONTINUING OPERATIONS
  Selling, general and administrative expenses   $    247,361    $         --    $    247,361
  Interest expense                                     97,255              --          97,255
                                                 -------------   -------------   -------------
     LOSS FROM CONTINUING OPERATIONS                 (344,616)             --        (344,616)
                                                 -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                  (671,289)     (9,069,804)             --
  Income tax benefit                                       --              --              --
                                                 ------------    ------------    ------------
     LOSS FROM DISCONTINUED OPERATIONS               (671,289)     (9,069,804)             --
                                                 -------------   -------------   -------------
          NET LOSS                               $ (1,015,905)   $ (9,069,804)   $   (344,616)
                                                 =============   =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED
  Continuing operations                          $         --    $         --    $      (0.00)
  Discontinued operations                               (0.01)          (0.14)             --
                                                 -------------   -------------   -------------
     NET LOSS PER SHARE, BASIC AND DILUTED       $      (0.01)   $      (0.14)   $      (0.00)
                                                 =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                68,339,789      63,594,559      78,543,474
                                                 =============   =============   =============

See accompanying notes to consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                Common Stock             Additional      Common
                                         ----------------------------     Paid-in        Stock
                                            Shares        Par Value       Capital       Warrants
                                         -------------  -------------  -------------  -------------

Balance at December 31, 2002               63,476,312   $      6,348   $ 15,798,123   $         --
Issuance of common stock for
  loan origination fees                       306,100             30         76,495             --
Net loss                                           --             --             --             --
                                         -------------  -------------  -------------  -------------
Balance at December 31, 2003               63,782,412          6,378     15,874,618             --
                                         -------------  -------------  -------------  -------------
Discontinued operations                            --             --             --             --
Issuance of common stock warrants for:
  Acquisition of IMGI and Gaming                   --             --             --          1,200
  Acquisition of television programs               --             --             --         65,458
Issuance of common stock for:
  Amount due related party                    850,000             85         21,915             --
  Accrued interest                         20,000,000          2,000        198,000             --
Net loss                                           --             --             --             --
                                         -------------  -------------  -------------  -------------
Balance at December 31, 2004               84,632,412   $      8,463   $ 16,094,533   $     66,658
                                         =============  =============  =============  =============
                                                                                        (CONTINUED)

                                                          (Deficit)
                                                         Accumulated
                                                         During the
                                          Accumulated    Development
                                            Deficit         Stage          Total
                                         -------------  -------------  -------------
Balance at December 31, 2002             $ (4,295,327)  $ (5,984,217)  $  5,524,927
Issuance of common stock for
  loan origination fees                            --             --         76,525
Net loss                                           --     (9,069,804)    (9,069,804)
                                         -------------  -------------  -------------
Balance at December 31, 2003               (4,295,327)   (15,054,021)    (3,468,352)
                                         -------------  -------------  -------------
Discontinued operations                    (15,054,021)   15,054,021             --
Issuance of common stock warrants for:
  Acquisition of IMGI and Gaming                   --             --          1,200
  Acquisition of television programs               --             --         65,458
Issuance of common stock for:
  Amount due related party                         --             --         22,000
  Accrued interest                                 --             --        200,000
Net loss                                     (671,289)      (344,616)    (1,015,905)
                                         -------------  -------------  -------------
Balance at December 31, 2004             $(20,020,637)  $   (344,616)  $ (4,195,599)
                                         =============  =============  =============

See accompanying notes to consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND DEVELOPMENT STAGE
FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2004

                                                                                      FROM INCEPTION
                                                                 YEARS ENDED            (9/9/2004)
                                                                 DECEMBER 31,            THROUGH
                                                         ---------------------------   DECEMBER 31,
                                                             2004           2003           2004
                                                         ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(1,015,905)   $(9,069,804)   $  (344,616)
     Loss from discontinued operations                      (671,289)    (9,069,804)            --
                                                         ------------   ------------   ------------
          Loss from continuing operations                   (344,616)            --       (344,616)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
       Prepaid expenses                                       35,662             --             --
       Accounts payable                                       19,575             --        (17,723)
       Accrued expenses                                      366,404             --         98,516
                                                         ------------   ------------   ------------
          Net cash from continuing operations                 77,025             --       (263,823)
                                                         ------------   ------------   ------------
          Net cash used in discontinued operations          (428,264)    (1,326,887)            --
                                                         ------------   ------------   ------------
             Net cash used in operations                    (351,239)    (1,326,887)      (263,823)
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                           (1,863)            --         (1,863)
                                                         ------------   ------------   ------------
     Net cash used in continuing operations                   (1,863)            --         (1,863)
                                                         ------------   ------------   ------------
     Net cash used in discontinued operations                     --       (150,000)            --
                                                         ------------   ------------   ------------
            Net cash used in investing activities             (1,863)      (150,000)        (1,863)
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                              236,425             --        236,425
  Advances from related parties                               29,500             --         29,500
  Cash received in acquisition of IMGI                         1,200             --          1,200
                                                         ------------   ------------   ------------
          Net cash from continuing operations                267,125             --        267,125
                                                         ------------   ------------   ------------
          Net cash from discontinued operations                   --        915,250             --
                                                         ------------   ------------   ------------
             Net cash provided by financing activities       267,125        915,250        267,125
                                                         ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (85,977)      (561,637)         1,439
CASH AND CASH EQUIVALENTS, beginning of period                88,668        650,305          1,252
                                                         ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                 $     2,691    $    88,668    $     2,691
                                                         ============   ============   ============

See accompanying notes to consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND DEVELOPMENT STAGE
FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2004

                                                                  FROM INCEPTION
                                                  YEARS ENDED       (9/9/2004)
                                                  DECEMBER 31,       THROUGH
                                              -------------------- DECEMBER 31,
                                                2004       2003       2004
                                              ---------  ---------  ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
  Interest                                    $     --   $ 75,830   $     --
  Income taxes                                      --         --         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
  Loan origination fees                       $     --   $ 76,525   $     --
  Accrured interest                            200,000         --    200,000
  Amount due related party                      22,000         --     22,000
Issuance of common stock warrants for:
  Acquisition of IMGI and Gaming                 1,200         --      1,200
  Acquisition of television programs            65,458         --     65,458


See accompanying notes to consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -----------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
          The consolidated financial statements include the accounts of Idea Sports Entertainment Group, Inc. ("Idea Sports") and it's wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. (Maxx) and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (TRAC), collectively referred to as "the Company" or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. IMGI and Gaming represent the continuing operations of the Company and the current development stage operations.

          Maxx, through its wholly owned subsidiary, TRAC, planned to develop, own, operate and sanction an automotive racing league (the League) designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from its inception (May 15, 2001) as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Accordingly, all prior operations from this business activity are classified as discontinued operations in the accompanying consolidated financial statements.

          Idea Sports acquired IMGI and Gaming, both of which are non-operating development stage enterprises within the meaning of SFAS No. 7. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit.

ORGANIZATION AND NATURE OF BUSINESS
          Idea Sports, a Delaware corporation, is a holding company with three wholly owned subsidiaries.

          On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI, a South Carolina corporation, in exchange for warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10. IMGI had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

          On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model.

          On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming, a Nevada limited liability company, in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value.

          Maxx, a South Carolina corporation, through its wholly owned subsidiary, TRAC, planned to develop, own, operate, and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. This operation was discontinued on August 26, 2003.

          On November 8, 2004, the Company changed its name from Team Sports Entertainment, Inc. ("Team Sports") to Idea Sports Entertainment Group, Inc. On May 15, 2001, Team Sports changed its name from Logisoft Corporation to Team Sports Entertainment, Inc. and acquired all of the common stock of Maxx in a tax-free stock exchange for 7,750,000 shares of Team Sports common stock. In addition, as a part of this agreement, Team Sports issued 3,300,000 shares of its common stock in exchange for $450,000 of Maxx's liabilities and consulting fees to third parties in the amount of $375,000 that were instrumental to the transaction. Also on this date, Team Sports completed the sale of its wholly owned subsidiaries, LCP and eStorefronts, who created global and localized Internet solutions for both traditional and pure e-business companies, to a group of its shareholders in exchange for 12,000,000 shares of Team Sports common stock, which were canceled.

GOING CONCERN
         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which has been in the development stage since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

          Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed above, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company has incurred losses in the amount of $344,616. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

          In addition, current liabilities of the Company exceed its assets by approximately $4,200,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH AND CASH EQUIVALENTS
          The Companies consider all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

GOODWILL
          SFAS No. 142, "Goodwill and Other Intangible Assets" has been applied to the Maxx transaction. Accordingly, goodwill is not amortized but reviewed for impairment at least annually or more frequently if impairment indicators arise. On August 26, 2003, the Board of Directors of the Company approved a plan to immediately discontinue its racing operation. Accordingly, the net goodwill balance of $2,810,627 was considered fully impaired and the adjustment was included in loss from discontinued operations during the year ended December 31, 2003.

REVENUE RECOGNITION
          Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. No revenue has been recognized.

STOCK OPTION PLANS
          Idea Sports applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

          SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.
          123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's consolidated statements of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to Idea Sports employees, board of directors, advisory committee members, and consultants.

          SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2004 and 2003 and from inception (September 9, 2004) through December 31, 2004:

                                                                                           FROM
                                                                                         INCEPTION
                                                                                          (9/9/04)
                                                                                          THROUGH
                                                                2004          2003        12/31/04
                                                           --------------  -----------  ------------
          Net loss, as reported                            $   1,015,905   $9,069,804   $   344,616
          Add:  Total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects                        --      611,452            --
                                                           --------------  -----------  ------------
          Pro forma net loss                               $   1,015,905   $9,681,256   $   344,616
                                                           ==============  ===========  ============

          Pro forma basic and diluted net loss per share   $         .01   $      .15   $       .01
                                                           ==============  ===========  ============
          Basic and diluted total net loss per share as
            reported                                       $         .01   $      .14   $       .01
                                                           ==============  ===========  ============

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

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Idea Sports employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Idea Sports' options.

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

EARNINGS (LOSS) PER COMMON SHARE
          Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Idea Sports to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2004 and 2003, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets," (SFAS 153) an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" (APB 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believed that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require us to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of December 31, 2003, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure included under stock option plans above.

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

FILM AND TELEVISION COSTS
          The Company defers film and television production costs, including direct costs, production overhead, development costs and interest. The Company does not defer costs of exploitation, which principally comprise costs of film and television program marketing and distribution. The Company amortizes deferred film and television production costs, as well as associated participation and residual costs, on an individual production basis using the ration of the current period's gross revenues to estimated total remaining gross revenues from all sources and such costs are stated at the lower of amortized cost or fair value. The Company defers the costs of acquired broadcast material and amortizes these costs when the associated programs are broadcast and such costs are stated at the lower of amortized cost or net realizable value. The Company has not yet commenced amortizing its film costs.

ADVERTISING COSTS
          Idea Sports expenses advertising costs as incurred. Idea Sports recorded advertising costs of $20,925 for the year ended December 31, 2003 and none during the year ended December 31, 2004.

COMPENSATED ABSENCES
          Idea Sports accounts for compensated absences in accordance with SFAS No. 43, "Accounting for Compensated Absences."

RECLASSIFICATIONS
          Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  ACQUISITIONS
         ------------

On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI, a South Carolina corporation, in exchange for warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10. IMGI had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model.

On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming, a Nevada limited liability company, in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value.


NOTE 3.  DISCONTINUED OPERATIONS
         -----------------------

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

The Company realized losses from its discontinued operations of $671,289 and $9,069,804 in 2004 and 2003, respectively. The loss in 2003 includes an asset impairment of $7,029,808 which includes goodwill of $2,810,627 and $4,219,181 in payments associated with the race cars. The remainder of the loss in both periods is primarily the interest expense and selling, general and administrative costs associated with attempting to implement the business plan.


NOTE 4.  CONVERTIBLE PROMISSORY NOTES
         ----------------------------

In April 2003, holders of convertible promissory notes with a principal balance of $1,645,000 agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 was being amortized over the extended term of the convertible promissory notes.

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

To induce certain note holders to loan additional funds to the Company, the Company issued 20,000,000 shares of its common stock in exchange for $200,000 in accrued interest owed these note holders. The Company received additional loans from note holders in the amount of $236,425 after the acquisition of IMGI. At December 31, 2004, the Company owed accrued interest on the notes of $355,717 and did not make the quarterly interest payments due on September 1, 2003 and December 1, 2003, or any of the four quarterly interest payments due during 2004. All notes are in default at December 31, 2004 and the default rate of interest is 12% since the default occurred.


NOTE 5.  INCOME TAXES
         ------------

Idea Sports has not recorded a deferred tax benefit or expense for the years ended December 31, 2004 and 2003, as all net deferred benefits have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                       2004             2003
                                                   -------------   -------------

"Normally expected" income tax benefit             $    345,400    $  3,083,700
Increase (decrease) in taxes resulting from:
   State income taxes net of federal income
     tax benefit                                         33,500         299,300
   Nondeductible meals and entertainment                 (1,500)         (1,200)
   Valuation allowance                                 (377,400)     (3,381,800)
                                                   -------------   -------------

      Actual income tax expense                    $         --    $         --
                                                   =============   =============

The net deferred taxes at December 31, 2004, are comprised of the following:

Net operating loss carryforward                                    $ 15,550,400
Start-up cost carryforward                                              128,500
Capital loss carryforward                                                13,800
                                                                   -------------
                                                                     15,692,700
Valuation allowance                                                 (15,692,700)
                                                                   -------------

Net deferred tax asset                                             $         --
                                                                   =============

Idea Sports has available unused net operating loss carryforwards and capitalized start-up costs of $42,034,000 which will expire in various periods from 2007 to 2024, some of which may be limited as to the amount available on an annual basis.

NOTE 6.  COMMON STOCK OPTIONS AND WARRANTS
         ---------------------------------

In April 2000, Idea Sports adopted its 2000 Stock Option Plan (the Plan) and the Company's Board of Directors approved the same. Idea Sports shareholders approved the Plan in April 2001. The Plan was established to advance the interests of Idea Sports and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of Idea Sports, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan. In 2001, the Board of Directors approved a proposal to increase the number of authorized shares available under the Plan not to exceed an aggregate of 7,500,000 shares. In April 2003, the Board of Directors approved a proposal to increase the number of shares available under the Plan to 15,200,000 shares. Neither proposal has been approved by the shareholders.

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." Idea Sports expects that most options granted pursuant to the Plan will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of Idea Sports. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan have a maximum term of up to ten (10) years.

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

In May 2001, Idea Sports granted common stock options under the Plan to three employees as part of their employment contracts for a total of 1,000,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. Accordingly, no additional compensation expense was recorded, pursuant to APB No. 25. The options vested 83,333 shares on September 30, 2001, 333,332 shares on December 31, 2001, 333,334 shares on June 30, 2002 and the remaining 250,001 shares on June 30, 2003. Options representing 500,000 shares were forfeited due to termination of the employee in fiscal 2002.

In December 2001, Idea Sports granted common stock options to its seven Advisory Board members for a total of 1,750,000 shares of its common stock at an exercise price of $1.00 per share, which was above the market price at the time. These options have a 5-year life and were exercisable immediately. In addition, Idea Sports granted common stock options to its eight Board members for a total of 4,000,000 shares of its common stock, also exercisable at $1.00 per share, with a 10-year life and are exercisable immediately. These 5,750,000 options were all granted under the Plan.

A summary of stock option activity under the Plan during the years ended December 31, 2004 and 2003 is as follows (forfeitures in 2004 are a result of the settlement of the litigation with Miller, which did not occur until March
2005).

                                          2004                     2003
                                -----------------------  -----------------------
                                               WEIGHTED                 WEIGHTED
                                               AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE
                                  SHARES        PRICE       SHARES       PRICE
                                ------------  ---------  ------------   --------

Outstanding, beginning of year   10,900,000   $    .89     6,400,000    $   .99

   Granted                               --         --     8,800,000        .58
   Exercised                             --         --            --         --
   Forfeited                     (9,400,000)       .87    (4,300,000)       .42
                                ------------             ------------

Outstanding, end of year          1,500,000   $   1.00    10,900,000    $   .89
                                ============             ============
Options exercisable at year end   1,500,000   $   1.00    10,900,000    $   .89
Shares available for grant               --         --            --         --

As of December 31, 2004 and 2003, options to acquire 12,200,000 shares, have been approved by the Board of Directors but have not been approved by the Shareholders.

Idea Sports applies APB No. 25 and related interpretations in accounting for the stock option plan.

On September 9, 2004, the Company issued 15,000,000 warrants to acquire its common stock at $.10, which expire on August 31, 2007, to acquire IMGI. See note 2.

On October 15, 2004, the Company issued 1,750,000 warrants to acquire its common stock at $.10, which expire on November 15, 2007, to acquire two television programs. See note 2.

On November 15, 2004, the Company issued 750,000 warrants to acquire its common stock at $.10, which expire on November 15, 2007, to acquire Gaming. See note 2.

On April 2, 2003, the Board of Directors granted options to certain employees and directors to acquire 8,800,000 shares of the Company's common stock at prices ranging from $.42 to $1.00 per share. The options were scheduled to vest as follows: 4,500,000 on April 2, 2003; 2,210,000 on the day the 2004 racing season commences and 2,090,000 on the day the 2005 racing season commences. The following assumptions were used: risk-free interest rate of 4.67%, no expected dividends, a volatility factor of 127.59% and an expected life of the options of 1 to 2 years. These options included grants for 4,300,000 shares which were contingent upon the start of the 2004 and 2005 race seasons. Since the Company discontinued operations and there will be no race seasons, these options have been treated as forfeited.

As a part of its issue of 28,977,000 shares of its common stock on May 15, 2001 for $7,244,250 in cash, Idea Sports also issued warrants to purchase 14,488,500 shares of its common stock at a purchase price of $1.00 per share. These warrants expire three (3) years from the effective date of the Securities and Exchange Commission registration of the 28,977,000 shares of common stock. The Company has not completed a registration of the common stock; accordingly, the effective date has not yet started. As a part of the Miller litigation settlement, warrants to acquire 13,738,500 shares of our common stock were terminated, leaving a balance of 750,000 outstanding.


NOTE 7.  COMMON STOCK
         ------------

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2004, 84,751,212 shares were issued and 84,632,412 shares were outstanding.

In 2001, Idea Sports sold, pursuant to agreements, 28,977,000 shares of its common stock for $7,244,250. The agreements required Idea Sports to prepare and file with the SEC, within 75 days of the acquisition of Maxx (May 15, 2001), a registration statement covering these securities for an offering to be made on a continuous basis pursuant to Rule 415 of the U.S. Securities and Exchange Act. As a result of delays in obtaining certain information from outside parties that was necessary to complete the registration, the registration statement was filed after the end of the 75 day period. In accordance with the terms of the agreements, Idea Sports was required to issue an additional 2,897,700 common shares effective May 15, 2001. These 31,874,700 shares were "restricted securities" and may be sold only in compliance with Rule 144 of the Securities and Exchange Act. The Company withdrew its registration statement during 2003.

PREFERRED STOCK--The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2004, no preferred stock was issued or outstanding.

A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over Idea Sports common stock as well as any other classes of stock established by Idea Sports.


NOTE 8.  RELATED PARTY TRANSACTIONS
         --------------------------

In 2004 and 2003, the Companies had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:

                                                             2004        2003
                                                           ---------   ---------
Payable to current and former officers and board members   $304,556    $269,056
Consulting expenses                                         107,500     132,500
Directors' fees                                                  --      70,500
Legal fees owed to a shareholder and creditor                83,836      64,571

In addition, see note 4 for convertible promissory notes.

2004 TRANSACTIONS
-----------------

On September 9, 2004, the Company issued 15,000,000 warrants to acquire its common stock at $.10 per share to acquire IMGI. The Company's current CEO, its former Chairman of the Board of Directors and a former Advisory Director each received 5,000,000 warrants.

Administrative expenses include payments to Godley Morris Group LLC, a company 50% owned and managed by the CEO, of $40,000 for office expense reimbursement; consulting fees to the Company's former Chairman of the Board of Directors in the amount of $45,000; and consulting fees and payroll to the Company's former Advisory Director in the amount of $37,500. In addition, the Company paid Godley Morris Group LLC $9,000 for office rent. Idea Sports has a rent commitment to Godley Morris Group LLC in the amount of $1,500 per month, which expires on December 31, 2005.

A related party received 850,000 shares of the Company's common stock in exchange for $22,000 which the Company owed him.

2003 AND PRIOR TRANSACTIONS
---------------------------

The options discussed below were forfeited as a result of the settlement of the litigation with Miller.

Idea Sports had an employment agreement with its former CEO. This agreement combined a base pay amount of $50,000 per month, with $200,000 paid for consulting services from September 1, 2001 through December 31, 2001 and $300,000 paid for services from January 1, 2002 through June 30, 2002. In addition, the Companies obtained restricted certificates of deposit in the amount of $480,000 to be paid if the CEO was employed at July 1, 2002 for compensation through April 30, 2003. This entire amount was paid to the former CEO prior to the termination of his employment on August 8, 2002. The former CEO also received stock options to purchase 3,000,000 shares of Idea Sports common stock, of which 2,500,000 shares vested upon execution of the agreement and the remaining 500,000 shares vested when the former CEO was accepted to the Board of Directors in 2002. The stock option to acquire 2,500,000 shares is not granted under the 2000 stock option plan described in Note 7 to these consolidated financial statements.

On August 25, 2001, Idea Sports entered into an agreement in principle with its former CEO under which the CEO would become the local operator of a market. The agreement stated that the cost would be $100,000, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. The $100,000 was not escrowed, as required by the agreement, and is included in the amounts payable to related parties on the consolidated balance sheet.

In 2001, Idea Sports granted common stock options to the Chairman of the Board of Directors for a total of 1,000,000 shares of its common stock at an exercise price of $.375 per share, which was above the market price at the time (based upon common stock sales for cash near the same date). These options were exercisable immediately and have a 5-year life. These stock options were not granted under the 2000 Stock Option Plan.

NOTE 9.  CONTINGENCIES
         -------------

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

RACING CAR DESIGN AND CONSTRUCTION AGREEMENT
On October 22, 2001, TRAC entered into a Racing Car Design and Construction Agreement with Riley & Scott Race Car Engineering ("Riley & Scott"). The agreement required payments aggregating approximately $12,500,000 to include design, tooling, prototype construction and aero tooling and production of 100 racing cars, plus the cost of engines. The agreement was modified to extend the payment schedule due to delaying the first racing season and eventually terminated. At December 31, 2003, the Company had paid $4,060,781 on the agreement.

The agreement terms included that upon temporary cessation or early termination of the agreement, Riley & Scott shall have all rights and title to all tangible and intangible inventory then in its possession. When the agreement was terminated in August 2003, Riley & Scott had possession of all inventory. Management does not believe the Company has any remaining liability to Riley & Scott.

TEAM SALES BROKERAGE AGREEMENT
In June 2002, TRAC engaged Moag & Company to be the exclusive broker of all team sales for a one-year term, and in June 2003, TRAC and Moag & Company amended and restated their agreement to extend the term of the agreement through April 16, 2004. Management is of the opinion that this agreement was terminated without future liability when racing operations were discontinued.

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

LETTER OF CREDIT FOR OFFICE LEASE
A letter of credit was purchased to guarantee the Company's performance of payment to a third party on their vacated office lease. Restricted cash in the amount of $100,000 was collateral on the letter of credit. The Company applied the restricted cash to pay an accrued lease settlement obligation in 2004.

LOCAL OPERATOR AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER
On August 25, 2001, the Company entered into an agreement in principle with its former Chief Executive Officer under which the former Chief Executive Officer would become the local operator of a market. The agreement stated that the cost would be $100,000 plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. Under the agreement, the $100,000 was to be kept in an escrow account. The funds are not currently escrowed and the $100,000 is included in amounts payable to related parties on the consolidated balance sheet. Under the Miller litigation settlement agreement, described in note 10, the former CEO would retain the rights as the local operator of a market and waive any right to the $100,000 deposit.


NOTE 10. LEGAL MATTERS
         -------------

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleges breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contends Idea Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

On May 3, 2004, Miller, Pritchett and three other individuals filed several derivative and individual claims against the Company, its Directors and certain of its shareholders in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 413-N. The Company filed a counterclaim against Miller and Pritchett on November 24, 2004.

On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement is subject to court approval, which management expects to be granted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


MARCH 22, 2005 CHANGE

On March 22, 2005, the Company dismissed its former principal accountant, Guest & Company, P.C., ("Guest") Certified Public Accountants, of Tulsa, Oklahoma and engaged Creason & Associates, P.L.L.C., ("Creason") Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company and was required due to the purchase of Guest by Creason.

During the fiscal year ended December 31, 2003 and the subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Guest & Company, P.C. has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

Guest's audit report for the fiscal year ended December 31, 2003, and note 1 to the corresponding financial statements, contained a modification regarding the Company's ability to continue as a going concern due to the Company not having commenced operations and its total liabilities and commitments exceeded current assets available to fund operations and such audit report stated these factors raised "substantial doubt" about the Company's ability to continue as a going concern. The audited financial statements of the Company for the fiscal year ended December 31, 2003, did not include any adjustments in respect of the going concern modification. Other than the going concern modification, the audit report of Guest on the financial statements of the Company for the fiscal year ended December 31, 2003, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2003, and through March 22, 2005, the Company did not consult with Creason regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.


NOVEMBER 18, 2003 CHANGE

On November 18, 2003, the Company dismissed its former principal accountant, Elliott Davis, LLC ("Davis"), Certified Public Accountants, of Columbia, South Carolina and engaged Guest & Company, P.C., Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company on November 18, 2003.

During the fiscal year ended December 31, 2002 and the subsequent interim periods until November 18, 2003, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Davis did not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

Davis' audit report for the fiscal year ended December 31, 2002, and note 1 to the corresponding financial statements, contained a modification regarding the Company's ability to continue as a going concern due to the Company not having commenced operations and its total liabilities and commitments exceeded current assets available to fund operations and such audit report stated these factors raised "substantial doubt" about the Company's ability to continue as a going concern. The audited financial statements of the Company for the fiscal year ended December 31, 2002, did not include any adjustments in respect of the going concern modification. Other than the going concern modification, the audit report of Davis on the financial statements of the Company for the fiscal year ended December 31, 2002, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2002, and through November 18, 2003, the Company did not consult with Guest regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company discontinued its racing operations in August 2003 and subsequently retained a third-party consultant to assist in determining required disclosures.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item
2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                                                DATE FIRST
NAME                    AGE           POSITION               ELECTED/APPOINTED
----                    ---           --------               -----------------

William C. Morris       57            President and             August 2004
                                        CEO

Terry Washburn          51            Director and               May 2001
                                        Chairman of
                                        Audit Committee

WILLIAM C. MORRIS, 57, became President, Chief Executive Officer and a Director in August 2004. Chief Executive Officer, managing partner and 50% owner of Godley Morris Group, LLC ("GMG") since its formation in January 1996. GMG is a holding company with a diverse group of investments, including an investment in the Company. Mr. Morris graduated from Charleston Southern University with a Bachelor of Science Degree in 1970 and has completed graduate studies at the University of Florida and the University of South Carolina.

TERRY WASHBURN, 51, Director since May 2001, Chief Executive Officer from April 2001 to August 2001. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. He is also the Chief Executive Officer of USN Corporation, formerly Premier Concepts, Inc., a company specializing in marketing and retailing of high-end faux jewelry. Dr. Washburn is also Chief Executive Officer of SGD Holdings, Ltd., a wholesale jewelry operation. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. Dr. Washburn also serves on the Board of Directors of SGD Holdings, Ltd. and USN Corporation.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, William C. Morris did not file his Form 3 when he became a Director and Mr. Morris and Terry Washburn did not timely file their required Form 5 for fiscal 2004.

CODE OF ETHICS

The Company had intended to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions; however, the Company discontinued its race operations in August 2003 and has determined it should wait until it made an acquisition before adopting a code of ethics. The Company completed its first acquisition in September 2004, and expects to include the adoption of a code of ethics on its agenda during 2005.

ITEM 10.  EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2004.

                               ANNUAL COMPENSATION

                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION        YEAR       SALARY      BONUS     COMPENSATION
---------------------------        ----       ------      -----     ------------

William C. Morris (CEO since       2004     $  45,000     $  -      $    49,000
  August 2004) (1)                 2003           N/A       N/A             N/A
                                   2002           N/A       N/A             N/A


Terry Hanson (CEO from             2004     $  24,000        -               -
 September 2003 until August       2003     $ 127,500        -               -
 2004) COO and President from      2002     $ 100,000        -               -
 August 2002 until August 2004)

Charles Bradshaw (CEO from         2004           N/A       N/A            N/A
 August 2002 through August        2003     $      -         -               -
 2003)                             2002     $      -         -               -

William G. Miller (CEO from        2004           N/A       N/A             N/A
 September 1, 2001 through         2003           N/A       N/A             N/A
 July 25, 2002)                    2002     $ 780,000 (2)    -               -


(1) Godley Morris Group, LLC ("GMG"), of which Mr. Morris is 50% owner, Chief Executive Officer and managing partner, was paid $15,000 for reimbursement of office expenses and $9,000 for office rent. In addition, $25,000 for additional office expense reimbursement is included in accounts payable at December 31, 2004.

(2) Prior to his termination, Mr. Miller was prepaid $480,000 for services to be rendered from July 1, 2002 through April 30, 2003. The Company believes that, because Mr. Miller was terminated for cause on July 25, 2002, he was not entitled to substantially all of such amount. See "Item 12. Certain Relationships and Related Transactions - Transactions with William G. Miller."

                          LONG TERM COMPENSATION AWARDS

                                                                  NUMBER OF
                                                              SHARES UNDERLYING
NAME                                   YEAR                       OPTIONS
----                                   ----                       -------

William C. Morris                      2004                           -
                                       2003                          N/A
                                       2002                          N/A

Terry Hanson                           2004                           -
                                       2003                    1,000,000 (1)
                                       2002                           -

Charles Bradshaw                       2004                          N/A
                                       2003                    1,000,000 (1)
                                       2002                           -

William G. Miller                      2004                          N/A
                                       2003                          N/A
                                       2002                           -


(1) Options were granted outside the 2000 Stock Option Plan. The option grants of 3,000,000 shares each included 1,000,000 shares which vested when granted and 2,000,000 shares which were subject to commencement of the 2004 and 2005 racing season. Accordingly, 2,000,000 shares of each option will not vest and has been treated as forfeited. These options were forfeited as a part of the Miller litigation settlement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2004, the Company did not have any option/SAR grants.

The Company does not have a long term incentive plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                    Number of
                                                   Securities        Value of
                                                   Underlying       Unexercised
                                                   Unexercised     In-the Money
                        Shares                    Options/SARs     Options/SARs
                       Acquired                   at FY-End (#)    at FY-End ($)
                          On            Value     Exercisable/     Exercisable/
       Name          Exercise (#)   Realized ($)  Unexercisable    Unexercisable
       ----          ------------   ------------  -------------    -------------

William C. Morris          -           $    -       5,000,000       $   800,000
Terry Hanson               -           $    -              -        $        -
Charles Bradshaw           -           $    -              -        $        -
William G. Miller          -           $    -              -        $        -


DIRECTOR COMPENSATION

Directors do not currently receive compensation for the meetings they attend. It is anticipated that Directors will receive some form of compensation when the Company becomes better funded.

EMPLOYMENT AGREEMENTS

See the discussion in "Item 12. Certain Relationships and Related Transactions" regarding the employment agreement between the Company and William G. Miller.

REPRICING OPTIONS

The Company did not adjust or amend the exercise price of stock options or SAR's previously awarded during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of March 2, 2005, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's outstanding voting securities. As of March 2, 2005, there were 84,632,412 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. The amount and nature of the beneficial owner listed below is after giving effect to the settlement of the Miller litigation.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  NAME AND ADDRESS OF         AMOUNT AND NATURE OF
TITLE OF CLASS     BENEFICIAL OWNER             BENEFICIAL OWNER      % OF CLASS
--------------     ----------------             ----------------      ----------

Common             Robert Wussler                 5,846,000 (1)          6.52%
                   C/O Ted Turner Pictures
                   133 Luckie NW
                   Atlanta, GA  30303

Common             ME Durschlag                   7,401,000 (2)          8.21%
                   5403 Mc Chesney Drive
                   Charlotte, NC  28269

(1) Includes warrant for 5,000,000 shares.

(2) Includes warrant for 5,000,000 shares and options for 500,000 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 2, 2005, the most recent practicable date. As of March 2, 2005, there were 84,632,412 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                    NAME AND ADDRESS OF         AMOUNT AND NATURE OF
TITLE OF CLASS       BENEFICIAL OWNER             BENEFICIAL OWNER    % OF CLASS
--------------       -----------------            ----------------    ----------

Common          William C. Morris                   8,833,181 (1)       9.85%

Common          Terry Washburn                             --            --


Common          All officers and directors as       8,833,181           9.85%
                 a Group (2 persons)


(1) Includes warrant to acquire 5,000,000 shares and 3,592,556 shares owned by Godley Morris Group, LLC of which Mr. Morris is 50% owner, Chief Executive Officer and managing partner.

EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2004, with respect to our equity compensation plan (options outstanding have been reduced by those options which were forfeited as a result of the settlement of the Miller litigation):

                                                     NUMBER OF
                                                    SECURITIES
                                                   AWARDED PLUS
                                                     NUMBER OF
                                                    SECURITIES
                                                   TO BE ISSUED          NUMBER OF
                                                   UPON EXERCISE        SECURITIES
                                  NUMBER OF         OF OPTIONS,        TO BE ISSUED        NUMBER OF
                                 SECURITIES         WARRANTS OR        UPON EXERCISE      SECURITIES
                                 AUTHORIZED           RIGHTS          OF OUTSTANDING       REMAINING
                                FOR ISSUANCE          GRANTED            OPTIONS,          AVAILABLE
                                  UNDER THE         DURING LAST         WARRANTS OR       FOR FUTURE
NAME OF PLAN                        PLAN            FISCAL YEAR           RIGHTS           ISSUANCE
                                 ------------      ------------        -----------        -----------

Logisoft Corp. 2000
 Stock Option Plan                 3,000,000                --          1,500,000          1,500,000

Amendments to Logisoft
 Corp. 2000 Stock Option
 Plan  (1)                        12,200,000                --                 --                 --
                                 ------------      ------------        -----------        -----------
                                  15,200,000                --          1,500,000          1,500,000
                                 ============      ============        ===========        ===========

(1) The Board of Directors has approved the increase from 3,000,000 shares to 7,500,000 shares authorized for issuance by the Plan. Shareholder approval is required to authorize the increase to 7,500,000 shares. The Board of Directors approved the issuance of options for 8,800,000 shares, which were subject to Shareholder approval, and would require an additional increase of 7,700,000 shares. As a result of discontinuing operations, options for 4,300,000 shares were forfeited since they were contingent upon the race season starting in 2004 and 2005.

The amendments to the Logisoft Corp. 2000 Stock Option Plan have not been approved by the shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2004 TRANSACTIONS
-----------------
On September 9, 2004, the Company issued 15,000,000 warrants to acquire its common stock at $.10 per share to acquire IMGI. The Company's current CEO, its former Chairman of the Board of Directors and a former Advisory Director each received 5,000,000 warrants.

Administrative expenses include payments to Godley Morris Group LLC, an affiliate of the CEO, of $40,000 for office expense reimbursement; consulting fees to the Company's former Chairman of the Board of Directors in the amount of $45,000; and consulting fees and payroll to the Company's former Advisory Director in the amount of $37,500. In addition, the Company paid Godley Morris Group LLC $9,000 for office rent. Idea Sports has a rent commitment to Godley Morris Group LLC in the amount of $1,500 per month, which expires on December 31, 2005.

A related party received 850,000 shares of the Company's common stock in exchange for $22,000 which the Company owed him.

2003 AND PRIOR TRANSACTIONS
---------------------------
TRANSACTIONS WITH WILLIAM G. MILLER

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

Mr. Miller has disputed the Company's contention that he was terminated for cause. On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement is subject to court approval, which management expects to be granted.

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

A second Agreement in Principle ("AIP No. 2") on the same subject, dated August 25, 2001 was executed apparently on or about December 11, 2001, by Mr. Miller and Jon Pritchett, purportedly acting on behalf of the Company as its Chief Operating Officer. The agreement stated that the cost would be $100,000, plus the cost of the nine racing cars and three haulers to obtain the operating rights for the team, which was substantially less than amounts anticipated to be paid by other local operators. The Company contends that AIP No. 2 differs from AIP No. 1 in material respects that were not approved by the Board of Directors, that its execution was not authorized by the Company, and that it is void. Mr. Miller maintains that AIP No. 2 is an enforceable obligation of the Company. On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement is subject to court approval, which management expects to be granted.

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

Options to acquire 3,750,000 shares of the Company's common stock were forfeited as a result of the settlement of the Miller litigation.

CALE YARBOROUGH CONSULTING AGREEMENT

Mr. Yarborough, a Director until he resigned in September 2003, also served as TRAC's national spokesman. For his duties as national spokesman, Mr. Yarborough received $150,000 annually.

An option to acquire 500,000 shares of the Company's common stock was forfeited as a result of the settlement of the Miller litigation.

ITEM 13. EXHIBITS

See Exhibit Index on Page 50.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of March 31, 2005 for professional services rendered by the Company's current accountant was $6,500 for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004. The Company's prior accountant billed $27,922 for the audit of fiscal 2003 and review of Forms 10-QSB for the last quarter of fiscal 2003 and for fiscal 2004. The Company's prior accountant billed $45,865 during fiscal 2003 for the prior year audit and review of the applicable Forms 10-QSB for fiscal 2003.

Audit-Related Fees - None.

Tax Fees - None for 2004 or 2003.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2004 or fiscal 2003.

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

                                  IDEA SPORTS ENTERTAINMENT GROUP, INC.


April 11, 2005                    /s/ William C. Morris
                                  ----------------------------------------------
                                  William C. Morris, President and CEO
                                  (equivalent of Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 11, 2005                    /s/ William C. Morris
                                  ----------------------------------------------
                                  William C. Morris, Director, President and CEO


April 11, 2005                    /s/ Terry Washburn
                                  ----------------------------------------------
                                  Terry Washburn, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM IDEA SPORTS ENTERTAINMENT GROUP, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

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

16             Letter on change in certifying accountant                   N/A

18             Letter on change in accounting principles                   N/A

21             Subsidiaries of the Registrant                            Item 1

22             Published report regarding matters submitted to vote        N/A

23             Consent of experts and counsel                              N/A

24             Power of Attorney                                           N/A

31             Certification pursuant to 18 U.S.C. Section 1350
               Section 302 of the Sarbanes-Oxley Act of 2002               51

32             Certification pursuant to 18 U.S.C. Section 1350
               Section 906 of the Sarbanes-Oxley Act of 2002               52