Form 10QSB
period 2005-03-31
Idea Sports Entertainment Group, Inc.
filed 2005-05-16
CIK 777516

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                        For Quarter Ended: MARCH 31, 2005


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2005 was 119,098,982.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

               IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                        INDEX


                                                                               Page
                                                                               ----

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1. Condensed Consolidated Balance Sheet as of March 31, 2005                3

        Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and the period from
        inception (September 9, 2004) through March 31, 2005                     4

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, and the period from
        inception (September 9, 2004) through March 31, 2005                     5

        Notes to Condensed Consolidated Financial Statements                  6-12

Item 2. Management's Discussion and Analysis or Plan of Operation            13-15

Item 3. Controls and Procedures                                                 16

PART II OTHER INFORMATION                                                    17-19


                                         2

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      9,088
                                                                   ------------
     Total current assets                                                 9,088
Property and equipment, net                                               1,770
Television programs                                                      65,458
                                                                   ------------
     Total assets                                                  $     76,316
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes payable                                                    $  3,144,209
  Accounts payable                                                      213,016
  Accrued expenses                                                       30,303
  Amounts payable to related parties                                     92,837
  Accrued interest payable                                              355,992
                                                                   ------------
     Total liabilities                                                3,836,357
                                                                   ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                 --
  Common stock: $.0001 par value; authorized 500,000,000
    shares; issued 119,217,782 shares and outstanding
    119,098,982 shares                                                   11,910
  Additional paid-in capital                                         16,706,238
  Common stock warrants                                                  66,658
  Accumulated deficit                                               (20,544,847)
                                                                   ------------
     Total stockholders' deficit                                     (3,760,041)
                                                                   ------------
          Total liabilities and stockholders' deficit              $     76,316
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND THE PERIOD
FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH MARCH 31, 2005
(UNAUDITED)

                                                                                                    FROM INCEPTION
                                                                                                       (9/9/2004)
                                                                  THREE MONTHS ENDED                    THROUGH
                                                                        MARCH 31,                       MARCH 31,
                                                               2005                  2004                 2005
                                                          ---------------      ---------------      ---------------
CONTINUING OPERATIONS
Administrative expense                                    $       152,347      $            --      $       399,708
Interest expense                                                   97,489                   --              194,744
                                                          ---------------      ---------------      ---------------
     LOSS FROM CONTINUING OPERATIONS                             (249,836)                  --             (594,452)
                                                          ---------------      ---------------      ---------------
DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations                     70,242             (211,748)                  --
  Income tax benefit                                                   --                   --                   --
                                                          ---------------      ---------------      ---------------
     NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS              70,242             (211,748)                  --
                                                          ---------------      ---------------      ---------------
          NET LOSS                                        $      (179,594)     $      (211,748)     $      (594,452)
                                                          ===============      ===============      ===============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                                   $         (0.00)     $            --      $         (0.01)
  DISCONTINUED OPERATIONS                                            0.00                (0.00)                  --
                                                          ---------------      ---------------      ---------------
     TOTAL                                                $         (0.00)     $         (0.00)     $         (0.01)
                                                          ===============      ===============      ===============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                            85,336,360           63,782,412           81,555,098
                                                          ===============      ===============      ===============

                       See accompanying notes to condensed consolidated financial statements.


                                                         4

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND THE PERIOD
FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH MARCH 31, 2005
(UNAUDITED)
                                                                                                    FROM INCEPTION
                                                                                                      (9/9/2004)
                                                                  THREE MONTHS ENDED                   THROUGH
                                                                       MARCH 31,                      MARCH 31,
                                                              2005                  2004                2005
                                                         ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $      (179,594)     $      (211,748)     $      (594,452)
     Earnings (loss) from discontinued operations                 70,242             (211,748)                  --
                                                         ---------------      ---------------      ---------------
          Loss from continuing operations                       (249,836)                  --             (594,452)
     Adjustment to reconcile net loss to net
         cash used in operating activities:
       Depreciation                                                   93                   --                   93
       Accounts payable                                           28,382                   --               10,659
       Accrued expenses                                          126,533                   --              225,049
                                                         ---------------      ---------------      ---------------
     Net cash used in continuing operations                      (94,828)                  --             (358,651)
                                                         ---------------      ---------------      ---------------
     Net cash used in discontinued operations                   (163,002)             (81,667)            (163,002)
                                                         ---------------      ---------------      ---------------
          Net cash used in operations                           (257,830)             (81,667)            (521,653)
                                                         ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                   --                   --               (1,863)
                                                         ---------------      ---------------      ---------------
     Net cash used in continuing operations                           --                   --               (1,863)
                                                         ---------------      ---------------      ---------------
     Net cash used in discontinued operations                         --                   --                   --
                                                         ---------------      ---------------      ---------------
          Net cash used in investing activities                       --                   --               (1,863)
                                                         ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                  261,227                   --              497,652
  Loans from related parties                                       3,000                   --               32,500
  Cash received in acquisition of IMGI                                --                   --                1,200
                                                         ---------------      ---------------      ---------------
     Net cash from continuing operations                         264,227                   --              531,352
                                                         ---------------      ---------------      ---------------
     Net cash from discontinued operations                            --                   --                   --
                                                         ---------------      ---------------      ---------------
          Net cash provided by financing activities              264,227                   --              531,352
                                                         ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               6,397              (81,667)               7,836
CASH AND CASH EQUIVALENTS, beginning of period                     2,691               88,668                1,252
                                                         ---------------      ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                 $         9,088      $         7,001      $         9,088
                                                         ===============      ===============      ===============

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

         Idea Sports acquired IMGI and Gaming, both of which are non-operating development stage enterprises within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit.

         On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc.

         Maxx, through TRAC, planned to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company are presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by SFAS No. 7. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Accordingly, all prior operations from this business activity are classified as discontinued operations in the accompanying condensed consolidated financial statements.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004, which is included in the Company's Form 10-KSB for the year ended December 31, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         NOTE 2--GOING CONCERN
         ---------------------

         The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

         Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $594,452 through March 31, 2005. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

         In addition, current liabilities of the Company exceed its assets by approximately $3,760,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

         NOTE 3--ACQUISITIONS
         --------------------

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

         On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event these programs generate $2,000,000 in gross revenue within 36 months of closing, the sellers of the programs would receive additional warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10. The transaction was valued at $65,458 using the Black-Scholes option pricing model.

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

         In March 2005, the Company and all other parties to the litigation agreed to dismiss with prejudice all claims and counterclaims (note 9). As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of

         March 31, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure included under stock option plans below.

         SFAS No. 123 pro forma numbers are as follows for the three months ended March 31, 2005 and 2004, and for the period from inception (September 9, 2004) through March 31, 2005:

                                                                                           From
                                                                                        inception
                                                                                        (9/9/2004)
                                                                                          through
                                                                         March 31,       March 31,
                                                            2005           2004             2005
                                                        -----------      ---------      -----------
           Net loss, as reported                      $    (179,594)     $(211,748)     $  (594,452)

         Add:  Stock-based employee compensation
         expense determined under fair value based
         method for all awards                                   --       (138,552)              --

         Deduct:  Stock-based employee compensation
         included in reported net loss                           --             --               --
                                                        -----------      ---------      -----------

         Pro forma net loss                             $  (179,594)     $(350,300)     $  (594,452)
                                                        ===========      =========      ===========

         Basic and diluted net loss per share:
           Pro forma                                    $      (.00)     $    (.01)     $      (.01)
           As reported                                  $      (.00)     $    (.00)     $      (.01)


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

         NOTE 6--NOTES PAYABLE
         ---------------------

         a)       In April 2003, holders of $1,645,000 of the $2,270,000
                  convertible notes payable agreed to extend the maturity date of their respective notes from August 31, 2003 to March 1, 2004. In addition, certain holders of the notes increased the principal amount of their notes by an aggregate amount of $765,250. A 10% loan origination fee was paid on the increased principal balances through the issuance of 306,100 shares of the Company's common stock to the holders of the notes at $.25 per share. The origination fee of $76,525 was amortized over the terms of the convertible notes payable. Notes in the aggregate principal amount of $625,000 bear interest at 8% per annum, require quarterly interest payments, and matured August 31, 2003. The remaining notes, in the aggregate principal amount of $2,410,250, bear interest at 8% per annum, require quarterly interest payments, and matured March 1, 2004. Each note is convertible into common stock of the Company at the rate of $.20 per share. The common stock issuable upon conversion of the convertible notes payable is restricted and may only be sold in compliance with Rule 144 of the Securities Act of 1933, as amended. Since the acquisition of IMGI, the note holders have loaned the Company an additional $533,959 under the same terms as the original notes. During March 2005, the Company issued 34,466,570 shares of common stock in payment of $470,000 in note principal and $97,215 in related accrued interest.

                  At March 31, 2005, the Company owed accrued interest on the notes of $355,925 and has not made any scheduled quarterly interest payments since May 2003. All remaining notes are currently in default and are accruing interest at the default rate of 12%, since the default occurred.

         b) In September 2004, the Company issued its 8% convertible note payable in the amount of $37,500, which is payable in cash until May 1, 2005. After May 1, 2005, the note can be converted into the Company's common stock at $.04 per share.

         c) In March 2005, the Company issued a note payable in the amount of $7,500 which is due on demand and is accruing interest at 8%.

         NOTE 7--COMMITMENTS AND CONTINGENCIES
         -------------------------------------

         On August 26, 2003, when the Board of Directors of the Company discontinued racing operations, the Company was a party to the following agreements:

         o        Racing Car Design and Construction Agreement
         o        Team Sales Brokerage Agreement
         o        Broadcasting Agreement
         o        Office Lease

         Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the year ended December 31, 2004 and 2003.

         NOTE 8--RELATED PARTIES
         -----------------------

         The Company has received loans and advances, principally for services, from certain individuals considered to be related parties. The amount due to these parties is as follows:

                  Legal fees owed G. David Gordon, attorney,
                    creditor and stockholder                           $  89,837
                  Other                                                    3,000
                                                                       ---------

                  Total                                                $  92,837
                                                                       =========

         NOTE 9--LEGAL
         -------------

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, the Company has been attempting to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, the Company ceased one development stage and commenced a new development stage operation.

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

         GOING CONCERN FACTORS--LIQUIDITY

         The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

         Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $594,452 through March 31, 2005. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

         In addition, current liabilities of the Company exceed its assets by approximately $3,760,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

         DISCONTINUED OPERATIONS

         The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

                  o        Racing Car Design and Construction Agreement
                  o        Team Sales Brokerage Agreement
                  o        Broadcasting Agreement
                  o        Office Lease

         Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the year ended December 31, 2004 and 2003.

         The Company recognized income of $70,242 during the three months ended March 31, 2005, and a loss of $211,748 during the three months ended March 31, 2004, from its discontinued operations. The income in 2005 was a result of the Company being relieved of certain previously recorded liabilities when all parties agreed to dismiss with prejudice all claims and counterclaims in the litigation discussed in note 9.

         CURRENT OPERATIONS

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

         On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event the programs generate $2,000,000 in gross revenue within 36 months of closing, the sellers of the programs would receive additional warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10.

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

         (a) Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls

         Other than as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2005, the Company issued 34,466,570 shares of its common stock in payment of $470,000 in convertible note principal, $97,215 in accrued interest and $47,937 of reimbursable legal fees. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                      IDEA SPORTS ENTERTAINMENT GROUP, INC.



May 11, 2005                          By: /s/ William C. Morris
                                      ------------------------------------------
                                      William C. Morris, Chief Executive Officer
                                      and principal financial and accounting
                                      officer