Form 10QSB
period 2005-06-30
Idea Sports Entertainment Group, Inc.
filed 2005-09-01
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: JUNE 30, 2005


                         Commission File Number: 0-23100


                      IDEA SPORTS ENTERTAINMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                        22-2649848
      (State of Incorporation)                           (IRS Employer ID No)


                          P.O. BOX 26, SANTEE, SC 29142
                     (Address of principal executive office)

                       800 WEST MAIN, LAKE CITY, SC 29560
                 (Former address of principal executive office)

                                 (803) 854-3530
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of July 31, 2005 was 127,798,982.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

             IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Balance Sheet as of June 30, 2005         3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2005 and 2004                        4

           Condensed Consolidated Statements of Operations for the six
           months ended June 30, 2005 and 2004 and the period from
           inception (September 9, 2004) through June 30, 2005              5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2005 and 2004, and the period from
           inception (September 9, 2004) through June 30, 2005              6

           Notes to Condensed Consolidated Financial Statements           7-13

Item 2.    Management's Discussion and Analysis or Plan of Operation      14-17

Item 3.    Controls and Procedures                                         18

PART II    OTHER INFORMATION                                              19-21


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $     25,625
                                                                      -------------
     Total current assets                                                   25,625
Property and equipment, net                                                  1,677
Investment in joint venture                                                 84,691
Investment in Vegas Roll'em(TM)                                            295,544
Television programs                                                         65,458
                                                                      -------------
     Total assets                                                     $    472,995
                                                                      =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes payable                                                       $  3,248,373
  Accounts payable                                                         379,261
  Accrued expenses                                                           5,500
  Accrued interest payable                                                 451,391
                                                                      -------------
     Total liabilities                                                   4,084,525
                                                                      -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                            --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 127,917,782 shares and outstanding 127,798,982 shares            12,780
  Additional paid-in capital                                            17,157,404
  Common stock warrants                                                     66,658
  Accumulated deficit                                                  (20,848,372)
                                                                      -------------
     Total stockholders' deficit                                        (3,611,530)
                                                                      -------------
          Total liabilities and stockholders' deficit                 $    472,995
                                                                      =============

See accompanying notes to condensed consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              2005            2004
                                                           ----------      ----------
CONTINUING OPERATIONS
Administrative expense                                     $ 158,125       $      --
Equity in joint venture loss                                  50,000              --
Interest expense                                              95,399              --
                                                           ----------      ----------
     LOSS FROM CONTINUING OPERATIONS                        (303,524)             --
                                                           ----------      ----------
DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations                    --        (118,542)
  Income tax benefit                                              --              --
                                                           ----------      ----------
     NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS             --        (118,542)
                                                           ----------      ----------
          NET LOSS                                         $(303,524)      $(118,542)
                                                           ==========      ==========

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                                    $   (0.00)      $      --
  DISCONTINUED OPERATIONS                                         --           (0.00)
                                                           ----------      ----------
     TOTAL                                                 $   (0.00)      $   (0.00)
                                                           ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED (THOUSANDS)                            123,519.9        63,782.4
                                                           ==========      ==========

See accompanying notes to condensed consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2005
(UNAUDITED)

                                                                                         FROM INCEPTION
                                                                                            (9/9/2004)
                                                                SIX MONTHS ENDED             THROUGH
                                                                    JUNE 30,                 JUNE 30,
                                                              2005            2004            2005
                                                           ----------      ----------      ----------
CONTINUING OPERATIONS
Administrative expense                                     $ 310,472       $      --       $ 557,833
Equity in joint venture loss                                  50,000              --          50,000
Interest expense                                             192,889              --         290,144
                                                           ----------      ----------      ----------
     LOSS FROM CONTINUING OPERATIONS                        (553,361)             --        (897,977)
                                                           ----------      ----------      ----------
DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations                70,242        (330,290)             --
  Income tax benefit                                              --              --              --
                                                           ----------      ----------      ----------
     NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS         70,242        (330,290)             --
                                                           ----------      ----------      ----------
          NET LOSS                                         $(483,119)      $(330,290)      $(897,977)
                                                           ==========      ==========      ==========

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                                    $   (0.00)      $      --       $   (0.01)
  DISCONTINUED OPERATIONS                                       0.00           (0.01)             --
                                                           ----------      ----------      ----------
     TOTAL                                                 $   (0.00)      $   (0.01)      $   (0.01)
                                                           ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED (THOUSANDS)                            104,533.6        63,782.4        94,544.2
                                                           ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2005
(UNAUDITED)
                                                                                          FROM INCEPTION
                                                                                             (9/9/2004)
                                                                 SIX MONTHS ENDED             THROUGH
                                                                     JUNE 30,                 JUNE 30,
                                                               2005            2004            2005
                                                            ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(483,119)      $(330,290)      $(897,977)
     Earnings (loss) from discontinued operations              70,242        (330,290)             --
                                                            ----------      ----------      ----------
          Loss from continuing operations                    (553,361)             --        (897,977)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Depreciation                                               186              --             186
       Equity in joint venture loss                            50,000              --          50,000
       Accounts payable                                       104,613              --          86,891
       Accrued expenses                                       197,130              --         295,646
                                                            ----------      ----------      ----------
     Net cash used in continuing operations                  (201,432)             --        (465,254)
                                                            ----------      ----------      ----------
     Net cash used in discontinued operations                (163,002)        (87,346)       (163,002)
                                                            ----------      ----------      ----------
          Net cash used in operations                        (364,434)        (87,346)       (628,256)
                                                            ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                --              --          (1,863)
  Investment in joint venture                                (115,500)             --        (115,500)
                                                            ----------      ----------      ----------
     Net cash used in continuing operations                  (115,500)             --        (117,363)
                                                            ----------      ----------      ----------
     Net cash used in discontinued operations                      --              --              --
                                                            ----------      ----------      ----------
          Net cash used in investing activities              (115,500)             --        (117,363)
                                                            ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                               367,692              --         604,117
  Loans from related parties                                      175              --          29,675
  Sale of common stock                                        135,000              --         135,000
  Cash received in acquisition of IMGI                             --              --           1,200
                                                            ----------      ----------      ----------
     Net cash provided by continuing operations               502,867              --         769,992
                                                            ----------      ----------      ----------
     Net cash provided by discontinued operations                  --              --              --
                                                            ----------      ----------      ----------
          Net cash provided by financing activities           502,867              --         769,992
                                                            ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           22,933         (87,346)         24,373
CASH AND CASH EQUIVALENTS, beginning of period                  2,692          88,668           1,252
                                                            ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, end of period                    $  25,625       $   1,322       $  25,625
                                                            ==========      ==========      ==========

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


NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Idea Sports Entertainment Group, Inc. ("Idea Sports") (formerly Team Sports Entertainment, Inc.) and its wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. IMGI, Poker and Gaming represent the continuing operations of the Company and the current development stage operations.

Idea Sports acquired IMGI on September 9, 2004 and Gaming on October 27, 2004, both of which are non-operating development stage enterprises within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit.

Idea Sports is a company devoted to the creation, development and acquisition of innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through both strategic partnerships with film and distribution companies, as well as, growing Internet distribution channels.

As discussed in note 3, Poker was acquired at the end of June 2005 and its principal asset is Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"), an internet based proprietary fantasy football format.

On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc.

Maxx, through TRAC, planned to own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Company were presented as those of a development stage enterprise, from its inception (May 15, 2001), as prescribed by SFAS No. 7. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Accordingly, all prior operations from this business activity are classified as discontinued operations in the accompanying condensed consolidated financial statements.

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

NOTE 2--GOING CONCERN
---------------------

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which was in the development stage for its planned racing operation since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $897,977 through June 30, 2005. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its assets by approximately $3,612,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3--ACQUISITIONS AND JOINT VENTURE
--------------------------------------

On April 19, 2005, the Company entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "P3 strip"). InnoZen has experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. The Company has the ability to locate athletes for testing the efficacy of the P3 strips in athletes and to assist in obtaining endorsements for the P3 strips by well-known athletes and coaches. The Company contributed $115,500 in cash and 250,000 shares of its common stock, valued at $19,191 using the Black-Scholes valuation model, for its 50% interest in the joint venture. The Company is required to issue an additional 250,000 shares of its common stock upon completion of the development of a saleable product.

As of June 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product.

As of August 2, 2005, the joint venture has produced initial P3 strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The P3 strips have been produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

Management of the Company currently anticipates that P3 strips will be available during the fourth quarter of 2005.

On June 28, 2005, the Company issued 3,850,000 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). In January 2005, the Rules of Competition for Vegas Roll'em received a copyright from the United States Copyright Office. This format allows live filming of the high stakes action as it unfolds. Each player will have a roll of the dice to determine which of his players will make up his team. This will add a unique twist to the game.

According to the Fantasy Sports Trade Association, fantasy football was played by nearly fifteen million participants last year. This internet-based phenomenon has created a four billion dollar industry.

On July 21, 2005, the Company retained the services of veteran poker and fantasy sports executive, Tom Elias, to manage its Las Vegas-based Vegas Roll'em. Mr. Elias has over seventeen years experience producing fantasy sports and poker tournaments.


NOTE 4--DISCONTINUED OPERATIONS
-------------------------------

The Company, which was in the development stage for its planned racing operations since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation.

The Company realized a loss from its discontinued operations of $671,289 in 2004. The loss is primarily the interest expense and selling, general and administrative costs associated with attempting to implement the business plan.

In March 2005, the Company and all other parties to the litigation, described in note 9, agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242.

NOTE 5--STOCK OPTIONS AND WARRANTS
----------------------------------

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

SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that would be included in pro forma results. These amounts would not be reflected in the Company's consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of previous options granted to the Company employees, board of directors, advisory committee members, and consultants.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of June 30, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure required by SFAS No 123.

SFAS No. 123 pro forma numbers are the same for the three and six months ended June 30, 2005 and 2004, and for the period from inception (September 9, 2004) through June 30, 2005 as the historical net loss reported. Accordingly, no proforma disclosure is required.

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

At June 30, 2005, there were options and warrants outstanding which would allow the holders to acquire 2,250,000 shares of the Company's common stock at $1.00 per share. The options generally expire in 2006.

At June 30, 2005, there were warrants outstanding which would allow the holder to acquire 17,500,000 shares of the Company's common stock at $.10 pr share, which expire in 2007. In the event the revenues of certain associated operations of the Company achieve certain revenue goals before the warrants expire, the holders are entitled to double the number of their existing warrants.

NOTE 6--NOTES PAYABLE
---------------------

a) The Company has funded operations since September 2002, with convertible notes. Since March 1, 2004, all of these notes have been in default. All were convertible into the Company's common stock at the rate of $.20 per share and all bear interest at the default rate of 12%, since the event of default. In March 2005, the Company reduced the exchange rate from $.20 per share to $.10 per share. The following summarizes the activity of the convertible notes during fiscal 2005:

                                                                      Convertible         Accrued
                                                                        Notes (1)         Interest
                                                                        ---------         --------
         Balance, January 1, 2005                                     $ 3,271,675       $   355,717
         New loan proceeds/interest accrued                               441,499           192,598
         Issued 36,066,570 shares of common stock for payment of
              convertible notes and accrued interest                     (472,301)          (97,215)
                                                                      ------------      ------------
         Convertible notes balance, June 30, 2005                       3,240,873           451,100
         Other note                                                         7,500               291
                                                                      ------------      ------------
              Total                                                   $ 3,248,373       $   451,391
                                                                      ============      ============

         (1) Includes one note in the principal amount of $37,500 which is convertible into the Company's common stock at the rate of $.04 per share.

b) In March 2005, the Company issued a note payable in the amount of $7,500 which is due on demand and is accruing interest at 8%.


NOTE 7--COMMITMENTS AND CONTINGENCIES
-------------------------------------

On August 26, 2003, when the Company discontinued its racing operations, the Company was a party to the following agreements:

         o        Racing Car Design and Construction Agreement
         o        Team Sales Brokerage Agreement
         o        Broadcasting Agreement
         o        Office Lease

Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the years ended December 31, 2004 and 2003.

NOTE 8--RELATED PARTIES
-----------------------

The Company has had transaction with and received loans from certain individuals considered to be related parties. The amount due to these parties is as follows:

                                                           Convertible      Accrued
                                                              Notes        Interest
                                                              -----        --------
         Charles W. Clark, Interim CEO                      $249,377      $ 24,904
         William C. Morris, Former CEO and Director(1)       646,276       116,264
                                                            --------      --------
              Total                                         $895,653      $141,168
                                                            ========      ========

         (1) Includes company controlled by Mr. Morris.

Included in accounts payable is $1,500 for rent owed to Godley Morris Group LLC, which is controlled by Mr. Morris and $8,868 owed to Mr. Morris for travel expense reimbursements.

Godley Morris Group LLC, also received $9,000 for rent during the six months ended June 30, 2005.


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

On March 15, 2005, all parties to both of the matters described above agreed to dismiss with prejudice all claims and counterclaims. The final settlement is subject to court approval, which management expects to be granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, which was in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, the Company has been attempting to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, the Company ceased one development stage and commenced a new development stage operation.

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

On April 19, 2005, the Company entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "P3 strip"). InnoZen has experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. The Company has the ability to locate athletes for testing the efficacy of the P3 strips in athletes and to assist in obtaining endorsements for the P3 strips by well-known athletes and coaches. The Company contributed $115,500 in cash and 250,000 shares of its common stock, valued at $19,191 using the Black-Scholes valuation model, for its 50% interest in the joint venture. The Company is required to issue an additional 250,000 shares of its common stock upon completion of the development of a saleable product.

On June 28, 2005, the Company issued 3,850,000 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). In January 2005, the Rules of Competition for Vegas Roll'em received a copyright from the United States Copyright Office. This format allows live filming of the high stakes action as it unfolds. Each player will have a roll of the dice to determine which of his players will make up his team. This will add a unique twist to the game.

GOING CONCERN FACTORS--LIQUIDITY

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. The Company, which was in the development stage for its planned racing operation since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company has ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $897,977 through June 30, 2005. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its assets by approximately $3,612,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

DISCONTINUED OPERATIONS

The Company, which was in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004. While the Company does not expect any additional liability, the following agreements were in place when the Company discontinued its racing operation:

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

The Company recognized income of none and $70,242 during the three and six months ended June 30, 2005, respectively, and a loss of $118,542 and $330,290 during the three and six months ended June 30, 2004, respectively, from its discontinued operations. The income in 2005 was a result of the Company being relieved of certain previously recorded liabilities when all parties agreed to dismiss with prejudice all claims and counterclaims in the litigation discussed in note 9.

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

On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI; on October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League"; and on October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming. IMGI has been involved in the subsequent acquisitions discussed below, the development of the two television programs is in process and Gaming is still inactive.

As of June 30, 2005, the joint venture with InnoZen had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product.

As of August 2, 2005, the joint venture has produced initial P3 strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The P3 strips have been produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

Management of the Company currently anticipates that P3 strips will be available during the fourth quarter of 2005.

On June 28, 2005, the Company issued 3,850,000 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, Vegas Roll'em. In January 2005, the Rules of Competition for Vegas Roll'em received a copyright from the United States Copyright Office. This format allows live filming of the high stakes action as it unfolds. Each player will have a roll of the dice to determine which of his players will make up his team. This will add a unique twist to the game.

According to the Fantasy Sports Trade Association, fantasy football was played by nearly fifteen million participants last year. This internet-based phenomenon has created a four billion dollar industry.

On July 21, 2005, the Company retained the services of veteran poker and fantasy sports executive, Tom Elias, to manage its Las Vegas-based Vegas Roll'em. Mr. Elias has over seventeen years experience producing fantasy sports and poker tournaments.

ITEM 3. CONTROLS AND PROCEDURES

     The Company discontinued its planned racing operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2005, the Company issued 36,066,570 shares of its common stock in payment of $472,301 in convertible note principal, $97,215 in accrued interest and $47,937 of reimbursable legal fees.

During April 2005, the Company issued 3,000,000 shares of its common stock for $135,000 in cash. In addition, during April 2005, the Company issued 250,000 shares of its common stock as partial consideration for its investment in a joint development venture. The shares were valued at $19,191. On June 28, 2005, the Company issued 3,850,000 shares of its common stock to acquire Poker in a transaction valued at $295,544.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                       IDEA SPORTS ENTERTAINMENT GROUP, INC.



August 29, 2005                        By: /s/ Charles W. Clark
                                           -------------------------------------
                                       Charles W. Clark, Chief Executive Officer
                                       and principal financial and accounting
                                       officer