Form 10QSB
period 2005-09-30
Idea Sports Entertainment Group, Inc.
filed 2005-11-21
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                      For Quarter Ended: SEPTEMBER 30, 2005


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2005 was 131,398,982.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

             IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Balance Sheet as of September 30, 2005       3

           Condensed Consolidated Statements of Operations for the
            three months ended September 30, 2005 and 2004                     4

           Condensed Consolidated Statements of Operations for the
            nine months ended September 30, 2005 and 2004                      5

           Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2005 and 2004                      6

           Notes to Condensed Consolidated Financial Statements             7-13

Item 2.    Management's Discussion and Analysis or Plan of Operation       14-17

Item 3.    Controls and Procedures                                            18

PART II    OTHER INFORMATION                                               19-21

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     57,395
  Accounts receivable                                                       337
                                                                   ------------
     Total current assets                                                57,732
Property and equipment, net                                               1,584
Investment in joint venture                                              59,691
Investment in Vegas Roll'em(TM)                                         295,544
Television programs                                                      65,458
                                                                   ------------
     Total assets                                                  $    480,009
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes payable                                                    $  3,443,537
  Accounts payable                                                      391,060
  Accrued expenses                                                      106,800
  Accounts payable - related party                                       22,803
  Accrued interest payable                                              553,517
                                                                   ------------
     Total liabilities                                                4,517,717
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 127,917,782 shares and outstanding 127,798,982 shares         13,140
  Additional paid-in capital                                         17,408,684
  Common stock warrants                                                   1,200
  Accumulated deficit                                               (21,460,732)
                                                                   ------------
     Total stockholders' deficit                                     (4,037,708)
                                                                   ------------
          Total liabilities and stockholders' deficit              $    480,009
                                                                   ============

See accompanying notes to condensed consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2005 and 2004
(Unaudited)

                                                             2005              2004
                                                         -------------    -------------
REVENUE                                                  $       6,305    $          --
                                                         -------------    -------------

COSTS AND EXPENSES
Selling, general and administrative expense                    391,447           48,713
Equity in joint venture loss                                    25,000               --
Interest expense                                               103,016               --
                                                         -------------    -------------
     Total costs and expenses                                  519,463           48,713
                                                         -------------    -------------
     Loss from continuing operations                          (513,158)         (48,713)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                            (99,202)         (97,974)
  Income tax benefit                                                --               --
                                                         -------------    -------------
     Net loss from discontinued operations                     (99,202)         (97,974)
                                                         -------------    -------------
          Net loss                                       $    (612,360)   $    (146,687)
                                                         =============    =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  Continuing operations                                  $       (0.00)   $       (0.00)
  Discontinued operations                                        (0.00)           (0.00)
                                                         -------------    -------------
     Total                                               $       (0.00)   $       (0.00)
                                                         =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     127,877,243       63,782,412
                                                         =============    =============


See accompanying notes to condensed consolidated financial statements.





IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2005 and 2004
(Unaudited)


                                                             2005              2004
                                                         -------------    -------------

REVENUES                                                 $       6,305    $          --
                                                         -------------    -------------

COSTS AND EXPENSES
Selling, general and administrative expense                    701,919           48,713
Equity in joint venture loss                                    75,000               --
Interest expense                                               295,905               --
                                                         -------------    -------------
     Total costs and expenses                                1,072,824           48,713
                                                         -------------    -------------
          Loss from continuing operations                   (1,066,519)         (48,713)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                            (28,960)        (428,264)
  Income tax benefit                                                --               --
                                                         -------------    -------------
     Net loss from discontinued operations                     (28,960)        (428,264)
                                                         -------------    -------------
          Net loss                                       $  (1,095,479)   $    (476,977)
                                                         =============    =============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  Continuing operations                                  $       (0.01)   $       (0.00)
  Discontinued operations                                        (0.00)           (0.01)
                                                         -------------    -------------
     Total                                               $       (0.01)   $       (0.01)
                                                         =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     112,400,315       63,782,412
                                                         =============    =============



See accompanying notes to condensed consolidated financial statements.




IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Unaudited)


                                                            2005            2004
                                                         -----------    -----------

Cash flows from operating activities
Net loss                                                 $(1,095,479)   $  (476,977)
     Loss from discontinued operations                       (28,960)      (428,264)
                                                         -----------    -----------
          Loss from continuing operations                 (1,066,519)       (48,713)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Depreciation                                              279             --
       Equity in joint venture loss                           75,000             --
       Common stock issued for consulting services           186,182             --
       Accounts receivable                                      (337)            --
       Other assets                                               --           (786)
       Accounts payable                                      (81,816)        20,863
       Accrued expenses                                      400,555          1,147
                                                         -----------    -----------
     Net cash used in continuing operations                 (486,656)       (27,489)
                                                         -----------    -----------
     Net cash used in discontinued operations                (63,800)       (87,415)
                                                         -----------    -----------
          Net cash used in operations                       (550,456)      (114,904)
                                                         -----------    -----------

Cash flows from investing activities
  Investment in joint venture                               (115,500)            --
                                                         -----------    -----------
     Net cash used in continuing operations                 (115,500)            --
                                                         -----------    -----------
     Net cash used in discontinued operations                     --             --
                                                         -----------    -----------
          Net cash used in investing activities             (115,500)            --
                                                         -----------    -----------

Cash flows from financing activities
  Loan proceeds                                              570,356         37,500
  Loan repayment                                              (7,500)            --
  Loans from related parties                                  22,803             --
  Sale of common stock                                       135,000             --
  Employee advances                                               --         (8,800)
                                                         -----------    -----------
     Net cash provided by continuing operations              720,659         28,700
                                                         -----------    -----------
     Net cash provided by discontinued operations                 --             --
                                                         -----------    -----------
          Net cash provided by financing activities          720,659         28,700
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents          54,703        (86,204)
Cash and cash equivalents, beginning of period                 2,692         88,668
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $    57,395    $     2,464
                                                         ===========    ===========

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


NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Idea Sports Entertainment Group, Inc. ("Idea Sports") (formerly Team Sports Entertainment, Inc.) and its wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. IMGI, Poker and Gaming represent the continuing operations of the Company. On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc.

Idea Sports acquired IMGI on September 9, 2004 and Gaming on October 27, 2004. Gaming is currently inactive and IMGI is devoting its time to management of the initial operations of Poker and the InnoZen, Inc. joint venture discussed below.

Idea Sports is a company devoted to the creation, development and acquisition of innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through partnerships with film and distribution companies and Internet distribution channels. In addition, Idea Sports is creating and developing other projects in the sports and entertainment fields.

As discussed in note 3, Poker was acquired at the end of June 2005 and its principal asset is Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"), an Internet based proprietary fantasy football format. Vegas Roll'em commenced operations during the quarter ended September 30, 2005, with its initial sales to participants.

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


NOTE 2--GOING CONCERN
---------------------

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company, which was in the development stage for its planned racing operation from its inception, May 15, 2001, accumulated a net loss of $15,054,021 through December 31, 2003. The Company ceased its plans to begin a racing league and all related operations were discontinued. This discontinued operation also had a loss of $671,289 during the year ended December 31, 2004.

Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired several new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $1,095,479 through September 30, 2005. The Company has commenced operations; however, revenues to date have not been adequate to fund operating expenses. A group of the note holders have agreed to advance funds on a limited basis to allow the Company an opportunity to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its current assets by approximately $4,460,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture has produced initial P3 strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The P3 strips have been produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

The Company is currently developing an agreement for an initial production lot with a contract manufacturer, including primary packaging. Management of the Company currently anticipates that P3 strips will be available by the end of the fourth quarter of 2005 or early in 2006.

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

On July 21, 2005, the Company retained the services of veteran poker and fantasy sports executive, Tom Elias, to manage its Las Vegas-based Vegas Roll'em. Mr. Elias has over seventeen years experience producing fantasy sports and poker tournaments. The Company began its initial sales and commenced operations during the quarter ended September 30, 2005.

On September 28, 2005, the Company completed the modification of its television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 1,750,000 shares of the Company's common stock at $.10 per share were cancelled and the Company issued 3,600,000 shares of its common stock to the seller of the programs. The 3,600,000 shares of common stock were valued at $251,640, utilizing the black-scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

NOTE 4--DISCONTINUED OPERATIONS
-------------------------------

The Company, which was in the development stage for its planned racing operations from its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation.

The Company realized a loss from its discontinued operations of $671,289 in 2004. The loss is primarily the interest expense and selling, general and administrative costs associated with attempting to implement the business plan.

In March 2005, the Company and all other parties to the litigation, described in note 9, agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, during the first quarter of 2005 and recorded an additional $99,202 in legal fees during the third quarter of 2005, which resulted in a net loss from discontinued operations of $99,202 and $28,960 during the three and nine month periods ended September 30, 2005, respectively.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of September 30, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure required by SFAS No 123.

SFAS No. 123 pro forma numbers are the same for the three and nine months ended September 30, 2005 and 2004, as the historical net loss reported. Accordingly, no proforma disclosure is required.

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

At September 30, 2005, there were options and warrants outstanding which would allow the holders to acquire 2,250,000 shares of the Company's common stock at $1.00 per share. The options generally expire in 2006.

At September 30, 2005, there were warrants outstanding which would allow the holder to acquire 15,750,000 shares of the Company's common stock at $.10 per share, which expire in 2007. In the event the revenues of certain associated operations of the Company achieve certain revenue goals before the warrants expire, the holders are entitled to double the number of their existing warrants. Warrants which would allow the holder to acquire 1,750,000 shares of the Company's common stock were cancelled as a part of the amendment of the television program purchase agreement discussed in note 3.

NOTE 6--NOTES PAYABLE
---------------------

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


                                                    Convertible      Accrued
                                                     Notes (1)       Interest
                                                    ------------   ------------
Balance, January 1, 2005                            $  3,271,675   $    355,717
New loan proceeds/interest accrued                       644,163        295,015
Issued 36,066,570 shares of common stock
  for payment of convertible notes and
  accrued interest                                      (472,301)       (97,215)
                                                    ------------   ------------
Balance, September 30, 2005                         $  3,443,537   $    553,517
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

NOTE 8--RELATED PARTIES
-----------------------

The Company has had transaction with and received loans from certain individuals considered to be related parties. The amount due to these parties is as follows:

                                                    Convertible       Accrued
                                                       Notes          Interest
                                                    ------------   ------------
Charles W. Clark, Interim CEO                       $    254,877   $     32,503
William C. Morris, Former CEO and Director(1)            646,276        135,811
                                                    ------------   ------------
Total                                               $    901,153   $    168,314
                                                    ============   ============

(1) Includes company controlled by Mr. Morris.

Included in accounts payable - related party is $22,803 for expenses advanced by Mr. Clark.

Godley Morris Group LLC, which is controlled by Mr. Morris, received $9,000 for rent during the nine months ended September 30, 2005.


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

On March 15, 2005, all parties to both of the matters described above agreed to dismiss with prejudice all claims and counterclaims. The final settlement was approved by the court in Georgia on September 20, 2005, and the court in Delaware on September 21, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, which was in the development stage for its planned racing operation from its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, the Company was attempting to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, the Company ceased one development stage and commenced a new development stage operation.

IMGI was a development stage company with no prior operations when it was acquired on September 9, 2004. IMGI was formed to create, develop and acquire innovative motion pictures and television programming in the sports and family genre. These unique and commercial entertainment properties are designed to appeal to the sports enthusiast and are to be distributed domestically and internationally through partnerships with film and distribution companies and Internet distribution channels.

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

On June 28, 2005, the Company issued 3,850,000 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). In January 2005, the Rules of Competition for Vegas Roll'em received a copyright from the United States Copyright Office. This format allows live filming of the high stakes action as it unfolds. Each player will have a roll of the dice to determine which of his players will make up his team. This will add a unique twist to the game. Vegas Roll'em commenced operations during the quarter ended September 30, 2005.

On September 28, 2005, the Company completed the modification of its television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 1,750,000 shares of the Company's common stock at $.10 per share were cancelled and the Company issued 3,600,000 shares of its common stock to the seller of the programs. The 3,600,000 shares of common stock were valued at $251,640, utilizing the black-scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GOING CONCERN FACTORS--LIQUIDITY

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company, which was in the development stage for its planned racing operation from its inception, May 15, 2001, accumulated a net loss of $15,054,021 through December 31, 2003. The Company ceased its plans to begin a racing league and all operations were discontinued. This discontinued operation had a loss of $671,289 during the year ended December 31, 2004.

Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired several new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $344,616 through December 31, 2004 and a total of $1,095,479 through September 30, 2005. The Company has commenced operations; however, revenues to date have not been adequate to fund operating expenses. A group of the note holders have agreed to advance funds on a limited basis to allow the Company an opportunity to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its current assets by approximately $4,460,000, and its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

DISCONTINUED OPERATIONS

The Company, which was in the development stage for its planned racing operation from its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation also had a loss of $671,289 during the year ended December 31, 2004. The following agreements were in place when the Company discontinued its racing operation:

     o Racing Car Design and Construction Agreement
     o Team Sales Brokerage Agreement
     o Broadcasting Agreement
     o Office Lease

Management of the Company does not believe the Company has any remaining liability under these agreements. Additional detail regarding these agreements can be found in the Company's Form 10-KSB for the year ended December 31, 2004 and 2003.

In March 2005, the Company and all other parties to the litigation, described in note 9, agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in legal fees, during the first quarter of 2005 and recorded an additional $99,202 in legal fees during the third quarter of 2005, which resulted in a net loss from discontinued operations of $99,202 and $28,960 during the three and nine month periods ended September 30, 2005, respectively.

CURRENT OPERATIONS

The Company is a concept development company that internally creates projects in the fields of professional sports, motor sports, motion pictures, animated films, publishing, television, radio, licensed merchandise, direct-to-retail videos and international entertainment for distribution into the global marketplace.

Through various partnerships, joint ventures and wholly-owned subsidiaries, the Company develops unique content through its internal creative team and then partners with individuals and corporations already established in the respective field or industry for which the project was created which increases the viability that the project will be successful and profitable. The Company's business model involves negotiating a revenue share agreement with its individual and corporate partners to minimize the up front development costs associated with each project that has been created which minimizes the risk associated with developing a profitable business unit for the Company.

On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI; on October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League"; and on October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming. IMGI has been involved in the management of the Company's acquisition. Gaming is still inactive.

As of September 30, 2005, the joint venture with InnoZen had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture has produced initial P3 strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The P3 strips have been produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

The Company is currently developing an agreement for an initial production lot with a contract manufacturer, including primary packaging. Management of the Company currently anticipates that P3 strips will be available by the end of the fourth quarter of 2005 or early in 2006.

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

On July 21, 2005, the Company retained the services of veteran poker and fantasy sports executive, Tom Elias, to manage its Las Vegas-based Vegas Roll'em. Mr. Elias has over seventeen years experience producing fantasy sports and poker tournaments. The Company began its initial sales during the quarter ended September 30, 2005.

Selling, general and administrative expense ("SG&A")
----------------------------------------------------

SG&A increased $342,734 from $48,713 to $391,447 during the three months ended September 30, 2005 as compared to the comparable prior year period. The majority of the increase consists of the consulting fees paid with common stock with a net expense of $186,182 and the accrual of $101,300 in costs associated with Vegas Roll'em (including the minimum prize of $100,000). The remainder of the increase is primarily the result of the prior year period including only one month of continuing operations, whereas the current year period includes three months of continuing operations.

SG&A increased $653,206 from $48,713 to $701,919 during the nine months ended September 30, 2005 as compared to the comparable prior year period. Approximately one-half of the increase consists of the consulting fees paid with common stock with a net expense of $186,182 and the accrual of $101,300 in costs associated with Vegas Roll'em (including the minimum prize of $100,000). The remainder of the increase is primarily the result of the prior year period including only one month of continuing operations, whereas the current year period includes nine months of continuing operations.

ITEM 3. CONTROLS AND PROCEDURES

     The Company discontinued its planned racing operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During September 2005, the Company issued 3,600,000 shares of its common stock in exchange for consulting services valued at $251,640, using the black-scholes valuation model. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                       IDEA SPORTS ENTERTAINMENT GROUP, INC.



November 21, 2005                      By: /s/ Charles W. Clark
                                       -----------------------------------------
                                       Charles W. Clark, Chief Executive Officer
                                       and principal financial and accounting
                                       officer