Form 10KSB
period 2005-12-31
Idea Sports Entertainment Group, Inc.
filed 2006-05-12
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         COMMISSION FILE NUMBER 0-23100

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.
              (Exact name of small business issuer in its charter)

            DELAWARE                                            22-2649848
  (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                           Identification No.)

        4514 COLE AVE, SUITE 200
             DALLAS, TEXAS                                          75205
 (Address of Principal Executive Office)                         (Zip Code)

                    P.O. BOX 26, SANTEE, SOUTH CAROLINA 29142
            (Former Address of Principal Executive Office) (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (817) 675-4319

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

As of March 31, 2006, the registrant had outstanding 231,398,982 shares of its common stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 31, 2006, was $1,052,380 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X].

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


                                                                            Page
PART I
Item 1     Description of Business                                             3
Item 2     Description of Property                                             6
Item 3     Legal Proceedings                                                   6
Item 4     Submission of Matters to a Vote of Security Holders                 6

PART II
Item 5     Market for Common Equity and Related Stockholder Matters            7
Item 6     Management's Discussion and Analysis or Plan of Operation           8
Item 7     Financial Statements                                               14
Item 8     Changes in and Disagreements with Accountants on Accounting and
               Financial  Disclosure                                          35
Item 8A    Controls and Procedures                                            35
Item 8B    Other Information                                                  36

PART III
Item 9     Directors and Executive Officers of the Registrant                 37
Item 10    Executive Compensation                                             39
Item 11    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   41
Item 12    Certain Relationships and Related Transactions                     42
Item 13    Exhibits                                                           43
Item 14    Principal Accountant Fees and Services                             43

>From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

Idea Sports Entertainment Group, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "Idea Sports", "we" or "us"), is a holding company with four wholly owned subsidiaries, Maxx Motorsports, Inc. ("Maxx"), Idea Management Group, Inc. ("IMGI"), World Championship Poker, Inc. ("Poker") and Strategic Gaming Consultants, LLC, ("Gaming").

On April 24, 2006, we filed a Definitive Information Statement pursuant to
Section 14C which provided that effective May 15, 2006; 1) the name of the Company would be changed to Healthsport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006.

Idea Sports Entertainment Group, Inc., a Delaware corporation, was originally incorporated on July 25, 1985 as Horizon Capital Corp. We were known as Reconversion Technologies, Inc. until May 1, 2000, at which time our name was changed to Logisoft Corp. On May 15, 2001, we changed our name from Logisoft Corp. to Team Sports Entertainment, Inc. and on November 8, 2004, we changed our name to Idea Sports Entertainment Group, Inc.

ELECTROLYTE STRIP
-----------------
On April 19, 2005, we entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. We have the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. We contributed $115,500 in cash and 250,000 shares of our common stock, valued at $19,191 using the Black-Scholes valuation model, for our 50% interest in the joint venture. We would be required to issue an additional 250,000 shares of our common stock upon completion of the development of a saleable product.

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

InnoZen has been unable to complete a saleable product and all joint venture funds have been expended as of December 31, 2005.

On March 29, 2006, we entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip Solutions, LLC, ("Health Strip"), a Nevada limited liability corporation, to acquire 80% of Health Strip in exchange for 100,000,000 shares of our $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if we are unable to cause a minimum of $4,000,000 of our outstanding liabilities to convert into our common stock by May 15, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of our strip. Health Strip, through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

IMGI
----
On September 9, 2004, we acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 15,000,000 shares of our common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of our common stock at an exercise price of $.10. IMGI is a South Carolina corporation organized on July 28, 2004 and had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

POKER
-----
On June 28, 2005, we issued 3,850,000 shares of our common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded the investment of $295,544 as goodwill.

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

We began our initial sales during the quarter ended September 30, 2005 and believed we had commenced operations and completed our development stage as of that date. However, due to delays encountered in developing a functional website, which delayed the date for commencing sales, we determined we would not have sufficient participants to have a viable program during the 2005 season. Accordingly, we returned all fees collected and cancelled the program. We have re-instituted the development stage for our business from the original inception date of September 9, 2004. While we may still pursue the project for the 2006 season, our principal focus is on the agreement with Health Strip. Accordingly, we elected to impair our investment in the goodwill associated with Poker to the $50,000 amount we have determined to be the fair value of the investment.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, we acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of our common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, we were unable to locate a venue to produce the shows. Accordingly, we fully impaired our investment of $65,458.

On September 28, 2005, we completed the modification of our television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 1,750,000 shares of our common stock at $.10 per share were cancelled and we issued 3,600,000 shares of our common stock to the seller of the programs. The 3,600,000 shares of common stock were valued at $251,640, utilizing the Black-Scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GAMING
------
On October 27, 2004, we acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 750,000 shares of our common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of our common stock at an exercise price of $.10. Gaming is a Nevada limited liability corporation organized on September 7, 2004. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value. Gaming is not currently active and has not had any activity since its inception.

MAXX
----
Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company ("TRAC"), planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. We were in the development stage since our inception on May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation.

                             BUSINESS OF THE COMPANY

As noted above under Business Development, we have been involved in a number of projects primarily involved in the sports and entertainment area. While we may devote resources to some of the other projects, we expect to focus all of our immediate time and resources on development of an electrolyte strip through our Health Strip investment.

                                    EMPLOYEES

At December 31, 2005 and 2004, we had one part-time employee and one full-time employee, respectively.

ITEM 2.  DESCRIPTION OF PROPERTY

The Chief Executive Officer currently provides office space in Dallas, Texas without cost to us.


ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleged breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contended Idea Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

On May 3, 2004, Miller, Pritchett and three other individuals filed several derivative and individual claims against the Company, its Directors and certain of its shareholders in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 413-N. The Company filed a counterclaim against Miller and Pritchett on November 24, 2004.

On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement was approved by the court in Georgia on September 20, 2005, and by the court in Delaware on September 21, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $0.0001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The Counter Bulletin Board ("OTCBB") under the symbol "ISPO.OB." Prior to November 8, 2004, we were quoted on the OTCBB under the symbol "TSPT.OB;" prior to May 18, 2001, we were quoted on the OTCBB under the symbol "LGST;" and prior to May 1, 2000, were quoted on the OTCBB under the symbol "RTTK."

The following table sets forth the quarterly high and low daily bids for our common stock as reported by the OTCBB for the two years ended December 31, 2005. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        High               Low
                                                        ----               ---

2005:
Fourth quarter                                          $.07              $.02
Third quarter                                           $.10              $.03
Second quarter                                          $.16              $.07
First quarter                                           $.29              $.07

2004:
Fourth quarter                                          $.31              $.03
Third quarter                                           $.13              $.01
Second quarter                                          $.02              $.01
First quarter                                           $.03              $.01

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter ("OTC") equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

                                     HOLDERS

At March 31, 2006, there were 456 holders of record of our common stock, an undetermined number of which represent more than one individual participant in securities positions with us.

                                    DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our new plan of operations. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:


                                NUMBER OF SECURITIES TO BE
                                  ISSUED UPON EXERCISE OF     WEIGHTED AVERAGE EXERCISE      NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
PLAN CATEGORY                       WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS        FUTURE ISSUANCE
-------------                       -------------------     ----------------------------        ---------------
Equity compensation plans approved
  by security holders (1)                 1,500,000                   $    1.00                    1,500,000
Equity compensation plans not
  approved by security holders (2)       21,500,000                         .13                           -
                                         ----------                   ---------                    ---------

Total                                    23,000,000                   $     .19                    1,500,000
                                         ==========                   =========                    ==========

         (1) All options are granted under the Company's 2000 Stock Option Plan ("Plan"), which authorizes the grant of options to purchase an aggregate of 3,000,000 shares and was approved by stockholders in April 2001.

         (2) The 21,500,000 securities are represented by warrants with exercise prices ranging from $.10 to $1.00. The Board of Directors has approved the increase in authorized shares available under the Plan. This increase in authorized shares requires stockholder approval.

The material features of the Plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 6 to the consolidated financial statements that appear in Item 7.

                     RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, which has been in the development stage for its planned racing operation since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation. Since August 26, 2003 and until September 9, 2004, we have been attempting to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, we completed one development stage, which had been included in discontinued operations, and commenced a new development stage operation.

ELECTROLYTE STRIP
-----------------
On April 19, 2005, we entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. We have the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. We contributed $115,500 in cash and 250,000 shares of our common stock, valued at $19,191 using the Black-Scholes valuation model, for our 50% interest in the joint venture. We would be required to issue an additional 250,000 shares of our common stock upon completion of the development of a saleable product.

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

InnoZen has been unable to complete a saleable product and all joint venture funds have been expended as of December 31, 2005.

On March 29, 2006, we entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip Solutions, LLC, ("Health Strip"), a Nevada limited liability corporation, to acquire 80% of Health Strip in exchange for 100,000,000 shares of our $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if we are unable to cause a minimum of $4,000,000 of our outstanding liabilities to convert into our common stock by May 15, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of our strip. Health Strip, through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

IMGI
----
On September 9, 2004, we acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 15,000,000 shares of our common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of our common stock at an exercise price of $.10. IMGI is a South Carolina corporation organized on July 28, 2004 and had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

POKER
-----
On June 28, 2005, we issued 3,850,000 shares of our common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded the investment of $295,544 as goodwill.

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

We began our initial sales during the quarter ended September 30, 2005 and believed we had commenced operations and completed our development stage as of that date. However, due to delays encountered in developing a functional website, which delayed the date for commencing sales, we determined we would not have sufficient participants to have a viable program during the 2005 season. Accordingly, we returned all fees collected and cancelled the program. We have re-instituted the development stage for our business from the original inception date of September 9, 2004. While we may still pursue the project for the 2006 season, our principal focus is on the agreement with Health Strip. Accordingly, we elected to impair our investment in the goodwill associated with Poker to the $50,000 amount we have determined to be the fair value of the investment.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, we acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of our common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, we were unable to locate a venue to produce the shows. Accordingly, we fully impaired our investment of $65,458.

On September 28, 2005, we completed the modification of our television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 1,750,000 shares of our common stock at $.10 per share were cancelled and we issued 3,600,000 shares of our common stock to the seller of the programs. The 3,600,000 shares of common stock were valued at $251,640, utilizing the Black-Scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GAMING
------
On October 27, 2004, we acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 750,000 shares of our common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of our common stock at an exercise price of $.10. Gaming is a Nevada limited liability corporation organized on September 7, 2004. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value. Gaming is not currently active and has not had any activity since its inception.

MAXX
----
Maxx, through its wholly owned subsidiary, Team Racing Auto Circuit, LLC, a Delaware limited liability company ("TRAC"), planned to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. We were in the development stage since our inception on May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. Accordingly, on August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation.

                        GOING CONCERN FACTORS--LIQUIDITY

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2005. We have been in the development stage since our inception, May 15, 2001, and have accumulated a net loss of $15,054,021 through December 31, 2003. We have ceased our plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $28,960 and $671,289 during the year ended December 31, 2005 and 2004, respectively.

Since August 26, 2003, we attempted to locate and negotiate with a business entity for the merger of that target business into Idea Sports. As discussed above, we acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, we have incurred losses in the amount of $1,877,465 and $344,616, in 2005 and 2004, respectively. A group of the note holders have agreed to advance funds on a limited basis to allow us to attempt to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop our current business plan.

In addition, our current liabilities exceed our assets by approximately $4,850,000, and $229,934 of our convertible promissory notes payable obligations are in default. The remaining balances of the convertible promissory notes in the total amount of $4,300,375, as amended, are due on June 30, 2006. Pursuant to the acquisition of Health Strip, we are required to convert at least $4,000,000 of our outstanding liabilities into our common stock by May 15, 2006. It is our intention to convert substantially all of our outstanding liabilities into common stock. However, there can be no assurance that this will be accomplished by that date.

These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


                             DISCONTINUED OPERATIONS

We have been in the development stage since our inception, May 15, 2001, and we did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation. This discontinued operation had a loss of $28,960 and $671,289 during the year ended December 31, 2005 and 2004, respectively. While we do not expect any additional liability, we were a party to a racing car design and construction agreement, a team sales brokerage agreement and a broadcasting agreement which have not been formally cancelled.

                            NEW ACCOUNTING STANDARDS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and based on our current status as a development stage company, Idea Sports' most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments Idea Sports uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

INTANGIBLE ASSET VALUATION - The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Idea Sports may use its common stock to acquire assets and will use the Black-Scholes valuation method or another acceptable method to determine a valuation for the stock used in an acquisition. The Black-Scholes valuation method calculates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for Idea Sports, a development stage company, in the opinion of management, this may result in an unduly high valuation for the stock.

STOCK-BASED COMPENSATION - We record stock-based compensation to outside consultants at fair value in general and administrative expense. Historically, we have not recorded expenses relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We have reported pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. We did not have any stock-based compensation during 2005 and 2004; however, we did have option compensation in 2003 and expect to have option compensation in the future.

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

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) together with the report thereon of Creason & Associates, P.L.L.C. for the years ended December 31, 2005 and 2004 and the period from inception (September 9, 2004) through December 31, 2005, is set forth as follows:

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

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Idea Sports Entertainment Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (September 9, 2004) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and the period from inception (September 9, 2004) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Idea Sports Entertainment Group, Inc. and Subsidiaries (a development stage company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Idea Sports Entertainment Group, Inc. and Subsidiaries have acquired new non-operating businesses and have ceased its plans to begin a racing league for which all operations have been discontinued. In addition, current liabilities of Idea Sports Entertainment Group, Inc. and Subsidiaries exceed its assets by approximately $4,850,000, and several of its convertible promissory notes payable obligations are in default. These conditions raise substantial doubt about Idea Sports Entertainment Group, Inc. and Subsidiaries' ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                                              /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
May 10, 2006

IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $      1,348
                                                                   ------------
     Total current assets                                                 1,348
                                                                   ------------
Computer equipment, net of accumulated depreciation of $372               1,491
Goodwill, net                                                            50,000
                                                                   ------------
          Total assets                                             $     52,839
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICT
CURRENT LIABILITIES:
  Accounts payable                                                 $      5,527
  Due to related party                                                  291,913
  Accrued expenses                                                        5,500
  Accrued interest payable                                               68,244
  Convertible promissory notes                                        4,530,309
                                                                   ------------
     Total liabilities                                                4,901,493
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $2.75 par value; authorized 2,000,000 shares
     no shares issued and outstanding                                        --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
     131,517,782 shares issued and 131,398,982 shares outstanding        13,140
  Additional paid-in capital                                         17,408,684
  Common stock warrants                                                   1,200
  Accumulated deficit                                               (22,271,678)
                                                                   ------------
     Total stockholders' deficit                                     (4,848,654)
                                                                   ------------
          Total liabilities and stockholders' deficit              $     52,839
                                                                   ============

See accompanying notes to consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND DEVELOPMENT STAGE
 FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2005



                                                                                           FROM INCEPTION
                                                               YEARS ENDED                   (9/9/2004)
                                                               DECEMBER 31,                    THROUGH
                                                    ---------------------------------        DECEMBER 31,
                                                        2005                2004                2005
                                                    -------------       -------------       -------------
CONTINUING OPERATIONS
  Selling, general and administrative expenses      $   1,030,861       $     247,361       $   1,278,222
  Asset impairments                                       311,002                  --             311,002
  Equity in joint venture loss                            134,691                  --             134,691
  Interest expense                                        400,911              97,255             498,166
                                                    -------------       -------------       -------------
     LOSS FROM CONTINUING OPERATIONS                   (1,877,465)           (344,616)         (2,222,081)
                                                    -------------       -------------       -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                       (28,960)           (671,289)                 --
  Income tax benefit                                           --                  --                  --
                                                    -------------       -------------       -------------
     LOSS FROM DISCONTINUED OPERATIONS                    (28,960)           (671,289)                 --
                                                    -------------       -------------       -------------
          NET LOSS                                  $  (1,906,425)      $  (1,015,905)      $  (2,222,081)
                                                    =============       =============       =============

NET LOSS PER SHARE, BASIC AND DILUTED
  Continuing operations                             $       (0.02)      $          --       $       (0.02)
  Discontinued operations                                      --               (0.01)                 --
                                                    -------------       -------------       -------------
     NET LOSS PER SHARE, BASIC AND DILUTED          $       (0.02)      $       (0.01)      $       (0.02)
                                                    =============       =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                   117,189,020          68,339,789         108,053,149
                                                    =============       =============       =============

See accompanying notes to consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                          Deficit
                                                                                                         Accumulated
                                              Common Stock        Additional    Common                    During the
                                         ----------------------    Paid-in       Stock     Accumulated    Development
                                            Shares    Par Value    Capital      Warrants      Deficit        Stage         Total
                                         ------------ ---------  ------------  ---------  -------------- ------------- -------------

Balance at December 31, 2003              63,782,412  $  6,378   $15,874,618   $      -    $ (4,295,327) $(15,054,021) $ (3,468,352)
Discontinued operations                            -         -             -                (15,054,021)   15,054,021             -
Issuance of common stock warrants for:
  Acquisition of IMGI and Gaming                   -         -             -      1,200               -             -         1,200
  Acquisition of television programs               -         -             -     65,458               -             -        65,458
Issuance of common stock for:
  Amount due related party                   850,000        85        21,915          -               -             -        22,000
  Accrued interest                        20,000,000     2,000       198,000          -               -             -       200,000
Net loss                                           -         -             -          -        (671,289)     (344,616)   (1,015,905)
                                         ------------ ---------  ------------  ---------  -------------- ------------- -------------
Balance at December 31, 2004              84,632,412     8,463    16,094,533     66,658     (20,020,637)     (344,616)   (4,195,599)
Issuance of common stock for:
  Convertible notes payable               36,066,570     3,607       613,846          -               -             -       617,453
  Acquisition of joint venture investment    250,000        25        19,166                                                 19,191
  Acquisition of World Championship
     Poker                                 3,850,000       385       295,159          -               -             -       295,544
  Cash proceeds                            3,000,000       300       134,700          -               -             -       135,000
  Services                                 3,600,000       360       185,822          -               -             -       186,182
Cancellation of warrants                           -         -        65,458    (65,458)              -             -             -
Net loss                                           -         -             -          -         (28,960)   (1,877,465)   (1,906,425)
                                         ------------ ---------  ------------  ---------  -------------- ------------- -------------
Balance at December 31, 2005             131,398,982  $ 13,140   $17,408,684   $  1,200   $ (20,049,597) $ (2,222,081) $ (4,848,654)
                                         ============ =========  ============  =========  ============== ============= =============


See accompanying notes to consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND DEVELOPMENT STAGE
FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2005


                                                                                             FROM INCEPTION
                                                                     YEARS ENDED                (9/9/2004)
                                                                     DECEMBER 31,                THROUGH
                                                            -----------------------------       DECEMBER 31,
                                                               2005               2004             2005
                                                            -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,906,425)      $(1,015,905)      $(2,222,081)
     Loss from discontinued operations                          (28,960)         (671,289)               --
                                                            -----------       -----------       -----------
          Loss from continuing operations                    (1,877,465)         (344,616)       (2,222,081)
  Adjustment to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                                  372                --               372
      Asset impairments                                         311,002                --           311,002
      Equity in joint venture loss                              134,691                --           134,691
      Common stock issued for services                          186,182                --           186,182
    Change in assets and liabilities:
       Prepaid expenses                                              --            35,662                --
       Accounts payable                                         (24,419)           19,575           (42,142)
       Advances from related parties                            341,250            29,500           370,750
       Accrued expenses                                         433,690           366,404           532,206
                                                            -----------       -----------       -----------
          Net cash from continuing operations                  (494,697)          106,525          (729,020)
                                                            -----------       -----------       -----------
          Net cash used in discontinued operations             (163,002)         (428,264)         (163,002)
                                                            -----------       -----------       -----------
             Net cash used in operations                       (657,699)         (321,739)         (892,022)
                                                            -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                  --            (1,863)           (1,863)
  Investment in joint venture                                  (115,500)               --          (115,500)
                                                            -----------       -----------       -----------
            Net cash used in investing activities              (115,500)           (1,863)         (117,363)
                                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                 644,356           236,425           880,781
  Loan repayment                                                 (7,500)               --            (7,500)
  Sale of common stock                                          135,000                --           135,000
  Cash received in acquisition of IMGI                               --             1,200             1,200
                                                            -----------       -----------       -----------
             Net cash provided by financing activities          771,856           237,625         1,009,481
                                                            -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,343)          (85,977)               96
CASH AND CASH EQUIVALENTS, beginning of period                    2,691            88,668             1,252
                                                            -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                      $     1,348       $     2,691       $     1,348
                                                            ===========       ===========       ===========


See accompanying notes to consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND DEVELOPMENT STAGE
FROM INCEPTION (SEPTEMBER 9, 2004), THROUGH DECEMBER 31, 2005


                                                                                  FROM INCEPTION
                                                                YEARS ENDED         (9/9/2004)
                                                                DECEMBER 31,         THROUGH
                                                        ----------------------     DECEMBER 31,
                                                           2005         2004          2005
                                                        ---------     --------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                              $    270      $     --      $    270
  Income taxes                                                --            --            --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
   Investment in World Championship Poker               $295,544      $     --      $295,544
   Investment in joint venture                            19,191            --        19,191
   Convertible notes                                     472,301            --       472,301
   Accounts payable                                       47,937            --        47,937
   Accrued interest                                       97,215       200,000       297,215
   Due to related party                                       --        22,000        22,000
Issuance of common stock warrants for:
  Acquisition of IMGI and Gaming                              --         1,200         1,200
  Acquisition of television programs                          --        65,458        65,458
Cancellation of common stock warrants                     65,458            --        65,458
Issuance of convertible notes for accrued interest       590,279            --       590,279
Issuance of convertible notes for accounts payable
   and accrued expenses                                  503,800            --       503,800

See accompanying notes to consolidated financial statements.


IDEA SPORTS ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Idea Sports Entertainment Group, Inc. ("Idea Sports") and its wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. (Maxx) and its wholly owned subsidiary, Team Racing Auto Circuit, LLC (TRAC), collectively referred to as "the Company" or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. Development of the Company's film strip product containing electrolytes represents the continuing operations of the Company and the primary current development stage operation.

         Maxx, through its wholly owned subsidiary, TRAC, planned to develop, own, operate and sanction an automotive racing league (the League) designed to provide content for television and tracks while expanding the existing base of racing fans. Accordingly, the operations of the Companies were presented as those of a development stage enterprise, from its inception (May 15, 2001) as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." On August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. Accordingly, all prior operations from this business activity are classified as discontinued operations in the accompanying consolidated financial statements.

         Idea Sports acquired IMGI, Poker and Gaming, all of which are non-operating development stage enterprises within the meaning of SFAS No. 7. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit. The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

         ORGANIZATION AND NATURE OF BUSINESS
         Idea Sports, a Delaware corporation, is a holding company with four wholly owned subsidiaries.

         IMGI is a concept development company that internally creates projects in the fields of professional sports, motion pictures, publishing, licensed merchandise and other entertainment products for distribution into the global marketplace.

         After an unsuccessful attempt to develop its electrolyte strip product in a joint venture with InnoZen, Inc. ("InnoZen"), on March 31, 2006, the Company acquired 80% of Health Strip Solutions, LLC ("Health Strip") to complete the development of a saleable product. All funds in the InnoZen joint venture had been expended as of December 31, 2005. See Note 2.

         On June 28, 2005, the Company acquired Poker (see Note 2). The Company initiated sales of a proprietary fantasy football format during September 2005 and believed it had completed the development stage on that date. However, as a result of the late start in marketing the program, the Company returned all fees collected and cancelled the season. The Company re-instituted the development stage for its businesses from the original inception date of September 9, 2004. While the Company may elect to operate the fantasy football program for the 2006 season, the principal focus of the Company will be on development of the electrolyte strip with Health Strip. Accordingly, the Company impaired the goodwill associated with Poker to the $50,000 amount which was determined to be the fair value of the investment.

         The Company acquired two television programs during 2004. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment.

         Gaming was assigned no value when acquired and is currently inactive.

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

GOING CONCERN
         The Company has not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for fiscal year 2006. The Company, which has been in the development stage since its inception, May 15, 2001, has accumulated a net loss of $15,054,021 through December 31, 2003. The Company ceased its plans to begin a racing league and all operations have been discontinued. This discontinued operation had a loss of $28,960 and $671,289 during the years ended December 31, 2005 and 2004, respectively.

         Since August 26, 2003, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed above, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company has incurred losses in the amount of $2,222,081. A group of the note holders have agreed to advance funds on a limited basis to allow the Company to develop a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

         In addition, current liabilities of the Company exceed its assets by approximately $4,850,000, and $229,934 of its convertible promissory notes payable obligations are in default. The remaining balances of the convertible promissory notes in the total amount of $4,300,375, as amended, are due on June 30, 2006. Pursuant to the acquisition of Health Strip, the Company is required to convert at least $4,000,000 of its outstanding liabilities into its common stock by May 15, 2006. It is the Company's intention to convert substantially all of its outstanding liabilities into common stock. However, there can be no assurance that this will be accomplished by that date.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH AND CASH EQUIVALENTS
         The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION
         Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. No revenue has been recognized.

STOCK OPTION PLANS
         Until December 31, 2005, Idea Sports applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

         There were no option grants to employees during the two years ended December 31, 2005. Accordingly, pro forma disclosure is not required.

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

EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Idea Sports to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2005 and 2004, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS
         Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (two to five years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

FAIR VALUE DETERMINATION
         Financial instruments consist of cash, marketable securities, promissory notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

GOODWILL
         The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

         The Company accounts for goodwill and intangible assets in accordance with SFAS 142. In accordance with SFAS 142, the Company no longer amortizes goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company recorded goodwill impairment of $245,544 associated with its investment in Poker.

FILM AND TELEVISION COSTS
         The Company defers film and television production costs, including direct costs, production overhead, development costs and interest. The Company does not defer costs of exploitation, which principally comprise costs of film and television program marketing and distribution. The Company amortizes deferred film and television production costs, as well as associated participation and residual costs, on an individual production basis using the ratio of the current period's gross revenues to estimated total remaining gross revenues from all sources and such costs are stated at the lower of amortized cost or fair value. The Company defers the costs of acquired broadcast material and amortizes these costs when the associated programs are broadcast and such costs are stated at the lower of amortized cost or net realizable value. The Company has not yet commenced amortizing its film costs and as of December 31, 2005, the Company was unable to locate a venue to produce its shows. Accordingly, the Company fully impaired its investment of $65,458.

JOINT VENTURE
         On April 19, 2005, the Company entered into a joint development agreement to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress. See
         Note 2. The Company contributed $115,500 in cash and 250,000 shares of its common stock, valued at $19,191 for its 50% interest in the joint venture. The Company does not exercise control of the joint venture. Accordingly, the Company's interest in the joint venture is accounted for on the equity method.

ADVERTISING COSTS
         Idea Sports expenses advertising costs as incurred. Idea Sports recorded advertising costs of $32,282 for the year ended December 31, 2005 and none during the year ended December 31, 2004.

RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  ACQUISITIONS
         ------------

ELECTROLYTE STRIP
-----------------
On April 19, 2005, the Company entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. The Company has the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. The Company contributed $115,500 in cash and 250,000 shares of its common stock, valued at $19,191 using the Black-Scholes valuation model, for its 50% interest in the joint venture. The Company would be required to issue an additional 250,000 shares of its common stock upon completion of the development of a saleable product.

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange.

InnoZen has been unable to complete a saleable product and all joint venture funds have been expended as of December 31, 2005.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip Solutions, LLC, ("Health Strip"), a Nevada limited liability corporation, to acquire 80% of Health Strip in exchange for 100,000,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of the strip. Health Strip through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

IMGI
----
On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI, a South Carolina corporation, in exchange for warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event IMGI generates $2,000,000 in gross revenue within 36 months of closing, the sellers of IMGI would receive additional warrants to acquire 15,000,000 shares of the Company's common stock at an exercise price of $.10 and had no prior operations. Accordingly, this transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

POKER
-----
On June 28, 2005, the Company issued 3,850,000 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). The Company recorded the investment of $295,544 as goodwill on the books of Poker.

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

The Company began its initial sales and commenced operations during the quarter ended September 30, 2005. However, due to delays encountered in developing a functional website which delayed the date for commencing sales, the Company determined it would not have sufficient participants to have a viable program during the 2005 season. Accordingly, the Company returned all fees collected and cancelled the program. While the Company may still pursue the project for the 2006 season, its principal focus is on the agreement with Health Strip. Accordingly, the Company elected to impair its investment in the goodwill associated with Poker to the $50,000 amount it had determined to be the fair value of the investment.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment of $65,458.

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

GAMING
------
On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming, a Nevada limited liability company, in exchange for warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 750,000 shares of the Company's common stock at an exercise price of $.10. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value. Gaming is not currently active and has not had any activity since its inception.

NOTE 3.  DISCONTINUED OPERATIONS
         -----------------------

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

The Company realized losses from its discontinued operations of $28,960 and $671,289 in 2005 and 2004, respectively. The loss in 2005 related to the legal costs associated with settlement of litigation, net of related payables discharged in the settlement.

NOTE 4.  CONVERTIBLE PROMISSORY NOTES
         ----------------------------

Activity in convertible promissory notes for the two years ended December 31, 2005 is as follows:

                                                                       Accrued
                                                       Principal       Interest

Balance, January 1, 2004                              $ 3,035,250   $   185,288
Loan proceeds                                             236,425            --
Accrued interest                                               --       370,429
Interest paid with common stock                                --      (200,000)
                                                      -----------   -----------
Balance, December 31, 2004                              3,271,675       355,717

Loan proceeds                                             644,356            --
Accrued interest                                               --       400,291
Accounts payable and accrued expenses exchanged for
     convertible notes                                    503,800            --
Accrued interest included in amended notes                590,279      (590,279)
Convertible notes retired for common stock               (472,301)      (97,215)
Repayment of loan                                          (7,500)         (270)
                                                      -----------   -----------

Balance, December 31, 2005                            $ 4,530,309   $    68,244
                                                      ===========   ===========

As of January 1, 2004, the Company had received loan proceeds in the amount of $3,035,250, on which $185,288 in accrued interest was unpaid. These loan proceeds had been utilized in the Company's discontinued auto racing operations.

In September 2004, to induce certain note holders to loan additional funds to the Company, the Company issued 20,000,000 shares of its common stock in exchange for $200,000 in accrued interest owed these note holders. The Company received additional loans from note holders in the amount of $236,425 after the acquisition of IMGI.

During 2005, the Company received loan proceeds of $644,356 from these note holders and exchanged accounts payable and accrued expenses of $503,800 for amended convertible promissory notes. In addition, $590,279 in accrued interest was included in the principal of these amended note agreements; a $7,500 loan was repaid in cash; and $472,301 in principal, $97,215 in accrued interest and $47,937 in associated legal costs were repaid through issuing 36,066,570 shares of the Company's common stock. The Company did not make the quarterly interest payments due on September 1, 2003 and December 1, 2003, or any of the quarterly interest payments due during 2005 or 2004. At December 31, 2005, note agreements with a resulting principal balance of $4,300,375 were amended and are now due June 30, 2006, including interest of 12%, payable monthly commencing on January 31, 2006. Accrued interest has not been paid. The remaining notes in the principal amount of $229,934 are in default and the default rate of interest is 12% since the default occurred.

NOTE 5.  INCOME TAXES

Idea Sports has not recorded a deferred tax benefit or expense for the years ended December 31, 2005 and 2004, as all net deferred tax assets have a full valuation allowance.

Actual income tax expense applicable to earnings before discontinued operations and income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                     2005            2004
                                                     ----            ----

"Normally expected" income tax benefit            $ 648,200       $ 345,400
Increase (decrease) in taxes resulting from:
   State income taxes net of federal income
     tax benefit                                     62,900          33,500
   Nondeductible meals and entertainment             (1,200)         (1,500)
   Valuation allowance                             (709,900)       (377,400)
                                                  ---------       ---------
      Actual income tax expense                   $      --       $      --
                                                  =========       =========

The net deferred taxes at December 31, 2005, are comprised of the following:

Net operating loss carryforward                                   $ 15,561,200
Start-up cost carryforward                                             827,600
Capital loss carryforward                                               13,800
                                                                  ------------
                                                                    16,402,600
Valuation allowance                                                (16,402,600)
                                                                  ------------

Net deferred tax asset                                            $         -
                                                                  ============

Idea Sports has available unused net operating loss carryforwards and capitalized start-up costs of $43,938,000 which will expire in various periods from 2007 to 2025, some of which may be limited as to the amount available on an annual basis.


NOTE 6.  COMMON STOCK OPTIONS AND WARRANTS
         ---------------------------------

In April 2000, Idea Sports adopted its 2000 Stock Option Plan (the Plan) and the Company's Board of Directors approved the same. Idea Sports shareholders approved the Plan in April 2001. The Plan was established to advance the interests of Idea Sports and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of Idea Sports, not to exceed an aggregate of 3,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the Plan. In 2001, the Board of Directors approved a proposal to increase the number of authorized shares available under the Plan not to exceed an aggregate of 7,500,000 shares. In April 2003, the Board of Directors approved a proposal to increase the number of shares available under the Plan to 15,200,000 shares. In January 2005, the Board of Directors approved a proposal to increase the number of shares available under the Plan to 23,000,000. None of these proposals have been approved by the shareholders.

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

A summary of stock option activity under the Plan during the years ended December 31, 2005 and 2004 is as follows (forfeitures in 2004 are a result of the settlement of the litigation with Miller, which did not occur until March
2005).

                                                  2005                      2004
                                        -----------------------   -------------------------
                                                       WEIGHTED                   WEIGHTED
                                                       AVERAGE                     AVERAGE
                                                       EXERCISE                   EXERCISE
                                         SHARES         PRICE       SHARES         PRICE
                                         ------         -----       ------         -----
Outstanding, beginning of year         1,500,000      $   1.00    10,900,000     $    .89

   Granted                                    --         --               --           --
   Exercised                                  --         --               --           --
   Forfeited                                  --         --       (9,400,000)         .87
                                       ---------                  ----------
Outstanding, end of year               1,500,000      $   1.00     1,500,000     $   1.00
                                       =========                  ==========
Options exercisable at year end        1,500,000      $   1.00     1,500,000     $   1.00
Shares available for grant                    --         --               --           --

As of December 31, 2005 and 2004, warrants to acquire 21,500,000 shares and 18,250,000 shares, respectively, have been approved by the Board of Directors but have not been approved by the Shareholders.

On September 9, 2004, the Company issued 15,000,000 warrants to acquire its common stock at $.10, which expire on August 31, 2007, to acquire IMGI. See Note 2.

On October 15, 2004, the Company issued 1,750,000 warrants to acquire its common stock at $.10, which expire on November 15, 2007, to acquire two television programs. See Note 2. These warrants were cancelled as a part of a share issuance for compensation during 2005.

On November 15, 2004, the Company issued 750,000 warrants to acquire its common stock at $.10, which expire on November 15, 2007, to acquire Gaming. See Note 2.

On January 20, 2005, the Company issued 5,000,000 warrants to acquire its common stock at $.10 per share, which expire on January 20, 2008, for services.

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


NOTE 7.  COMMON STOCK
         ------------

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2005, 131,517,782 shares were issued and 131,398,982 shares were outstanding. See Note 11.

PREFERRED STOCK--The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2005, no preferred stock was issued or outstanding.

A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over Idea Sports common stock as well as any other classes of stock established by Idea Sports.


NOTE 8.  RELATED PARTY TRANSACTIONS
         --------------------------

In 2005 and 2004, the Company had various transactions with related parties, primarily its board members and officers. The following is a summary of those transactions:


                                                                      2005              2004
                                                                      ----              ----
Payable to current and former officers and board members        $       291,913    $     304,556
Consulting expenses                                                          -           107,500
Legal fees owed to a shareholder and creditor                                -            83,836


In addition, see Note 4 for convertible promissory notes.

2005 TRANSACTIONS
-----------------

In September 2005, the courts approved the settlement of the litigation with the Company's former CEO, William G. Miller, as discussed in Note 10. As a result of this settlement, the Company recognized a loss from discontinued operations in 2005 of $28,960, which is net of $247,055 in accrued amounts previously due related parties which were forgiven.

The Company's CEO until June 30, 2005, received compensation of $45,000 during 2005. In addition, during 2005, Godley Morris Group LLC ("GMG"), a company 50% owned and managed by this former CEO, received rent of $9,000 and $291,913 was recorded in amounts due related parties for additional reimbursements claimed by GMG.

2004 TRANSACTIONS
-----------------

On September 9, 2004, the Company issued 15,000,000 warrants to acquire its common stock at $.10 per share for the acquisition of IMGI. The Company's former CEO, its former Chairman of the Board of Directors and a former Advisory Director each received 5,000,000 warrants.

Administrative expenses include payments to GMG of $40,000 for office expense reimbursement; consulting fees to the Company's former Chairman of the Board of Directors in the amount of $45,000; and consulting fees and payroll to the Company's former Advisory Director in the amount of $37,500. In addition, the Company paid GMG $9,000 for office rent.

A related party received 850,000 shares of the Company's common stock in exchange for $22,000 which the Company owed him.


NOTE 9.  CONTINGENCIES
         -------------

The Company, which has been in the development stage since its inception, May 15, 2001, did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, the Board of Directors of the Company unanimously approved a plan to immediately discontinue its racing operation. This discontinued operation had a loss of $28,960 and $671,289 during the years ended December 31, 2005 and 2004, respectively. While the Company does not expect any additional liability, the Company had agreements in place for racing car design and construction, team sales brokerage and broadcasting which have not been formally terminated.


NOTE 10. LEGAL MATTERS
         -------------

On February 18, 2004, four Georgia shareholders filed suit in the Superior Court of Fulton County against the Company's former CEO, William G. Miller of Alpharetta, Georgia. The suit alleged breach of contract, wrongful conversion of company monies, mismanagement, breach of fiduciary duty and fraud on the part of the defendants while serving the Company in 2001 and 2002. The suit contended Idea Sport's shareholders suffered market losses in excess of $50 million. Also named in the action was Jon Pritchett, who was president of the Company while Miller was CEO.

On May 3, 2004, Miller, Pritchett and three other individuals filed several derivative and individual claims against the Company, its Directors and certain of its shareholders in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 413-N. The Company filed a counterclaim against Miller and Pritchett on November 24, 2004.

On March 15, 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. The final settlement was approved by the court in Georgia on September 20, 2005, and by the court in Delaware on September 21, 2005.

NOTE 11. SUBSEQUENT EVENTS
         -----------------

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 100,000,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of the thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of the strip. Health Strip has the process technology and has a manufacturing agreement with one of the four companies using patented technology to manufacture thin film strips to deliver the Company's electrolyte product.

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006; 1) the name of the Company would be changed to Healthsport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006.

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


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company discontinued its racing operations in August 2003 and subsequently retained a third-party consultant to assist in determining required disclosures. The Company was delayed in completing its required filing of Form 10-KSB due to the resignation of its Chief Executive Officer on March 30, 2006.

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

                                                                 DATE FIRST
NAME                  AGE       POSITION                     ELECTED/APPOINTED
----                  ---       --------                     -----------------

Terry Washburn        52        Director,                   May 2001 - Director
                                  CEO and                    March 2006 - CEO
                                  President

Ross Silvey           78        Director,                  March 2006 - Director
                                   Chairman of
                                   Audit Committee

Jason Freeman         30        Director                   March 2006 - Director

Charles W. Clark      56        CEO and                    July 2005 until
                                  President                     March 2006
                                  Until March 2006

TERRY WASHBURN, Director since May 2001, Chief Executive Officer from April 2001 to August 2001 and since March 30, 2006. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California.

ROSS SILVEY, was appointed as an outside Director of the Company on March 25, 2006. Mr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Mr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at Tulsa University, Oral Roberts University, Langston

University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies. Mr. Silvey serves as an outside Director and Chairman of the Audit Committee for Global Beverage Solutions, Inc. Additionally, Mr. Silvey is also Chairman of our Audit Committee.

JASON FREEMAN, was appointed as an outside Director of the Company on March 25, 2006. Mr. Freeman is the owner and president of Routh Stock Transfer, Inc. Mr. Freeman has been instrumental in assisting with investor relations development, business plan/marketing plan development, and strategic business planning for private and public companies. He also has 7 years experience with marketing and management in the retail industry. Mr. Freeman has also consulted with various companies, both public and private, on ways to be more efficient in their use of capital and manpower, assisting management and sales staff in mapping out plans and strategies for companies to reach specific goals and thresholds. Mr. Freeman graduated from Texas A&M University at Commerce in 1998 and is president and a director of Sagauro Holdings, Inc. and a director of Interim Capital Corporation.

CHARLES W. CLARK was appointed Chief Executive Officer of the Company effective July 1, 2005, and resigned on March 30, 2006. Mr. Clark owns and manages Exit 98 Properties whose holdings include several lodging facilities, Santee National Golf Club, and various other real estate properties. Mr. Clark created and operates Golf Santee, LLC, which in ten years became the largest golf packager in South Carolina outside the Myrtle Beach area. Mr. Clark is a director of South Carolina Bank and Trust, the third largest bank in South Carolina.

AUDIT COMMITTEE

The Board of Directors had determined that Terry Washburn met the requirements of a financial expert and served as Chairman of the Audit Committee until his appointment as CEO on March 30, 2006. Ross Silvey was appointed to the Board of Directors on March 25, 2006, and became Chairman of the Audit Committee on March 30, 2006. Mr. Silvey is independent as specified in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The small business issuer has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which was made up of Mr. Washburn until March 30, 2006, and by Mr. Silvey since March 30, 2006.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Mr. Clark and Mr. Washburn did not timely file their required Form 5 for fiscal 2005.

CODE OF ETHICS

The Company had intended to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions; however, the Company discontinued its race operations in August 2003 and has determined it should wait until it made an acquisition before adopting a code of ethics. The Company has completed a number of acquisitions since September 2004, and expects to include the adoption of a code of ethics on its agenda during 2006.

ITEM 10.  EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2005.


                                                 ANNUAL COMPENSATION

                                                                                        OTHER ANNUAL
NAME AND PRINCIPAL POSITION                  YEAR        SALARY        BONUS            COMPENSATION
---------------------------                  ----        ------        -----            ------------
Terry Washburn (CEO since                    2005            N/A            N/A                  N/A
  March 30, 2006)                            2004            N/A            N/A                  N/A
                                             2003            N/A            N/A                  N/A

Charles W. Clark (CEO from                   2005     $       -      $       -         $          -
  July 2005 until March 30, 2006)            2004            N/A            N/A                  N/A
                                             2003            N/A            N/A                  N/A

William C. Morris (CEO from                  2005     $   45,000     $       -         $     291,913
  August 2004 until June 2005)(1)            2004     $   45,000     $       -         $      49,000
                                             2003            N/A            N/A                  N/A

Terry Hanson (CEO from                       2005            N/A            N/A                 N/A
 September 2003 until August                 2004     $   24,000             -                    -
 2004) COO and President from                2003     $  127,500             -                    -
 August 2002 until August 2004)

Charles Bradshaw (CEO from                   2005            N/A            N/A                 N/A
 August 2002 through August                  2004            N/A            N/A                  N/A
 2003)                                       2003     $       -              -                    -


(1) In 2005, GMG claimed reimbursement for expenses in the amount of $291,913, which is included in amounts due related parties at December 31, 2005. In 2004, GMG was paid $15,000 for reimbursement of office expenses and $9,000 for office rent. In addition, $25,000 for additional office expense reimbursement is included in accounts payable at December 31, 2004.

LONG TERM COMPENSATION AWARDS

None

OPTION/SAR GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2005, the Company did not have any option/SAR grants.

The Company does not have a long term incentive plan.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                 Number of
                                                                Securities              Value of
                                                                Underlying             Unexercised
                                                                Unexercised           In-the Money
                            Shares                            Options/SARs at        Options/SARs at
                           Acquired                             FY-End (#)             FY-End ($)
                              On                Value          Exercisable/           Exercisable/
       Name              Exercise (#)       Realized ($)       Unexercisable          Unexercisable
       ----              ------------       ------------       -------------          -------------

Terry Washburn                 -        $        -                         -        $            -
Charles W. Clark               -        $        -                         -        $            -
William C. Morris              -        $        -                  5,000,000       $            -
Terry Hanson                   -        $        -                         -        $            -
Charles Bradshaw               -        $        -                         -        $            -


DIRECTOR COMPENSATION

Directors do not currently receive compensation for the meetings they attend. It is anticipated that Directors will receive some form of compensation when the Company becomes better funded.

EMPLOYMENT AGREEMENTS

None.

REPRICING OPTIONS

The Company did not adjust or amend the exercise price of stock options or SAR's previously awarded during the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of March 31, 2006, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's outstanding voting securities. As of March 31, 2006, there were 231,398,982 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     NAME AND ADDRESS OF      AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER          BENEFICIAL OWNER     % OF CLASS
--------------        ----------------          ----------------     ----------

Common           David Roberts                     100,000,000         43.22%
                 124 Duck Pond Road
                 Columbia, SC  29223

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 31, 2006, the most recent practicable date. As of March 31, 2006, there were 231,398,982 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                            NAME AND ADDRESS OF           AMOUNT AND NATURE OF
TITLE OF CLASS               BENEFICIAL OWNER               BENEFICIAL OWNER           % OF CLASS
--------------               ----------------               ----------------           ----------
Common                     Terry Washburn                                -                     -
                           3407 Langley Hill
                           Colleyville, Texas  76034

Common                     Charles W. Clark                       3,060,000                  1.3%
                           P.O. Box 26
                           Santee, SC  29142

Common                     Ross Silvey                                   -                     -
                           11005 Anderson Mill Road
                           Austin, Texas

Common                     Jason Freeman                                 -                     -
                           5700 W. Plano Pkwy, Ste 1000
                           Plano, Texas  75093


Common                     All officers and directors as a        3,060,000                  1.3%
                            Group (4 persons)


                      EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2005, with respect to our equity compensation plan:

                                                              NUMBER OF
                                                             SECURITIES
                                                            AWARDED PLUS
                                                              NUMBER OF
                                                             SECURITIES
                                                            TO BE ISSUED          NUMBER OF
                                                            UPON EXERCISE        SECURITIES
                                           NUMBER OF         OF OPTIONS,        TO BE ISSUED          NUMBER OF
                                          SECURITIES         WARRANTS OR        UPON EXERCISE        SECURITIES
                                          AUTHORIZED           RIGHTS          OF OUTSTANDING         REMAINING
                                         FOR ISSUANCE          GRANTED            OPTIONS,            AVAILABLE
                                           UNDER THE         DURING LAST         WARRANTS OR         FOR FUTURE
NAME OF PLAN                                 PLAN            FISCAL YEAR           RIGHTS             ISSUANCE
------------                                 ----            -----------           ------             --------

Logisoft Corp. 2000
 Stock Option Plan                          3,000,000                  -          1,500,000          1,500,000

Amendments to Logisoft
 Corp. 2000 Stock Option
 Plan  (1)                                 20,000,000                  -                 -                   -
                                           ----------          ---------          ---------          ---------
                                           23,000,000                  -          1,500,000          1,500,000
                                           ==========          =========          =========          =========

(1) The Board of Directors has approved the increase from 3,000,000 shares to 23,000,000 shares authorized for issuance by the Plan.

The amendments to the Logisoft Corp. 2000 Stock Option Plan have not been approved by the shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2005 TRANSACTIONS
-----------------
In September 2005, the courts approved the settlement of the litigation with the Company's former CEO, William G. Miller, as discussed in note 10. As a result of this settlement, the Company recognized a loss from discontinued operations in 2005 of $28,960, which is net of $247,055 in accrued amounts previously due related parties which were forgiven.

The Company's CEO until June 30, 2005, received compensation of $45,000 during 2005. In addition, during 2005, Godley Morris Group LLC ("GMG"), a company 50% owned and managed by this former CEO, received rent of $9,000 and $291,913 was recorded in amounts due related parties for additional reimbursements claimed by GMG.

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


ITEM 13. EXHIBITS

See Exhibit Index on Page 45.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of April 30, 2006 for professional services rendered by the Company's accountant was $17,326 for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, including quarterly reviews. The Company's accountant billed $17,000 for the audit of fiscal 2004 and review of Forms 10-QSB for fiscal 2004.

Audit-Related Fees - None.

Tax Fees - None for 2005 or 2004.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2005 or fiscal 2004.

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

                                         IDEA SPORTS ENTERTAINMENT GROUP, INC.


May 10, 2006                             /s/ Terry Washburn
                                         ---------------------------------------
                                         Terry Washburn, President and CEO
                                         (equivalent of Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 10, 2006                             /s/ Terry Washburn
                                         ---------------------------------------
                                         Terry Washburn, Director, President and
                                         CEO


May 10, 2006                             /s/ Ross Silvey
                                         ---------------------------------------
                                         Ross Silvey, Director


May 10, 2006                             /s/ Jason Freeman
                                         ---------------------------------------
                                         Jason Freeman, Director


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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

31                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      46

32                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      47