Form 10QSB
period 2006-03-31
Healthsport, Inc.
filed 2006-05-19
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2006


                         Commission File Number: 0-23100

                                HEALTHSPORT, INC.
        (Exact name of small business issuer as specified in its charter)

                      IDEA SPORTS ENTERTAINMENT GROUP, INC.
       (Former name of small business issuer as specified in its charter)


              DELAWARE                                    22-2649848
      (State of Incorporation)                       (IRS Employer ID No)


                  4514 COLE AVE, SUITE 200, DALLAS, TEXAS 75205
                     (Address of principal executive office)

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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2006 was 1,157,288.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION (Unaudited)

Item 1.   Condensed Consolidated Balance Sheet as of March 31, 2006          3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2006 and 2005 and the period
          from inception (September 9, 2004) through March 31, 2006          4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2006 and 2005, and the period
          from inception (September 9, 2004) through March 31, 2006          5

          Notes to Condensed Consolidated Financial Statements             6-12

Item 2.   Management's Discussion and Analysis or Plan of Operation        13-15

Item 3.   Controls and Procedures                                           16

PART II   OTHER INFORMATION                                                17-19

HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $        303
                                                               ------------
     Total current assets                                               303
Goodwill                                                          1,175,000
                                                               ------------
     Total assets                                              $  1,175,303
                                                               ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible promissory notes                                 $  4,530,309
  Accounts payable                                                   28,027
  Due to related party                                              291,913
  Accrued interest payable                                          204,153
                                                               ------------
     Total liabilities                                            5,054,402
                                                               ------------

Commitments and contingencies

Minority interest                                                   225,000

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                              -
  Common stock: $.0001 par value; authorized 500,000,000
    shares; issued 1,517,882 shares and outstanding
    1,517,288 shares                                                 23,140
  Additional paid-in capital                                     18,298,684
  Common stock warrants                                               1,200
  Accumulated deficit                                           (22,427,123)
                                                               ------------
     Total stockholders' deficit                                 (4,104,099)
                                                               ------------
          Total liabilities and stockholders' deficit          $  1,175,303
                                                               ============

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH MARCH 31, 2006
(UNAUDITED)

                                                                                           FROM INCEPTION
                                                                                             (9/9/2004)
                                                                 THREE MONTHS ENDED           THROUGH
                                                                      MARCH 31,               MARCH 31,
                                                                2006            2005            2006
                                                            ------------    ------------    ------------
CONTINUING OPERATIONS
Administrative expense                                      $     18,046    $    152,347    $  1,296,268
Asset impairments                                                      -               -         311,002
Abandoned asset                                                    1,490               -           1,490
Equity in joint venture loss                                           -               -         134,691
Interest expense                                                 135,909          97,489         634,075
                                                            ------------    ------------    ------------
     LOSS FROM CONTINUING OPERATIONS                            (155,445)       (249,836)     (2,377,526)
                                                            ------------    ------------    ------------
DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations                         -          70,242               -
  Income tax benefit                                                   -               -               -
                                                            ------------    ------------    ------------
     NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                  -          70,242               -
                                                            ------------    ------------    ------------
          NET LOSS                                          $   (155,445)   $   (179,594)   $ (2,377,526)
                                                            ============    ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                                     $      (0.23)   $      (0.59)   $      (4.24)
  DISCONTINUED OPERATIONS                                              -            0.16               -
                                                            ------------    ------------    ------------
     TOTAL                                                  $      (0.23)   $      (0.42)   $      (4.24)
                                                            ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                              668,106         426,682         560,522
                                                            ============    ============    ============

See accompanying notes to condensed consolidated financial statements.


                                                    4

HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH MARCH 31, 2006
(UNAUDITED)
                                                                                           FROM INCEPTION
                                                                                             (9/9/2004)
                                                                THREE MONTHS ENDED            THROUGH
                                                                     MARCH 31,                MARCH 31,
                                                                2006            2005            2006
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $   (155,445)   $   (179,594)   $ (2,377,526)
     Earnings (loss) from discontinued operations                      -          70,242               -
                                                            ------------    ------------    ------------
          Loss from continuing operations                       (155,445)       (249,836)     (2,377,526)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Depreciation                                                    -              93             372
       Asset impairments                                               -               -         311,002
       Equity in joint venture loss                                    -               -         134,691
       Common stock issued for services                                -               -         186,182
       Abandoned asset                                             1,490               -           1,490
       Accounts payable                                           22,500          28,382         (19,642)
       Due from related parties                                        -           3,000         370,750
       Accrued expenses                                          130,410         126,533         662,616
                                                            ------------    ------------    ------------
     Net cash used in continuing operations                       (1,045)        (91,828)       (730,065)
                                                            ------------    ------------    ------------
     Net cash used in discontinued operations                          -        (163,002)       (163,002)
                                                            ------------    ------------    ------------
          Net cash used in operations                             (1,045)       (254,830)       (893,067)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                    -               -          (1,863)
  Investment in joint venture                                          -               -        (115,500)
                                                            ------------    ------------    ------------
          Net cash used in investing activities                        -               -        (117,363)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                        -         261,227         880,781
  Loan repayment                                                       -               -          (7,500)
  Sale of common stock                                                 -               -         135,000
  Cash received in acquisition of IMGI                                 -               -           1,200
                                                            ------------    ------------    ------------
          Net cash provided by financing activities                    -         261,227       1,009,481
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,045)          6,397            (949)
CASH AND CASH EQUIVALENTS, beginning of period                     1,348           2,691           1,252
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                    $        303    $      9,088    $        303
                                                            ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for investment in Health
     Strip Solutions, LLC                                   $    900,000    $          -    $    900,000

See accompanying notes to condensed consolidated financial statements.


                                                    5

HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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


NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Healthsport, Inc. ("Healthsport") and its wholly owned subsidiaries, Idea Management Group, Inc. ("IMGI"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") and Health Strip Solutions, LLC ("Health Strip") the 80% subsidiary of Healthsport (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Developing the Company's film strip product containing electrolytes represents the primary continuing operations of the Company and the current development stage operations.

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006; 1) the name of the Company would be changed to Healthsport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, the Company has made the change in outstanding shares and all references to shares retroactive for all periods presented in the financial statements.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until May 30, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of the strip. Health Strip through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005, which is included in the Company's Form 10-KSB for the year ended December 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NOTE 2--GOING CONCERN
---------------------

The Company has not established any sources of revenue to fund the development of business, projected operating expenses and commitments for fiscal year 2006. Since August 26, 2003, when the Company discontinued its plans to begin a racing league, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $2,222,081 through December 31, 2005 and $155,445 during the three months ended March 31, 2006. A group of the note holders have agreed to advance funds to allow the Company to develop its health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its current assets by approximately $5,054,000, and $229,934 of its convertible promissory notes payable obligations are in default. The remaining balances of the convertible promissory notes in the total amount of $4,300,375, as amended, are due on June 30, 2006. Pursuant to the acquisition of Health Strip, the Company is required to convert at least $4,000,000 of its outstanding liabilities into its common stock by May 15, 2006, which was extended until May 30, 2006. It is the Company's intention to convert substantially all of its outstanding liabilities into common stock. However, there can be no assurance that this will be accomplished by that date.

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

InnoZen has been unable to complete a saleable product and all joint venture funds were expended by December 31, 2005.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until May 30, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of the strip. Health Strip through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

Health Strip did not have any tangible assets or liabilities, nor did it have any specific intangible assets to which a portion of the cost could be allocated. Accordingly, Health Strip recorded goodwill in the amount of $1,125,000 ($900,000 or 80% of which is equal to the value of the Company's stock issued on the date of the transaction). The Company's stock closed at $1.80 per post-split share on the date of the acquisition.

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

The Company began its initial sales and commenced operations during the quarter ended September 30, 2005. However, due to delays encountered in developing a functional website which delayed the date for commencing sales, the Company determined it would not have sufficient participants to have a viable program during the 2005 season. Accordingly, the Company returned all fees collected and cancelled the program. While the Company may still pursue the project for the 2006 season, its principal focus is on the agreement with Health Strip. Accordingly, at December 31, 2005, the Company elected to impair its investment in the goodwill associated with Poker to the $50,000 amount it had determined to be the fair value of the investment.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 1,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment of $65,458 at December 31, 2005.

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

In March 2005, the Company and all other parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the three months ended March 31, 2005.

NOTE 5--STOCK OPTION PLANS
--------------------------

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. No options were granted during the three months ended March 31, 2006 or 2005.

Until December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No.
25), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.


NOTE 6--NOTES PAYABLE
---------------------

Activity in convertible promissory notes for the three months ended March 31, 2006 is as follows:

                                                                 Accrued
                                              Principal         Interest

Balance, January 1, 2006                  $   4,530,309    $      68,244
Accrued interest                                      -          135,909
                                          -------------    -------------
Balance, March 31, 2006                   $   4,530,309    $     204,153
                                          =============    =============


At December 31, 2005, note agreements with a principal balance of $4,300,375 were amended and are now due June 30, 2006, including interest of 12%, payable monthly commencing on January 31, 2006. Accrued interest has not been paid. The remaining notes in the principal amount of $229,934 are in default and the default rate of interest is 12% since the default occurred.

NOTE 7--COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

NOTE 8--RELATED PARTIES
-----------------------

During 2005, Godley Morris Group, LLC ("GMG"), a company 50% owned and managed by the Company's former CEO notified the Company they were claiming reimbursement for $291,913 for expenditures they claimed to have made on behalf of the Company. The Company recorded this amount in due to related party in December 2005.

The Company's CEO is currently providing office space for the Company at no charge.

NOTE 9--SUBSEQUENT EVENTS
-------------------------

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006; 1) the name of the Company would be changed to Healthsport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, the Company has made the change in outstanding shares retroactive for all periods presented in the financial statements.

The Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip on March 29, 2006, which provided in part that the seller could rescind the transaction if a minimum of $4,000,000 of the Company's liabilities were not converted into the Company's common stock by May 15, 2006. The Company extended the due date until May 30, 2006 for conversion of the liabilities into its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been in the development stage for our planned racing operation since our inception, May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue its racing operation. Since August 26, 2003 and until September 9, 2004, we attempted to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, we ceased one development stage and commenced a new development stage operation.

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

InnoZen has been unable to complete a saleable product and all joint venture funds were expended by December 31, 2005.

On March 29, 2006, we entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip Solutions, LLC, ("Health Strip"), to acquire 80% of Health Strip in exchange for 500,000 shares of our $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if we are unable to cause a minimum of $4,000,000 of our outstanding liabilities to convert into our common stock by May 15, 2006, which was extended until May 30, 2006. Health Strip has use rights to patented process technology for the formulation and for the manufacture of a thin film electrolyte strip. In addition, Health Strip has tentative agreements in place for the marketing and distribution of our strip. Health Strip, through its manufacturing agreement has the process technology to manufacture thin film strips to deliver an electrolyte product.

Health Strip did not have any tangible assets or liabilities, nor did it have any specific intangible assets to which a portion of the cost could be allocated. Accordingly, Health Strip recorded goodwill in the amount of $1,125,000 ($900,000 or 80% of which is equal to the value of our common stock issued on the date of the transaction). Our common stock closed at $1.80 per post-split share on the date of the acquisition.

IMGI
----
On September 9, 2004, we acquired all of the issued and outstanding common stock of IMGI, a concept development company.

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

We began our initial sales during the quarter ended September 30, 2005 and believed we had commenced operations and completed our development stage as of that date. However, due to delays encountered in developing a functional website, which delayed the date for commencing sales, we determined we would not have sufficient participants to have a viable program during the 2005 season. Accordingly, we returned all fees collected and cancelled the program. We have re-instituted the development stage for our business from the original inception date of September 9, 2004. While we may still pursue the project for the 2006 season, our principal focus is on the agreement with Health Strip. Accordingly, at December 31, 2005, we elected to impair our investment in the goodwill associated with Poker to the $50,000 amount we have determined to be the fair value of the investment.

                        GOING CONCERN FACTORS--LIQUIDITY

We have not established any sources of revenue to fund the development of business, projected operating expenses and commitments for fiscal year 2006. Since August 26, 2003, when we discontinued our plans to begin a racing league, we attempted to locate and negotiate with a business entity for a merger with that target business. As discussed below, we acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, we incurred losses in the amount of $2,222,081 through December 31, 2005 and $155,445 during the three months ended March 31, 2006. A group of the note holders have agreed to advance funds to allow us to develop our health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop our current business plan.

In addition, our current liabilities exceed our current assets by approximately $5,054,000, and $229,934 of our convertible promissory notes payable obligations are in default. The remaining balances of the convertible promissory notes in the total amount of $4,300,375, as amended, are due on June 30, 2006. Pursuant to the acquisition of Health Strip, we are required to convert at least $4,000,000 of our outstanding liabilities into our common stock by May 15, 2006, which was extended to May 30, 2006. It is our intention to convert substantially all of our outstanding liabilities into common stock. However, there can be no assurance that this will be accomplished by that date.

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

In March 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. As a result, we were relieved of previously recorded liabilities in the amount of $281,181. We recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the three months ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

     The Company discontinued its planned racing operations on August 26, 2003, and subsequently terminated the majority of its employees. A third-party consultant was retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2006, the Company issued 100,000,000 shares of its common stock to acquire 80% of Health Strip Solutions, LLC. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                       HEALTHSPORT, INC.



May 18, 2006                           By: /s/ Terry Washburn
                                       ---------------------------------------
                                       Terry Washburn, Chief Executive Officer
                                       and principal financial and accounting
                                       officer