Form 10QSB
period 2006-06-30
Healthsport, Inc.
filed 2006-08-10
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: JUNE 30, 2006


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


             3930 GLADE ROAD, STE 108-200, COLLEYVILLE, TEXAS 76034
                     (Address of principal executive office)

                  4514 COLE AVE, SUITE 200, DALLAS, TEXAS 75205
                 (Former address of principal executive office)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2006 was 1,157,288.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X].

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Balance Sheet as of June 30, 2006          3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2006 and 2005                         4

           Condensed Consolidated Statements of Operations for the six
           months ended June 30, 2006 and 2005 and the period from
           inception (September 9, 2004) through June 30, 2006               5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2006 and 2005, and the period from
           inception (September 9, 2004) through June 30, 2006               6

           Notes to Condensed Consolidated Financial Statements            7-13

Item 2.    Management's Discussion and Analysis or Plan of Operation       14-17

Item 3.    Controls and Procedures                                          18

PART II    OTHER INFORMATION                                               19-21


HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $    421,671
                                                                      ------------
     Total current assets                                                  421,671
Goodwill                                                                 1,175,000
                                                                      ------------
     Total assets                                                     $  1,596,671
                                                                      ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible promissory notes                                        $  4,617,572
  Accounts payable and accrued expenses                                    196,845
  Due to related party                                                     291,913
  Accrued interest payable                                                 343,013
                                                                      ------------
     Total liabilities                                                   5,449,343
                                                                      ------------

Commitments and contingencies

Minority interest                                                          225,000

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                            --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 1,157,882 shares and outstanding 1,157,288 shares                   116
  Additional paid-in capital                                            18,740,401
  Common stock warrants                                                      1,200
  Accumulated deficit                                                  (22,819,389)
                                                                      ------------
     Total stockholders' deficit                                        (4,077,672)
                                                                      ------------
          Total liabilities and stockholders' deficit                 $  1,596,671
                                                                      ============

See accompanying notes to condensed consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)


                                                     2006               2005
                                                 -----------        -----------

EXPENSES
Administrative expense                           $   198,014         $ 158,1254
Equity in joint venture loss                              --             50,000
Interest income                                       (1,963)                --
Interest expense                                     196,214             95,399
                                                 -----------        -----------
          NET LOSS                               $  (392,265)       $  (303,524)
                                                 ===========        ===========

NET LOSS PER SHARE, BASIC AND DILUTED            $     (0.34)       $     (0.49)
                                                 ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                1,157,288            617,600
                                                 ===========        ===========

See accompanying notes to condensed consolidated financial statements.




HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2006
(UNAUDITED)

                                                                                       FROM INCEPTION
                                                                                         (9/9/2004)
                                                           SIX MONTHS ENDED               THROUGH
                                                               JUNE 30,                   JUNE 30,
                                                        2006              2005              2006
                                                    -----------       -----------       -----------

CONTINUING OPERATIONS
Administrative expense                              $   216,060        $ 310,4720       $ 1,494,282
Asset impairments                                            --                --           311,002
Abandoned asset                                           1,491                --             1,491
Equity in joint venture loss                                 --            50,000           134,691
Interest income                                          (1,963)               --            (1,963)
Interest expense                                        332,123           192,889           830,289
                                                    -----------       -----------       -----------
     LOSS FROM CONTINUING OPERATIONS                   (547,711)         (553,361)       (2,769,792)
                                                    -----------       -----------       -----------
DISCONTINUED OPERATIONS
  Earnings from discontinued operations                      --            70,242                --
  Income tax benefit                                         --                --                --
                                                    -----------       -----------       -----------
     NET EARNINGS FROM DISCONTINUED OPERATIONS               --            70,242                --
                                                    -----------       -----------       -----------
          NET LOSS                                  $  (547,711)      $  (483,119)      $(2,769,792)
                                                    ===========       ===========       ===========

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                             $     (0.60)      $     (1.06)      $     (4.31)
  DISCONTINUED OPERATIONS                                    --              0.14                --
                                                    -----------       -----------       -----------
     TOTAL                                          $     (0.60)      $     (0.92)      $     (4.31)
                                                    ===========       ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                     914,194           522,668           643,143
                                                    ===========       ===========       ===========

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2006
(UNAUDITED)
                                                                                               FROM INCEPTION
                                                                                                 (9/9/2004)
                                                                   SIX MONTHS ENDED               THROUGH
                                                                       JUNE 30,                   JUNE 30,
                                                                2006              2005              2006
                                                            -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $  (547,711)      $  (483,119)      $(2,769,792)
     Earnings from discontinued operations                           --            70,242                --
                                                            -----------       -----------       -----------
          Loss from continuing operations                      (547,711)         (553,361)       (2,769,792)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Amortization of beneficial conversion feature             57,355                --            57,355
       Depreciation                                                  --               186               372
       Asset impairments                                             --                --           311,002
       Equity in joint venture loss                                  --            50,000           134,691
       Common stock issued for services                              --                --           186,182
       Abandoned asset                                            1,491                --             1,491
       Accounts payable                                         190,618           104,613           148,476
       Due from related parties                                      --               175           370,750
       Accrued expenses                                         269,970           197,130           802,176
                                                            -----------       -----------       -----------
     Net cash used in continuing operations                     (28,277)         (201,257)         (757,297)
                                                            -----------       -----------       -----------
     Net cash used in discontinued operations                        --          (163,002)         (163,002)
                                                            -----------       -----------       -----------
          Net cash used in operations                           (28,277)         (364,259)         (920,299)
                                                            -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                  --                --            (1,863)
  Investment in joint venture                                        --          (115,500)         (115,500)
                                                            -----------       -----------       -----------
          Net cash used in investing activities                      --          (115,500)         (117,363)
                                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                 448,600           367,692         1,329,381
  Loan repayment                                                     --                --            (7,500)
  Sale of common stock                                               --           135,000           135,000
  Cash received in acquisition of IMGI                               --                --             1,200
                                                            -----------       -----------       -----------
          Net cash provided by financing activities             448,600           502,692         1,458,081
                                                            -----------       -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       420,323            22,933           420,419
CASH AND CASH EQUIVALENTS, beginning of period                    1,348             2,692             1,252
                                                            -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                    $   421,671       $    25,625       $   421,671
                                                            ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
  Issuance of common stock for investment in Health
     Strip Solutions, LLC                                   $   900,000       $        --       $   900,000

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

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until August 31, 2006. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has tentatively agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips should be available to the public by September 1, 2006.

On September 9, 2004, Healthsport acquired IMGI and subsequently acquired Gaming, both of which are non-operating development stage enterprises within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit.

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

NOTE 2--GOING CONCERN
---------------------

The Company has not established any sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months. Since August 26, 2003, when the Company discontinued its plans to begin a racing league, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $2,222,081 through December 31, 2005 and $547,711 during the six months ended June 30, 2006. A group of the note holders have agreed to advance funds to allow the Company to develop its health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its current assets by approximately $5,028,000, and substantially all of its convertible promissory notes payable obligations are now due. Pursuant to the acquisition of Health Strip, the Company is required to convert at least $4,000,000 of its outstanding liabilities into its common stock by May 15, 2006, which was extended until August 31, 2006. It is the Company's intention to convert substantially all of its outstanding liabilities into common stock upon completion of a formal manufacturing agreement with InnoZen. However, there can be no assurance that this will be accomplished by that date.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3--ACQUISITIONS
--------------------

ELECTROLYTE STRIP
-----------------
On April 19, 2005, the Company entered into a joint development agreement with InnoZen to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. The Company has the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. The Company contributed $115,500 in cash and 1,250 shares of its common stock, valued at $19,191 using the Black-Scholes valuation model, for its 50% interest in the joint venture. The Company would be required to issue an additional 1,250 shares of its common stock upon completion of the development of a saleable product.

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange. InnoZen had been unable to complete a saleable product and all joint venture funds were expended by December 31, 2005.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until August 31, 2006. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has tentatively agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips should be available to the public by September 1, 2006.

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

POKER
-----
On June 28, 2005, the Company issued 19,250 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). The Company recorded the investment of $295,544 as goodwill on the books of Poker.

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

TELEVISION PROGRAMS
-------------------
On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 8,750 shares of the Company's common stock at an exercise price of $20.00 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment of $65,458 at December 31, 2005.

On September 28, 2005, the Company completed the modification of its television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 8,750 shares of the Company's common stock at $20.00 per share were cancelled and the Company issued 18,000 shares of its common stock to the seller of the programs. The 18,000 shares of common stock were valued at $251,640, utilizing the Black-Scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GAMING
------
On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming, a Nevada limited liability company, in exchange for warrants to acquire 3,750 shares of the Company's common stock at an exercise price of $20.00 per share. In addition, in the event Gaming generates $2,000,000 in gross revenue within 36 months of closing, the sellers of Gaming would receive additional warrants to acquire 3,750 shares of the Company's common stock at an exercise price of $20.00. Gaming had no prior operations and has no assets. Accordingly, the transaction was recorded with no value. Gaming is not currently active and has not had any activity since its inception.


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

In March 2005, the Company and all other parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the six months ended June 30, 2005.

NOTE 5--STOCK OPTION PLANS
--------------------------

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. No options were granted during the six months ended June 30, 2006 or 2005 and there are no unvested options outstanding.

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


NOTE 6--CONVERTIBLE PROMISSORY NOTES
------------------------------------

Activity in convertible promissory notes for the six months ended June 30, 2006 is as follows:

                                                                                Accrued
                                                            Principal          Interest

Balance, January 1, 2006                                   $ 4,530,309       $    68,244
Loan proceeds                                                  448,600                --
Accrued interest                                                    --           274,769
                                                           -----------       -----------
Balance principal and accrued interest, June 30, 2006      $ 4,978,909       $   343,013
                                                           -----------       ===========
Beneficial conversion feature                                 (418,692)               --
Amortization of beneficial conversion feature                   57,355                --
                                                           -----------
Balance of beneficial conversion feature                      (361,337)               --
                                                           -----------
Net convertible promissory notes, June 30, 2006            $ 4,617,572                --
                                                           ===========

At December 31, 2005, note agreements with a principal balance of $4,300,375 were amended and are due June 30, 2006, including interest of 12%, payable monthly commencing on January 31, 2006. Accrued interest has not been paid. The remaining balance of notes outstanding at December 31, 2005, in the principal amount of $229,934, is in default and the default rate of interest is 12% since the default occurred.

During the three months ended June 30, 2006, the Company issued a 12%, one-year convertible promissory note payable for $500,000 and received advances on this loan in the amount of $448,600. The note is convertible into common shares at the rate of $1.00 per share. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $418,692 based on the quoted stock price on the grant date of $1.80 per share. The $418,692 was recorded as a debt discount and credited to additional paid-in capital. The debt discount is being amortized to interest expense over the one-year term of the loan. At June 30, 2006, $57,355 had been amortized to interest expense and $361,337 remains to be amortized.

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

The Company's CEO was paid a consulting fee of $3,500 during the six months ended June 30, 2006.

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

ELECTROLYTE STRIP
-----------------
On April 19, 2005, we entered into a joint development agreement with InnoZen, Inc. ("InnoZen") to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. We have the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. We contributed $115,500 in cash and 1,250 shares of our common stock, valued at $19,191 using the Black-Scholes valuation model, for our 50% interest in the joint venture. We would be required to issue an additional 1,250 shares of our common stock upon completion of the development of a saleable product.

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime, orange and sour orange. InnoZen had been unable to complete a saleable product and all joint venture funds were expended by December 31, 2005.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller has the right to rescind this transaction by May 31, 2006, if the Company is unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until August 31, 2006. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has tentatively agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips should be available to the public by September 1, 2006.

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

POKER
-----
On June 28, 2005, we issued 19,250 shares of our common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded the investment of $295,544 as goodwill.

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

                      COST OF OPERATIONS DURING DEVELOPMENT

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO JUNE 30, 2005

Administrative expenses increased $39,889 (25%) in 2006 from 2005. The majority of the increase is a result of an increase of $87,382 in consulting and other professional services offset by a reduction in gross payroll of $54,834.

During 2005 we recognized a loss of $50,000 as our share of the loss incurred by the joint venture with InnoZen. All funds were expended by December 31, 2005, and we have not incurred any additional cost.

Interest expense increased $100,815 (106%) in 2006 as compared to 2005. The principal balance of the debt was $3,240,873 at June 30, 2005, as compared to $4,978,909 at June 30, 2006, an increase of 54%. In addition, the 2006 amount includes amortization of the beneficial conversion feature associated with the new convertible promissory note issued in 2006 in the amount of $57,355.

Net loss from continuing operations increased from $303,524 in 2005 to $392,265 in 2006 as a result of the above factors.

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO JUNE 30, 2005

Administrative expense decreased $94,412 (30%) in 2006 as compared to 2005. The decline is primarily a result of shutting down the operation in Lake City, South Carolina at June 30, 2005. This reduced quarterly operating expenses by over $50,000. We were substantially shut down in the first quarter of 2006, and have since hired three employees in April and May 2006 to oversee the electrolyte strip development.

As noted above, we recognized a $50,000 loss on our joint venture with InnoZen in 2005.

Interest expense increased $139,234 (72%) in 2006 as compared to 2005 as a result of the increase in the principal balance of the debt noted above and the 2006 amount includes amortization of the beneficial conversion feature associated with the new convertible promissory note issued in 2006 in the amount of $57,355.

Net loss from continuing operations decreased $5,650 (1%) in 2006 as compared to 2005 primarily as a result of the factors discussed above.


                        GOING CONCERN FACTORS--LIQUIDITY

We have not established any sources of revenue to fund the development of business, projected operating expenses and commitments for fiscal year 2006. Since August 26, 2003, when we discontinued our plans to begin a racing league, we attempted to locate and negotiate with a business entity for a merger with that target business. As discussed below, we acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, we incurred losses in the amount of $2,222,081 through December 31, 2005 and $547,711 during the six months ended June 30, 2006. A group of the note holders have agreed to advance funds to allow us to develop our health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop our current business plan.

In addition, our current liabilities exceed our current assets by approximately $5,028,000, and substantially all of our convertible promissory notes payable obligations are now due. Pursuant to the acquisition of Health Strip, we are required to convert at least $4,000,000 of our outstanding liabilities into our common stock by May 15, 2006, which was extended to August 31, 2006. It is our intention to convert substantially all of our outstanding liabilities into common stock upon completion of a formal manufacturing agreement with InnoZen. However, there can be no assurance that this will be accomplished by that date.

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

In March 2005, all parties to the litigation agreed to dismiss with prejudice all claims and counterclaims. As a result, we were relieved of previously recorded liabilities in the amount of $281,181. We recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the six months ended June 30, 2005.

ITEM 3:  CONTROLS AND PROCEDURES

     A third-party consultant has been retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     Other than as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

ITEM 6:  EXHIBITS

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

                                       HEALTHSPORT, INC.



August 4, 2006                         By: /s/ Terry Washburn
                                           ------------------------------------
                                       Terry Washburn, Chief Executive Officer
                                       and principal financial and accounting
                                       officer