Form 10QSB/A
period 2006-06-30
Healthsport, Inc.
filed 2006-11-17
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


                  7633 E 63RD PLACE, SUITE 220, TULSA, OK 74133
                     (Address of principal executive office)

             3930 GLADE ROAD, STE 108-200, COLLEYVILLE, TEXAS 76034
                 (Former address of principal executive office)

                                 (877) 570-4776
                           (Issuer's telephone number)

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

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----

PART I       FINANCIAL INFORMATION (Unaudited)

Item 1.      Condensed Consolidated Balance Sheet as of June 30, 2006       3

             Condensed Consolidated Statements of Operations for the
             three months ended June 30, 2006 and 2005                      4

             Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 and the period from
             inception (September 9, 2004) through June 30, 2006            5

             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and the period from
             inception (September 9, 2004) through June 30, 2006           6-7

             Notes to Condensed Consolidated Financial Statements          8-15

Item 2.      Management's Discussion and Analysis or Plan of Operation     16-19

Item 3.      Controls and Procedures                                        20

PART II      OTHER INFORMATION                                             21-23

HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    421,671
                                                                   ------------
     Total current assets                                               421,671
Patent                                                                1,125,000
Goodwill                                                                 50,000
                                                                   ------------
     Total assets                                                  $  1,596,671
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible promissory notes                                     $  4,978,909
  Accounts payable and accrued expenses                                 196,845
  Due to related party                                                  291,913
  Accrued interest payable                                              343,013
                                                                   ------------
     Total liabilities                                                5,810,680
                                                                   ------------

Commitments and contingencies

Minority interest                                                       225,000

STOCKHOLDERS' DEFICIT
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                         --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 1,157,882 shares and outstanding 1,157,288 shares                116
  Additional paid-in capital                                         18,680,589
  Common stock warrants                                                   1,200
  Accumulated deficit                                               (23,120,914)
                                                                   ------------
     Total stockholders' deficit                                     (4,439,009)
                                                                   ------------
          Total liabilities and stockholders' deficit              $  1,596,671
                                                                   ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)


                                                      2006              2005
                                                   -----------      -----------

EXPENSES
Administrative expense                             $   198,014       $ 158,1254
Equity in joint venture loss                                --           50,000
Interest income                                         (1,963)              --
Interest expense                                       497,739           95,399
                                                   -----------      -----------
          NET LOSS                                 $  (693,790)     $  (303,524)
                                                   ===========      ===========

NET LOSS PER SHARE, BASIC AND DILUTED              $     (0.60)     $     (0.49)
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  1,157,288          617,600
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.





HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2006
(UNAUDITED)

                                                                             FROM INCEPTION
                                                                               (9/9/2004)
                                                      SIX MONTHS ENDED          THROUGH
                                                          JUNE 30,              JUNE 30,
                                                    2006           2005           2006
                                                 -----------    -----------    -----------

CONTINUING OPERATIONS
Administrative expense                           $   216,060     $ 310,4720    $ 1,494,282
Asset impairments                                         --             --        311,002
Abandoned asset                                        1,491             --          1,491
Equity in joint venture loss                              --         50,000        134,691
Interest income                                       (1,963)            --         (1,963)
Interest expense                                     633,648        192,889      1,131,814
                                                 -----------    -----------    -----------
     LOSS FROM CONTINUING OPERATIONS                (849,236)      (553,361)    (3,071,317)
                                                 -----------    -----------    -----------
DISCONTINUED OPERATIONS
  Earnings from discontinued operations                   --         70,242             --
  Income tax benefit                                      --             --             --
                                                 -----------    -----------    -----------
     NET EARNINGS FROM DISCONTINUED OPERATIONS            --         70,242             --
                                                 -----------    -----------    -----------
          NET LOSS                               $  (849,236)   $  (483,119)   $(3,071,317)
                                                 ===========    ===========    ===========

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                          $     (0.93)   $     (1.06)   $     (4.78)
  DISCONTINUED OPERATIONS                                 --           0.14             --
                                                 -----------    -----------    -----------
     TOTAL                                       $     (0.93)   $     (0.92)   $     (4.78)
                                                 ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  914,194        522,668        643,143
                                                 ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.




HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2006
(UNAUDITED)
                                                                                       FROM INCEPTION
                                                                                         (9/9/2004)
                                                               SIX MONTHS ENDED           THROUGH
                                                                   JUNE 30,               JUNE 30,
                                                              2006          2005           2006
                                                          -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (849,236)   $  (483,119)   $(3,071,317)
     Earnings from discontinued operations                         --         70,242             --
                                                          -----------    -----------    -----------
          Loss from continuing operations                    (849,236)      (553,361)    (3,071,317)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Intrinsic value of beneficial conversion feature
          of convertible promissory note                      358,880             --        358,880
       Depreciation                                                --            186            372
       Asset impairments                                           --             --        311,002
       Equity in joint venture loss                                --         50,000        134,691
       Common stock issued for services                            --             --        186,182
       Abandoned asset                                          1,491             --          1,491
       Accounts payable                                       190,618        104,613        148,476
       Due from related parties                                    --            175        370,750
       Accrued expenses                                       269,970        197,130        802,176
                                                          -----------    -----------    -----------
     Net cash used in continuing operations                   (28,277)      (201,257)      (757,297)
                                                          -----------    -----------    -----------
     Net cash used in discontinued operations                      --       (163,002)      (163,002)
                                                          -----------    -----------    -----------
          Net cash used in operations                         (28,277)      (364,259)      (920,299)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                --             --         (1,863)
  Investment in joint venture                                      --       (115,500)      (115,500)
                                                          -----------    -----------    -----------
          Net cash used in investing activities                    --       (115,500)      (117,363)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                               448,600        367,692      1,329,381
  Loan repayment                                                   --             --         (7,500)
  Sale of common stock                                             --        135,000        135,000
  Cash received in acquisition of IMGI                             --             --          1,200
                                                          -----------    -----------    -----------
          Net cash provided by financing activities           448,600        502,692      1,458,081
                                                          -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     420,323         22,933        420,419
CASH AND CASH EQUIVALENTS, beginning of period                  1,348          2,692          1,252
                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                  $   421,671    $    25,625    $   421,671
                                                          ===========    ===========    ===========

                                                                                        (Continued)

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH JUNE 30, 2006
(UNAUDITED)
                                                                          FROM INCEPTION
                                                                            (9/9/2004)
                                                         SIX MONTHS ENDED    THROUGH
                                                             JUNE 30,        JUNE 30,
                                                         2006       2005       2006
                                                       --------   --------   --------

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:
   Issuance of common stock for:
     Investment in Health Strip Solutions, LLC         $900,000   $     --   $900,000
     Investment in World Championship Poker                  --    295,544    295,544
     Investment in joint venture                             --     19,191     19,191
     Convertible notes                                       --    472,301    472,301
     Accounts payable                                        --     47,937     47,937
     Accrued interest                                        --     97,215    297,215
     Due to related party                                    --         --     22,000
  Issuance of common stock warrants for:
     Acquisition of IMGI and Gaming                          --         --      1,200
     Acquisition of television programs                      --         --     65,458
  Cancellation of common stock warrants                      --         --     65,458
  Issuance of convertible notes for accrued interest         --         --    590,279
  Issuance of convertible notes for accounts payable
     and accrued expenses                                    --         --    503,800


See accompanying notes to condensed consolidated financial statements.


                                       7

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

NOTE 2--GOING CONCERN
---------------------

The Company has not established any sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months. Since August 26, 2003, when the Company discontinued its plans to begin a racing league, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $2,222,081 through December 31, 2005 and $849,236 during the six months ended June 30, 2006. A group of the note holders have agreed to advance funds to allow the Company to develop its health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop the Company's current business plan.

In addition, current liabilities of the Company exceed its current assets by approximately $5,389,000, and substantially all of its convertible promissory notes payable obligations are now due. Pursuant to the acquisition of Health Strip, the Company is required to convert at least $4,000,000 of its outstanding liabilities into its common stock by May 15, 2006, which was extended until August 31, 2006. It is the Company's intention to convert substantially all of its outstanding liabilities into common stock upon completion of a formal manufacturing agreement with InnoZen. However, there can be no assurance that this will be accomplished by that date.

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

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime and orange. All joint venture funds were expended by December 31, 2005.

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

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for the formulation of a thin film electrolyte strip and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of the Company's stock issued on the date of the transaction. As stated above, the Company has filed a provisional patent in the US Patent & Trademark office and has twelve months to file a final application. The Company commenced amortization of the total patent costs in July 2006 over seventeen years, the life of the expected patent. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

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


NOTE 6--CONVERTIBLE PROMISSORY NOTES
------------------------------------

Activity in convertible promissory notes for the six months ended June 30, 2006 is as follows:

                                                                       Accrued
                                                    Principal          Interest

Balance, January 1, 2006                           $4,530,309         $   68,244
Loan proceeds                                         448,600                 --
Accrued interest                                           --            274,769
                                                   ----------         ----------
Balance, June 30, 2006                             $4,978,909         $  343,013
                                                   ==========         ==========

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

During the three months ended June 30, 2006, the Company issued a 12%, one-year convertible promissory note payable for $500,000 and received advances on this loan in the amount of $448,600. The note is convertible into common shares at the rate of $1.00 per share. Management has determined that this note qualifies as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and accordingly the embedded conversion option is not a derivative. The Company computed the intrinsic value of the beneficial conversion of $358,880 based on the quoted stock price on the grant date of $1.80 per share. The $358,880 was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the convertible promissory note can be converted upon issuance.

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

NOTE 9--ADJUSTMENTS REQUIRING AMENDED FILING
--------------------------------------------

After filing its Form 10-QSB for the quarter ended June 30, 2006, the Company determined it had incorrectly calculated the intrinsic value of the beneficial conversion feature of its convertible promissory note as further described in note 6.

This correction only impacts the financial statements included in this Form 10-QSB/A. The effect of this adjustment was to increase convertible promissory notes $361,337, decrease additional paid-in capital $59,812 and increase interest expense $301,525. Net loss per share increased by $.26, $.33 and $.47 during the three and six month periods ended June 30, 2006, and the period from inception (September 9, 2004) through June 30, 2006, respectively, as a result of this adjustment.

The Company determined the $1,125,000 previously classified as goodwill at June 30, 2006, should be classified as patent cost, as further described in note 3. This change only affected the balance sheet classification at June 30, 2006.

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

As of September 30, 2005, the joint venture had completed a product formulation of an acceptable thin film prototype containing electrolytes and had completed laboratory stability testing for the oral dosage product. The joint venture produced initial electrolyte strips capable of holding a deliverable load of electrolytes equal to approximately one fluid ounce of most recognized sports drinks. The electrolyte strips were produced for flavor testing with initial flavors to be lemon-lime and orange. All joint venture funds were expended by December 31, 2005.

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

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for the formulation of a thin film electrolyte strip and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of the Company's stock issued on the date of the transaction. As stated above, we have filed a provisional patent in the US Patent & Trademark office and have twelve months to file a final application. We commenced amortization of the total patent costs in July 2006 over seventeen years, the life of the expected patent. We will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

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

Interest expense increased $402,340 (422%) in 2006 as compared to 2005. The principal balance of the debt was $3,240,873 at June 30, 2005, as compared to $4,978,909 at June 30, 2006, an increase of 54%. In addition, the 2006 amount includes the intrinsic value of the beneficial conversion feature associated with the new convertible promissory note issued in 2006 in the amount of $358,880.

Net loss from continuing operations increased from $303,524 in 2005 to $693,790 in 2006 as a result of the above factors.

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

Interest expense increased $440,759 (229%) in 2006 as compared to 2005 as a result of the increase in the principal balance of the debt noted above and the 2006 amount includes the intrinsic value of the beneficial conversion feature associated with the new convertible promissory note issued in 2006 in the amount of $358,880.

Net loss from continuing operations increased $295,875 (53%) in 2006 as compared to 2005 primarily as a result of the factors discussed above.


                        GOING CONCERN FACTORS--LIQUIDITY

We have not established any sources of revenue to fund the development of business, projected operating expenses and commitments for fiscal year 2006. Since August 26, 2003, when we discontinued our plans to begin a racing league, we attempted to locate and negotiate with a business entity for a merger with that target business. As discussed below, we acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, we incurred losses in the amount of $2,222,081 through December 31, 2005 and $849,236 during the six months ended June 30, 2006. A group of the note holders have agreed to advance funds to allow us to develop our health strip product which management believes will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. However, there can be no assurance that the group of note holders will be able to continue to provide sufficient funding to develop our current business plan.

In addition, our current liabilities exceed our current assets by approximately $5,389,000, and substantially all of our convertible promissory notes payable obligations are now due. Pursuant to the acquisition of Health Strip, we are required to convert at least $4,000,000 of our outstanding liabilities into our common stock by May 15, 2006, which was extended to August 31, 2006. It is our intention to convert substantially all of our outstanding liabilities into common stock upon completion of a formal manufacturing agreement with InnoZen. However, there can be no assurance that this will be accomplished by that date.

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

PART II--OTHER INFORMATION

ITEM 5:  OTHER MATTERS

Ross Silvey was elected to replace Terry Washburn as Chief Executive Officer and Chief Financial Officer on September 7, 2006.

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

                                         HEALTHSPORT, INC.



November 16, 2006                        By: /s/ Ross E. Silvey
                                         ----------------------
                                         Ross E. Silvey, Chief Executive Officer
                                         and principal financial and accounting
                                         officer