Form 10QSB
period 2006-09-30
Healthsport, Inc.
filed 2006-11-17
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


              For Quarter Ended:             SEPTEMBER 30, 2006


                        Commission File Number: 0-23100

                                HEALTHSPORT, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      22-2649848
    (State of Incorporation)                        (IRS Employer ID No)


             7633 EAST 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
                     (Address of principal executive office)

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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2006 was 15,430,788.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                             HEALTHSPORT, INC. AND SUBSIDIARIES
                                            INDEX


                                                                                      PAGE

PART I     FINANCIAL INFORMATION (Unaudited)

Item 1:    Condensed Consolidated Balance Sheet as of September 30, 2006                3

           Condensed Consolidated Statements of Operations for the three
           months ended September 30, 2006 and 2005                                     4

           Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005 and the period from inception
           (September 9, 2004) through September 30, 2006                               5

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and the period from inception
           (September 9, 2004) through September 30, 2006                              6-7

           Notes to Condensed Consolidated Financial Statements                       8-15

Item 2:    Management's Discussion and Analysis or Plan of Operation                  16-19

Item 3:    Controls and Procedures                                                     20

PART II    OTHER INFORMATION                                                          21-22

           Exhibits                                                                   23-24


HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $     244,343
  Inventory                                                                              3,500
  Inventory deposit                                                                     72,750
                                                                                ---------------
     Total current assets                                                              320,593
Goodwill                                                                                50,000
Patent costs                                                                         1,112,611
                                                                                ---------------
     Total assets                                                                $   1,483,204
                                                                                ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Convertible promissory note                                                    $     448,600
  Accounts payable and accrued expenses                                                 38,293
                                                                                ---------------
     Total liabilities                                                                 486,893
                                                                                ---------------

Minority interest                                                                      205,180

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                                         -
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 15,431,382 shares and outstanding 15,430,788 shares                           1,543
  Additional paid-in capital                                                        24,370,228
  Common stock warrants                                                                  1,200
  Deferred compensation                                                               (164,855)
  Accumulated deficit                                                              (23,416,985)
                                                                                ---------------
     Total stockholders' equity                                                        791,131
                                                                                ---------------
          Total liabilities and stockholders' equity                             $   1,483,204
                                                                                ===============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)


                                                                              2006            2005
                                                                         --------------  ---------------

CONTINUING OPERATIONS
Administrative expense                                                    $    176,922    $    385,1422
Equity in joint venture loss                                                         -           25,000
Interest income                                                                 (3,669)               -
Interest expense                                                               142,638          103,016
                                                                         --------------  ---------------
     NET LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST             (315,891)        (513,158)
MINORITY INTEREST                                                               19,820                -
                                                                         --------------  ---------------
     NET LOSS FROM CONTINUING OPERATIONS                                      (296,071)        (513,158)
                                                                         --------------  ---------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                                  -          (99,202)
  Income tax benefit                                                                 -                -
                                                                         --------------  ---------------
     NET LOSS FROM DISCONTINUED OPERATIONS                                           -          (99,202)
                                                                         --------------  ---------------
        NET LOSS                                                          $   (296,071)   $    (612,360)
                                                                         ==============  ===============

NET LOSS PER SHARE, BASIC AND DILUTED
     CONTINUING OPERATIONS                                                $      (0.25)   $       (0.80)
     DISCONTINUED OPERATIONS                                                         -            (0.16)
                                                                         --------------  ---------------
        TOTAL                                                             $      (0.25)   $       (0.96)
                                                                         ==============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                          1,198,864          639,221
                                                                         ==============  ===============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)


                                                                                                    FROM INCEPTION
                                                                                                       (9/9/2004)
                                                                       NINE MONTHS ENDED                THROUGH
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                    2006             2005                2006
                                                              ----------------  ----------------   ----------------

CONTINUING OPERATIONS
Administrative expense                                         $      392,982    $     695,6142     $    1,671,204
Asset impairments                                                           -                 -            311,002
Abandoned asset                                                         1,491                 -              1,491
Equity in joint venture loss                                                -            75,000            134,691
Interest income                                                        (5,633)                -             (5,633)
Interest expense                                                      776,287           295,905          1,274,453
                                                              ----------------  ----------------   ----------------
     NET LOSS FROM CONTINUING OPERATIONS BEFORE
          MINORITY INTEREST                                        (1,165,127)       (1,066,519)        (3,387,208)
MINORITY INTEREST                                                      19,820                 -             19,820
                                                              ----------------  ----------------   ----------------
     NET LOSS FROM CONTINUING OPERATIONS                           (1,145,307)       (1,066,519)        (3,367,388)
                                                              ----------------  ----------------   ----------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                         -          (28,960)                  -
  Income tax benefit                                                        -                -                   -
                                                              ----------------  ----------------   ----------------
     NET LOSS FROM DISCONTINUED OPERATIONS                                  -          (28,960)                  -
                                                              ----------------  ----------------   ----------------
          NET LOSS                                             $   (1,145,307)   $  (1,095,479)     $   (3,367,388)
                                                              ================  ================   ================

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                                        $        (1.13)   $       (1.90)     $        (4.80)
  DISCONTINUED OPERATIONS                                                   -            (0.05)                  -
                                                              ----------------  ----------------   ----------------
     TOTAL                                                     $        (1.13)   $       (1.95)     $        (4.80)
                                                              ================  ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                 1,010,127          562,002             700,844
                                                              ================  ================   ================


See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

                                                                                                    FROM INCEPTION
                                                                                                       (9/9/2004)
                                                                       NINE MONTHS ENDED                THROUGH
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                    2006             2005                2006
                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (1,145,307)   $   (1,095,479)    $   (3,367,388)
     Loss from discontinued operations                                      -           (28,960)                 -
                                                              ----------------  ----------------   ----------------
        Loss from continuing operations                            (1,145,307)       (1,066,519)        (3,367,388)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Minority interest                                              (19,820)                -            (19,820)
       Beneficial conversion feature of convertible note              358,880                 -            358,880
       Amortization of deferred stock compensation                      4,084                 -              4,084
       Depreciation and amortization                                   16,605               279             16,977
       Asset impairments                                                    -                 -            311,002
       Equity in joint venture loss                                         -            75,000            134,691
       Common stock issued for services                                58,500           186,182            244,682
       Abandoned asset                                                  1,491                 -              1,491
       Inventory                                                       (3,500)                -             (3,500)
       Prepaid expenses and other assets                              (78,457)                -            (78,457)
       Accounts payable                                               164,539           (81,816)           122,397
       Due from related parties                                             -            22,466            370,750
       Accrued expenses                                               437,380           400,555            969,586
                                                              ----------------  ----------------   ----------------
     Net cash used in continuing operations                          (205,605)         (463,853)          (934,625)
                                                              ----------------  ----------------   ----------------
     Net cash used in discontinued operations                               -           (63,800)          (163,002)
                                                              ----------------  ----------------   ----------------
        Net cash used in operations                                  (205,605)         (527,653)        (1,097,627)
                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                         -                 -             (1,863)
  Investment in joint venture                                               -          (115,500)          (115,500)
                                                              ----------------  ----------------   ----------------
        Net cash used in investing activities                               -          (115,500)          (117,363)
                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                       448,600           570,356          1,329,381
  Loan repayment                                                            -            (7,500)            (7,500)
  Sale of common stock                                                      -           135,000            135,000
  Cash received in acquisition of IMGI                                      -                 -              1,200
                                                              ----------------  ----------------   ----------------
        Net cash provided by financing activities                     448,600           697,856          1,458,081
                                                              ----------------  ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             242,995            54,703            243,091
CASH AND CASH EQUIVALENTS, beginning of period                          1,348             2,692              1,252
                                                              ----------------  ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                       $      244,343    $       57,395     $      244,343
                                                              ================  ================   ================


                                                                                                        (Continued)

See accompanying notes to condensed consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND THE PERIOD
  FROM INCEPTION (SEPTEMBER 9, 2004) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

                                                                                                    FROM INCEPTION
                                                                                                       (9/9/2004)
                                                                       NINE MONTHS ENDED                THROUGH
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                    2006             2005                2006
                                                              ----------------  ----------------   ----------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                     $            -    $          270     $          270
  Income taxes                                                              -                 -                  -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for:
     Investment in Health Strip Solutions, LLC                 $      900,000    $            -     $      900,000
     Investment in World Championship Poker                                 -           295,544            295,544
     Investment in joint venture                                            -            19,191             19,191
     Conversion of convertible notes and accrued interest           5,006,281           569,516          5,775,797
     Accounts payable                                                 161,507            47,937            209,444
     Accounts payable and Idea Management Group, Inc.                 295,840                 -            295,840
     Amount due related party                                               -                 -             22,000
  Issuance of common stock warrants for:
     Acquisition of IMGI and Gaming                                         -                 -              1,200
     Acquisition of television programs                                     -                 -             65,458
  Cancellation of common stock warrants                                     -            65,458             65,458
  Issuance of convertible notes for accounts payable
     and accrued expenses                                                   -           503,800            503,800



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

NOTE 1--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements include the accounts of Healthsport, Inc. ("Healthsport") and its wholly owned subsidiaries, World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") and Health Strip Solutions, LLC ("Health Strip") the 80% subsidiary of Healthsport (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Developing the Company's film strip product containing electrolytes represents the only active operations of the Company and the current development stage operations.

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006; 1) the name of the Company would be changed to Healthsport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, effective May 15, 2006, the Company's name was changed to Healthsport, Inc., the shares were reverse-split one for 200 and the Company's Certificate of Incorporation was restated to reflect these amendments. The Company has made the change in outstanding shares and all references to shares retroactive for all periods presented in the financial statements.

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. The seller had the right to rescind this transaction by May 31, 2006, if the Company was unable to cause a minimum of $4,000,000 of its outstanding liabilities to convert into the Company's common stock by May 15, 2006, which was extended until September 30, 2006. Effective September 30, 2006, $5,463,628 of convertible debentures, accounts payable and accrued expenses were converted into the Company's common stock. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips have now been produced. Product names and packaging should be finalized by early November 2006, at which time sales should commence.

On September 9, 2004, Healthsport acquired Idea Management Group, Inc. ("IMGI") and subsequently acquired Gaming, both of which were non-operating development stage enterprises within the meaning of Statement of Financial Accounting Standards No. 7, ("SFAS No. 7") "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities. Accordingly, the costs associated with the new development stage activities have a new inception date of September 9, 2004, and all prior development stage costs associated with the discontinued automotive racing league have been transferred to accumulated deficit. The acquisition of Health Strip, discussed above, is a continuation of activities originally started in the joint venture with InnoZen. Health Strip anticipates sales will commence during the fourth quarter of 2006 and the Company will no longer be in the development stage.

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

NOTE 2--GOING CONCERN
---------------------

The Company has not established any sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months. Since August 26, 2003, when the Company discontinued its plans to begin a racing league, the Company attempted to locate and negotiate with a business entity for the merger of that target business into the Company. As discussed below, the Company has acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, the Company incurred losses in the amount of $2,222,081 through December 31, 2005 and $1,145,307 during the nine months ended September 30, 2006. Management believes the electrolyte strip product will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. The Company currently plans to borrow additional funds and also to sell its common stock in private placement transactions to raise the additional capital required to complete its business plan. However, there can be no assurance that the planned loans, sales of common stock or anticipated commencement of sales will provide sufficient funding to develop the Company's current business plan.

During the quarter ended September 30, 2006, the Company issued 14,273,500 shares of its common stock in exchange for convertible debentures, accounts payable and accrued expenses in the amount of $5,463,628 and services in the amount of $58,500. As a result, the Company's working capital deficit has been reduced to $166,300 at September 30, 2006. The Company expects to convert its remaining convertible debenture into common stock during the fourth quarter of 2006. However, there can be no assurance that this will be accomplished.

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

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips have now been produced. Product names and packaging should be finalized by early November 2006, at which time sales should commence.

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

While the Company may still pursue this project , its principal focus is on the agreement with Health Strip. Accordingly, at December 31, 2005, the Company elected to impair its investment in the goodwill associated with Poker to the $50,000 amount it had determined to be the fair value of the investment.

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

In March 2005, the Company and all other parties to the litigation, which initiated in February 2004, agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the three months ended March 31, 2005. The Company recorded additional legal fees of $99,202 during the September 2005 quarter which resulted in a loss from discontinued operations of $99,202 and $28,960 for the three and nine months ended September 30, 2005, respectively.

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

Prior to January 1, 2006, the Company accounted for options granted under its employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Under APB 25, compensation expense was recognized for the difference between the market price of the Company's common stock on the date of grant and the exercise price. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company had no unvested options outstanding prior to July 1, 2006. Stock-based compensation expense recorded for the quarter ended September 30, 2006, includes the estimated expense for stock options granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded the cost of stock options by increasing additional paid-in capital and increasing deferred compensation. The deferred compensation is being amortized over the period which the awards, are expected to be exercised. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the quarter ended September 30, 2006, was $4,084.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

SFAS 123 as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no options outstanding during the quarter ended September 30, 2005. Disclosures for the quarter ended September 30, 2006, are not presented as the amounts are recognized in the consolidated financial statements.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the quarter ended September 30, 2006:

           Expected term                                  2-3 years
           Expected volatility                             146.12%
           Expected dividend yield                           0%
           Risk-free interest rate                          4.75%
           Expected annual forfeiture rate                   0%

NOTE 6--CONVERTIBLE PROMISSORY NOTE
-----------------------------------

Activity in convertible promissory notes for the nine months ended September 30, 2006 is as follows:

                                                                      Accrued
                                                    Principal        Interest

Balance, January 1, 2006                          $   4,530,309   $      68,244
Loan proceeds                                           448,600               -
Accrued interest                                              -         417,407
Converted to common stock                            (4,530,309)       (475,972)
                                                  -------------   -------------
Balance, September 30, 2006                       $     448,600   $       9,679
                                                  =============   =============

At the end of September 2006, the Company issued 11,450,000 shares of its common stock for convertible debentures in the principal amount of $4,530,309 plus accrued interest of $475,972.

During the three months ended June 30, 2006, the Company issued a 12%, one-year convertible promissory note payable for $500,000 and received advances on this loan in the amount of $448,600. The note is convertible into restricted common shares at the rate of $1.00 per share. Management has determined that this note qualifies as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $358,880 based on the quoted stock price on the grant date of $1.80 per share. The $358,880 was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the convertible promissory note can be converted upon issuance.

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

NOTE 8--RELATED PARTIES
-----------------------

During 2005, Godley Morris Group, LLC ("GMG"), a company 50% owned and managed by the Company's former CEO notified the Company they were claiming reimbursement for $291,913 for expenditures they claimed to have made on behalf of the Company. The Company recorded this amount in due to related party in December 2005. Effective August 29, 2006, the Company issued 65,000 shares of its common stock to the former CEO in full satisfaction of all amounts due the former CEO, including this claim. The Company also transferred its stock in IMGI to the former CEO, which had no assets and net liabilities of $295,840.

At this time, the Company's current CEO is providing office space for the Company at no charge.

The Company's former CEO was paid consulting fees of $3,500 and payroll of $7,000 during the nine months ended September 30, 2006. The Company's current CEO received a consulting fee of $1,000 during the nine months ended September 30, 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We had been in the development stage for our planned racing operation since our inception, May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue the racing operation. Since August 26, 2003 and until September 9, 2004, we attempted to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, we ceased one development stage and commenced a new development stage operation.

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

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip, a Nevada limited liability company, to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's $.0001 par value common stock. Health Strip holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip has agreed with InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process the electrolyte strips have now been produced. Product names and packaging should be finalized by early November 2006, at which time sales should commence.

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

IMGI
----
On September 9, 2004, we acquired all of the issued and outstanding common stock of IMGI, a concept development company. During 2005, Godley Morris Group, LLC ("GMG"), a company 50% owned and managed by the Company's former CEO notified the Company they were claiming reimbursement for $291,913 for expenditures they claimed to have made on behalf of the Company. The Company recorded this amount in due to related party in December 2005. Effective August 29, 2006, the Company issued 65,000 shares of its common stock to the former CEO in full satisfaction of all amounts due the former CEO, including this claim. The Company also transferred its stock in IMGI to the former CEO, which had no assets and net liabilities of $295,840.

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

While we may still pursue the project, our principal focus is on the agreement with Health Strip. Accordingly, at December 31, 2005, we elected to impair our investment in the goodwill associated with Poker to the $50,000 amount we have determined to be the fair value of the investment.

                      COST OF OPERATIONS DURING DEVELOPMENT

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SEPTEMBER 30, 2005

Administrative expenses decreased $208,220 (54%) in 2006 from 2005. The majority of the decrease is a result of a decrease of $166,015 in consulting and other professional services, a decline in sponsorship sales expense of $101,300 and offset by an increase in gross payroll of $31,000.

During 2005 we recognized a loss of $25,000 as our share of the loss incurred by the joint venture with InnoZen. All funds were expended by December 31, 2005, and we have not incurred any additional cost.

Interest expense increased $39,622 (38%) in 2006 as compared to 2005. The principal balance of the debt was $3,443,537 at September 30, 2005, as compared to $4,978,909 at September 30, 2006, immediately prior to the conversion of $4,530,309 in debt to equity, an increase of 45%.

Net loss from continuing operations decreased from $513,158 in 2005 to $296,071 in 2006 as a result of the above factors.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SEPTEMBER 30, 2005

Administrative expense decreased $302,632 (44%) in 2006 as compared to 2005. The decline is partially a result of shutting down the IMGI operation in Lake City, South Carolina at June 30, 2005. This reduced direct quarterly operating expenses by over $50,000. We were substantially inactive in the first quarter of 2006, and have since hired three employees/consultants in April and May 2006 to oversee the electrolyte strip development. Legal, professional and consulting fees declined $102,940, sponsorship sales expense declined $101,300, gross payroll declined $23,880 and travel and entertainment expense declined $29,138, accounting for the majority of the decline in administrative expense.

As noted above, we recognized a $75,000 loss on our joint venture with InnoZen in 2005.

Interest expense increased $480,382 (162%) in 2006 as compared to 2005 as a result of the increase in the principal balance of the debt noted above and in addition, the 2006 amount includes the beneficial conversion feature associated with the new convertible promissory note issued in 2006 in the amount of $358,880.

Net loss from continuing operations increased $78,788 (7%) in 2006 as compared to 2005 primarily as a result of the factors discussed above.

                        GOING CONCERN FACTORS--LIQUIDITY

We have not established any sources of revenue to fund the development of business, projected operating expenses and commitments for fiscal year 2006. Since August 26, 2003, when we discontinued our plans to begin a racing league, we attempted to locate and negotiate with a business entity for a merger with that target business. As discussed in the notes to the financial statements, we acquired new development stage businesses commencing on September 9, 2004. Since September 9, 2004, we incurred losses in the amount of $2,222,081 through December 31, 2005 and $1,145,307 during the nine months ended September 30, 2006. Management believes the electrolyte strip product will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. We currently plan to borrow additional funds and also to sell our common stock in private placement transactions to raise the additional capital required to complete our business plan. However, there can be no assurance that the planned loans and sales of common stock will provide sufficient funding to develop our current business plan.

During the quarter ended September 30, 2006, we issued 14,273,500 shares of our common stock in exchange for convertible debentures, accounts payable and accrued expenses in the amount of $5,463,628 and services in the amount of $58,500. As a result, our current assets exceed our current liabilities by $91,799 at September 30, 2006. It is our intention to convert our remaining convertible debenture into common stock during the fourth quarter of 2006. However, there can be no assurance that this will be accomplished.

These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                             DISCONTINUED OPERATIONS

We had been in the development stage for our planned racing operation since our inception, May 15, 2001, and we did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation. This discontinued operation had a loss of $28,960 and $671,289 during the year ended December 31, 2005 and 2004, respectively. While we do not expect any additional liability, we were a party to a racing car design and construction agreement, a team sales brokerage agreement and a broadcasting agreement which have not been formally cancelled.

In March 2005, the Company and all other parties to the litigation, which initiated in February 2004, agreed to dismiss with prejudice all claims and counterclaims. As a result, the Company was relieved of previously recorded liabilities in the amount of $281,181. The Company recorded $210,939 in additional legal fees, which resulted in a net gain from discontinued operations of $70,242 during the three months ended March 31, 2005. The Company recorded additional legal fees of $99,202 during the September 2005 quarter which resulted in a loss from discontinued operations of $99,202 and $28,960 for the three and nine months ended September 30, 2005, respectively.

ITEM 3:    CONTROLS AND PROCEDURES

        A third-party consultant has been retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

        (a) Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

        (b) Changes in Internal Controls

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued 11,450,000 shares of our common stock in exchange for convertible debentures and accrued interest in the amount of $5,006,281, 2,713,500 shares for accounts payable and accrued expenses in the amount of $161,507, 65,000 shares to a former CEO for accounts payable in the amount of $295,840 and the stock of IMGI, 45,000 shares for consulting services valued at $58,500.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 11, 2006, pursuant to a Consent to Action in Lieu of Annual Meeting of the Shareholders of Healthsport, Inc., the majority shareholders of the Corporation elected a new Board of Directors to replace the then current Board of Directors. The new directors of the Company are Hank Durschlag, Ross Silvey and Jason Freeman.

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

                                        HEALTHSPORT, INC.


November 15, 2006                       BY: /s/ Ross E. Silvey
                                        ---------------------------------------
                                        Ross E. Silvey, Chief Executive Officer
                                        and principal financial and accounting
                                        officer