Form 10QSB/A
period 2006-09-30
Healthsport, Inc.
filed 2006-12-20
CIK 777516

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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2006 was 16,380,788.

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


HEALTHSPORT, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

                                         Assets
Current assets
  Cash and cash equivalents                                         $    244,343
  Inventory                                                                3,500
  Inventory deposit                                                       72,750
                                                                    ------------
     Total current assets                                                320,593
Goodwill                                                                  50,000
Patent costs                                                           1,112,611
                                                                    ------------
     Total assets                                                   $  1,483,204
                                                                    ============

                          Liabilities and Stockholders' Equity
Current liabilities
  Convertible promissory note                                       $    448,600
  Accounts payable and accrued expenses                                   38,293
                                                                    ------------
     Total liabilities                                                   486,893
                                                                    ------------

Minority interest                                                        205,180

Commitments and contingencies

Stockholders' equity
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                          --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    issued 16,381,382 shares and outstanding 16,380,788 shares             1,638
  Additional paid-in capital                                          24,370,133
  Common stock warrants                                                    1,200
  Deferred compensation                                                 (164,855)
  Accumulated deficit                                                (23,416,985)
                                                                    ------------
     Total stockholders' equity                                          791,131
                                                                    ------------
          Total liabilities and stockholders' equity                $  1,483,204
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005
(Unaudited)


                                                                        2006            2005
                                                                     -----------     -----------

CONTINUING OPERATIONS
Administrative expense                                               $   176,922      $ 385,1422
Equity in joint venture loss                                                  --          25,000
Interest income                                                           (3,669)             --
Interest expense                                                         142,638         103,016
                                                                     -----------     -----------
     NET LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST       (315,891)       (513,158)
MINORITY INTEREST                                                         19,820              --
                                                                     -----------     -----------
     NET LOSS FROM CONTINUING OPERATIONS                                (296,071)       (513,158)
                                                                     -----------     -----------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                           --         (99,202)
  Income tax benefit                                                          --              --
                                                                     -----------     -----------
     NET LOSS FROM DISCONTINUED OPERATIONS                                    --         (99,202)
                                                                     -----------     -----------
          NET LOSS                                                   $  (296,071)    $  (612,360)
                                                                     ===========     ===========


NET LOSS PER SHARE, BASIC AND DILUTED
     CONTINUING OPERATIONS                                           $     (0.25)    $     (0.80)
     DISCONTINUED OPERATIONS                                                  --           (0.16)
                                                                     -----------     -----------
          TOTAL                                                      $     (0.25)    $     (0.96)
                                                                     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                    1,198,864         639,221
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

                                                                                 From inception
                                                                                   (9/9/2004)
                                                        Nine Months Ended            through
                                                          September 30,            September 30,
                                                      2006            2005            2006
                                                   -----------     -----------     -----------

CONTINUING OPERATIONS
Administrative expense                             $   392,982      $ 695,6142     $ 1,671,204
Asset impairments                                           --              --         311,002
Abandoned asset                                          1,491              --           1,491
Equity in joint venture loss                                --          75,000         134,691
Interest income                                         (5,633)             --          (5,633)
Interest expense                                       776,287         295,905       1,274,453
                                                   -----------     -----------     -----------
     NET LOSS FROM CONTINUING OPERATIONS BEFORE
          MINORITY INTEREST                         (1,165,127)     (1,066,519)     (3,387,208)
MINORITY INTEREST                                       19,820              --          19,820
                                                   -----------     -----------     -----------
     NET LOSS FROM CONTINUING OPERATIONS            (1,145,307)     (1,066,519)     (3,367,388)
                                                   -----------     -----------     -----------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                         --         (28,960)             --
  Income tax benefit                                        --              --              --
                                                   -----------     -----------     -----------
     NET LOSS FROM DISCONTINUED OPERATIONS                  --         (28,960)             --
                                                   -----------     -----------     -----------
          NET LOSS                                 $(1,145,307)    $(1,095,479)    $(3,367,388)
                                                   ===========     ===========     ===========

NET LOSS PER SHARE, BASIC AND DILUTED, FROM:
  CONTINUING OPERATIONS                            $     (1.13)    $     (1.90)    $     (4.80)
  DISCONTINUED OPERATIONS                                   --           (0.05)             --
                                                   -----------     -----------     -----------
     TOTAL                                         $     (1.13)    $     (1.95)    $     (4.80)
                                                   ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                  1,010,127         562,002         700,844
                                                   ===========     ===========     ===========



See accompanying notes to condensed consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005, and the period from inception (September 9, 2004) through September 30, 2006
(Unaudited)
                                                                                           From inception
                                                                                             (9/9/2004)
                                                                Nine Months Ended             through
                                                                   September 30,            September 30,
                                                               2006            2005            2006
                                                            -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,145,307)    $(1,095,479)    $(3,367,388)
     Loss from discontinued operations                               --         (28,960)             --
                                                            -----------     -----------     -----------
          Loss from continuing operations                    (1,145,307)     (1,066,519)     (3,367,388)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Minority interest                                        (19,820)             --         (19,820)
       Beneficial conversion feature of convertible note        358,880              --         358,880
       Amortization of deferred stock compensation                4,084              --           4,084
       Depreciation and amortization                             16,605             279          16,977
       Asset impairments                                             --              --         311,002
       Equity in joint venture loss                                  --          75,000         134,691
       Common stock issued for services                          58,500         186,182         244,682
       Abandoned asset                                            1,491              --           1,491
       Inventory                                                 (3,500)             --          (3,500)
       Prepaid expenses and other assets                        (78,457)             --         (78,457)
       Accounts payable                                         164,539         (81,816)        122,397
       Due from related parties                                      --          22,466         370,750
       Accrued expenses                                         437,380         400,555         969,586
                                                            -----------     -----------     -----------
     Net cash used in continuing operations                    (205,605)       (463,853)       (934,625)
                                                            -----------     -----------     -----------
     Net cash used in discontinued operations                        --         (63,800)       (163,002)
                                                            -----------     -----------     -----------
          Net cash used in operations                          (205,605)       (527,653)     (1,097,627)
                                                            -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of computer equipment                                  --              --          (1,863)
  Investment in joint venture                                        --        (115,500)       (115,500)
                                                            -----------     -----------     -----------
          Net cash used in investing activities                      --        (115,500)       (117,363)
                                                            -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                 448,600         570,356       1,329,381
  Loan repayment                                                     --          (7,500)         (7,500)
  Sale of common stock                                               --         135,000         135,000
  Cash received in acquisition of IMGI                               --              --           1,200
                                                            -----------     -----------     -----------
          Net cash provided by financing activities             448,600         697,856       1,458,081
                                                            -----------     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       242,995          54,703         243,091
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,348           2,692           1,252
                                                            -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   244,343     $    57,395     $   244,343
                                                            ===========     ===========     ===========

                                                                                                          (Continued)
See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005, and the period from inception (September 9, 2004) through September 30, 2006
(Unaudited)
                                                                                       From inception
                                                                                         (9/9/2004)
                                                                Nine Months Ended         through
                                                                   September 30,        September 30,
                                                                2006          2005          2006
                                                             ----------    ----------    ----------


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                   $       --    $      270    $      270
  Income taxes                                                       --            --            --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for:
     Investment in Health Strip Solutions, LLC               $  900,000    $       --    $  900,000
     Investment in World Championship Poker                          --       295,544       295,544
     Investment in joint venture                                     --        19,191        19,191
     Conversion of convertible notes and accrued interest     5,006,281       569,516     5,775,797
     Accounts payable                                           161,507        47,937       209,444
     Accounts payable and Idea Management Group, Inc.           295,840            --       295,840
     Amount due related party                                        --            --        22,000
  Issuance of common stock warrants for:
     Acquisition of IMGI and Gaming                                  --            --         1,200
     Acquisition of television programs                              --            --        65,458
  Cancellation of common stock warrants                              --        65,458        65,458
  Issuance of convertible notes for accounts payable
     and accrued expenses                                            --       503,800       503,800








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

During the quarter ended September 30, 2006, the Company issued 15,223,500 shares of its common stock in exchange for convertible debentures, accounts payable and accrued expenses in the amount of $5,463,628 and services in the amount of $58,500. As a result, the Company's working capital deficit has been reduced to $166,300 at September 30, 2006. The Company expects to convert its remaining convertible debenture into common stock during the fourth quarter of 2006. However, there can be no assurance that this will be accomplished.

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

NOTE 6--CONVERTIBLE PROMISSORY NOTE
-----------------------------------

Activity in convertible promissory notes for the nine months ended September 30, 2006 is as follows:

                                                                   Accrued
                                                Principal          Interest

Balance, January 1, 2006                    $     4,530,309     $      68,244
Loan proceeds                                       448,600                 -
Accrued interest                                          -           417,407
Converted to common stock                        (4,530,309)         (475,972)
                                            ---------------     -------------
Balance, September 30, 2006                 $       448,600     $       9,679
                                            ===============     =============


At the end of September 2006, the Company issued 12,400,000 shares of its common stock for convertible debentures in the principal amount of $4,530,309 plus accrued interest of $475,972.

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

NOTE 9--AMENDED FORM 10-QSB

The Company determined that it did not issue 950,000 shares which were a part of the conversion of the convertible notes and related accrued interest on September 30, 2006. The Company issued 11,450,000 shares at that time and should have issued 12,400,000 shares. The effect on the September 30, 2006, financial statements was to increase common stock $95 and reduce additional paid-in capital by $95. In addition, the number of share outstanding at September 30, 2006, increased to 16,380,788.

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

During the quarter ended September 30, 2006, we issued 15,223,500 shares of our common stock in exchange for convertible debentures, accounts payable and accrued expenses in the amount of $5,463,628 and services in the amount of $58,500. As a result, our current assets exceed our current liabilities by $91,799 at September 30, 2006. It is our intention to convert our remaining convertible debenture into common stock during the fourth quarter of 2006. However, there can be no assurance that this will be accomplished.

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

PART II--OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued 12,400,000 shares of our common stock in exchange for convertible debentures and accrued interest in the amount of $5,006,281, 2,713,500 shares for accounts payable and accrued expenses in the amount of $161,507, 65,000 shares to a former CEO for accounts payable in the amount of $295,840 and the stock of IMGI, and 45,000 shares for consulting services valued at $58,500.

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

                                         HEALTHSPORT, INC.



December 18, 2006                        By: /s/ Ross E. Silvey
                                         ---------------------------------------
                                         Ross E. Silvey, Chief Executive Officer
                                         and principal financial and accounting
                                         officer