Form 10KSB
period 2006-12-31
Healthsport, Inc.
filed 2007-04-13
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                         COMMISSION FILE NUMBER 0-23100

                                HEALTHSPORT, INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                                      22-2649848
     (State or Other Jurisdiction                           (IRS Employer
   of Incorporation or Organization)                     Identification No.)

        7633 E 63RD PLACE, SUITE 220, TULSA, OK               74133
         (Address of Principal Executive Office)           (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (877) 570-4776

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                              (TITLE OF EACH CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes? [X]; No [_].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ]; No [X].

State issuer's revenues for its most recent fiscal year. $1,137.

As of February 28, 2007, the registrant had outstanding 20,227,279 shares of its common stock, par value of $.0001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on February 28, 2007, was $45,268,950 based on the closing price on the OTC Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes __;  No X.

                                HEALTHSPORT, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

                                                                                                       Page
PART I
Item 1      Description of Business                                                                       3
Item 2      Description of Property                                                                      14
Item 3      Legal Proceedings                                                                            14
Item 4      Submission of Matters to a Vote of Security Holders                                          14

PART II
Item 5      Market for Common Equity, Related Stockholder Matters and Small Business Issuer
              Purchases of Equity Securities                                                             15
Item 6      Management's Discussion and Analysis or Plan of Operation                                    17
Item 7      Financial Statements                                                                         24
Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         48
Item 8A     Controls and Procedures                                                                      48
Item 8B     Other Information                                                                            48

PART III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
              Compliance with Section 16(a) of the Exchange Act                                          49
Item 10     Executive Compensation                                                                       52
Item 11     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                                             54
Item 12     Certain Relationships and Related Transactions, and Director Independence                    56
Item 13     Exhibits                                                                                     57
Item 14     Principal Accountant Fees and Services                                                       57

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.


                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

HealthSport, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "HealthSport", "we" or "us"), is a holding company, originally incorporated on July 25, 1985 in Delaware, and currently has the following wholly owned subsidiaries:

     o Enlyten, Inc. ("Enlyten"), a Nevada corporation organized on November 28, 2006;
     o Health Strip Solutions, LLC ("Health Strip"), a Nevada limited liability corporation organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;
     o Cooley Nutraceuticals, Inc. ("Nutraceuticals"), a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006;
     o Maxx Motorsports, Inc. ("Maxx"), a Delaware corporation acquired on May 15, 2001 and currently inactive;
     o World Championship Poker, Inc. ("Poker"), a Nevada corporation acquired on June 28, 2005 and currently inactive; and
     o Strategic Gaming Consultants, LLC, ("Gaming"), a Nevada limited liability corporation organized on November 8, 2004, and never activated.

On April 24, 2006, we filed a Definitive Information Statement pursuant to
Section 14C which provided that effective May 15, 2006; 1) our name would be changed to HealthSport, Inc.; 2) our issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) our Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by our Board of Directors and in writing by 52.33% of our shareholders on March 31, 2006. Accordingly, effective May 15, 2006, our name was changed to HealthSport, Inc., our shares were reverse-split one for 200 and our Certificate of Incorporation was restated to reflect these amendments. We have made the change in outstanding shares and all references to shares have been retroactively restated for all periods included in this report on Form 10-KSB.

HealthSport, Inc. was originally incorporated in 1985 as Horizon Capital Corp. We were known as Reconversion Technologies, Inc. until May 1, 2000, at which time our name was changed to Logisoft Corp. On May 15, 2001, we changed our name from Logisoft Corp. to Team Sports Entertainment, Inc., on November 8, 2004, we changed our name to Idea Sports Entertainment Group, Inc. and on May 15, 2006, we changed our name to HealthSport, Inc.

On December 20, 2006, we signed a non-binding Letter of Intent ("LOI") to acquire InnoZen, Inc. ("InnoZen") through a merger with one of our wholly owned subsidiaries. A condition of the LOI required us to fund a Bridge Loan for $250,000 (which was made on December 26, 2006) and the investment by us of $750,000 in working capital into InnoZen at closing. We initiated a private placement on January 15, 2007, to sell up to 8,000,000 shares of our common stock at $1.50 per share.

On January 31, 2007, we entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), our wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of our common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

Conditions precedent to effect the Merger include that we shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.


                            CURRENT ACTIVE OPERATIONS

ELECTROLYTE STRIP
-----------------
HEALTH STRIP - On March 29, 2006, we entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of our $.0001 par value common stock. Health Strip, in conjunction with InnoZen, holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip reached an agreement for InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process, the electrolyte strips have now been produced. Product names and packaging were finalized and initial sales began at the end of the fourth quarter.

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of our stock issued on the date of the transaction. As stated above, we have filed a provisional patent in the US Patent & Trademark office and have twelve months to file a final application. InnoZen has completed its bi-layer and nutritional supplement provisionals for final applications to include our electrolyte replenishment system. We commenced amortization of our total patent costs in July 2006 over seventeen years, the life of the expected patent. We will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

During December 2006, we issued 925,000 shares of our common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of our stock on the acquisition dates. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

NUTRACEUTICALS - On December 6, 2006, we issued 375,000 shares of our common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, we have designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. We recorded this transaction based upon the trading price of our common stock on the date of the purchase and the $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for patent technology rights. We are in the process of filing a provisional patent with the US Patent & Trademark office and will commence amortization of the patent costs over seventeen years, the life of the expected patent, when the application is filed.

RESEARCH AND DEVELOPMENT - On April 19, 2005, we entered into a joint development agreement with InnoZen to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. We had the formula and the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. We contributed $115,500 in cash and 1,250 shares of our common stock, valued at $19,191 using the Black-Scholes valuation model, for our 50% interest in the joint venture.

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

The products are discussed below under Business of the Company.

                               INACTIVE OPERATIONS

POKER
-----
On June 28, 2005, we issued 19,250 shares of our common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded the investment of $295,544 as goodwill. While we may still pursue the project for the 2007 season or later, our principal focus is on the electrolyte strip products. We elected to impair our investment in the goodwill associated with Poker to the $50,000 amount we determined to be the fair value of the investment at December 31, 2005. We believe no additional impairment is required at December 31, 2006.

IMGI
----
On September 9, 2004, we acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 75,000 shares of our common stock at an exercise price of $20 per share. IMGI is a South Carolina corporation organized on July 28, 2004 and had no prior operations. This transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

Effective August 29, 2006, we issued 65,000 shares of our common stock to a former CEO of the Company and transferred the stock of IMGI, including liabilities of $295,840 to the former CEO. The liabilities included $291,913 which the former CEO claimed was due to himself and affiliates for costs advanced in the original formation of IMGI.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, we acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 8,750 shares of our common stock at an exercise price of $20 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, we were unable to locate a venue to produce the shows. Accordingly, we fully impaired our investment of $65,458.

On September 28, 2005, we completed the modification of our television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 8,750 shares of our common stock at $20 per share were cancelled and we issued 18,000 shares of our common stock to the seller of the programs. The 18,000 shares of common stock were valued at $251,640, utilizing the Black-Scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GAMING
------
On October 27, 2004, we acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 3,750 shares of our common stock at an exercise price of $20 per share. Gaming had no prior operations and had no assets. Accordingly, the transaction was recorded with no value. Gaming has never been activated.

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

                             BUSINESS OF THE COMPANY

HealthSport is publicly traded on the bulletin board market under the ticker symbol HSPO. HealthSport is focused exclusively on the development, manufacturing and marketing of edible film strip products containing nutritional supplements and over-the-counter drugs using certain proprietary technology. This technology system provides rapid dissolution and release of active ingredients when the strip comes in contact with saliva in the mouth.

On December 20, 2006, we signed a non-binding LOI to acquire InnoZen. A condition of the LOI required us to fund a Bridge Loan for $250,000 (which was made on December 26, 2006) and the investment by us of $750,000 in working capital into InnoZen at closing. We initiated a private placement on January 15, 2007, to sell up to 8,000,000 shares of our common stock at $1.50 per share.

On January 31, 2007, we entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), our wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of our common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

Conditions precedent to effect the Merger include that we shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.

InnoZen is a preeminent formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip when it completed the development of Chloraseptic Sore Throat Relief Strips(R) in June 2003. With Chloraseptic Relief

Strips, InnoZen established a new process which prevented irritants and incorporated additional compounds to make the strips more suitable for various drug delivery needs. Relying on its expertise in the development of the film strip, InnoZen moved forward with its proprietary technology to develop two new thin film strip products for coughs. InnoZen launched its two new film strip products under its own Suppress(R) brand in September 2004.

Using InnoZen's in-house research, development and manufacturing capabilities, HealthSport has the ability to more rapidly formulate and develop new thin film products and other products using various additional oral delivery systems such as gels. As a result, HealthSport anticipates a steady stream of new products to expand the Enlyten brand it is creating. The implementation of HealthSport's sales and marketing models for each product line will play an integral role in creating brand awareness through the application of traditional and non-traditional sales techniques.

HealthSport and InnoZen have already jointly developed three new products that are ready to be launched in 2007, including but not limited to ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) ENERGY FILM STRIPS and ENLYTEN(TM) SURVIVAL STRIPS.

                                PRODUCT OVERVIEW

ENLYTEN(TM) SPORTSTRIPS
-----------------------

Over the past year and half, InnoZen has been applying its film strip technology formulation and manufacturing expertise to develop film strips containing electrolytes. Electrolytes are chemicals that form electrically-charged particles (ions) in body fluids. These ions carry the electrical energy necessary for many functions, including nerve impulse transmission and muscle contractions.

Many normal body functions depend on electrolytes, and optimal athletic performance requires a consistent and adequate supply of these important nutrients. Electrolytes such as those found in ENLYTEN(TM) SPORTSTRIPS, along with water, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Drinking water alone is not the best way to restore fluid levels after extreme athletic activity because it dilutes the salts inside the body's cells and interferes with their chemical functions. This can lead to water intoxication. (This and other side-effects can be a similar negative consequence of excess ingestion of popular liquid electrolyte solutions.)

HealthSport's ENLYTEN(TM) SPORT STRIPS have been tested by Dr. David Berkoff of Duke Sports Medicine's K-Lab and have so far provided positive results. With the patented film strip technology developed by InnoZen and testing completed by Dr. Berkoff, HealthSport is positioned to begin mass marketing ENLYTEN(TM) SPORTSTRIPS in June 2007.

ENLYTEN(TM) ENERGY FILM STRIPS
------------------------------

HealthSport, in conjunction with InnoZen, has developed a revolutionary new edible film strip. ENLYTEN(TM) ENERGY film strips are a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants, and other essential vitamins and minerals. Enlyten's proprietary formulation is designed to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol.

ENLYTEN(TM) SURVIVAL STRIPS
---------------------------

HealthSport and InnoZen are currently working with the United States Military to evaluate and test the effectiveness of ENLYTEN(TM) SURVIVAL STRIPS. ENLYTEN(TM) SURVIVAL STRIPS are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial COMPOUNDS. ENLYTEN(TM) SURVIVAL STRIPS were designed specifically for military personnel as a convenient, light weight, heat stable, effective remedy to fatigue, drowsiness, dehydration and loss of performance during routine and special operations. The strips are being examined in military populations to evaluate their effectiveness in providing energy, increasing alertness, combating dehydration and improving performance in extended operations.

SUPPRESS STRIPS(R)
------------------

Consumers are perpetually looking for new, more effective remedies to treat coughs, colds and sore throats. This trend continues to increase at a rapid rate. Another innovation, which has implications for the future, is the introduction of products that offer a "preventative" formulation (usually based on zinc, Echinacea and similar ingredients). As consumers adopt a more proactive approach to their healthcare, this trend may show greater potential as a business opportunity.

When InnoZen launched Suppress Cough Strips in 2004, delivering medicine in a film strip was a relatively new idea; it has taken a while to gain consumer acceptance. With the launch of several OTC film strip products and continued increases in sales of film strip products, this category is poised for significant growth in the coming years.

Currently, Suppress Cough Strips are in two formulations: one with Dextromethorphan, and one in an herbal formulation. Both are available for purchase in approximately 10,000 retail outlets in the U.S. The product is carried in numerous leading chain stores such as Rite Aid, Winn Dixie, Drugstore.com, Eckerd, Ralph's and Longs Drugs. InnoZen has also arranged for international distribution of these products.

CHLORASEPTIC STRIPS
-------------------

Less than one year after incorporating, InnoZen completed formulation and development of its first film strip product, a Benzocaine film strip, and licensed it to Prestige Brands to launch under Prestige's Chloraseptic(R) brand in 2003. The Chloraseptic Sore Throat Relief Strips developed by InnoZen were the first thin film strip containing a drug active and are currently being marketed in the U.S. InnoZen currently receives a royalty for Chloraseptic's use of its licensed technology.

                                INDUSTRY OVERVIEW

Oral film strips supplement and can replace traditional capsules and tablets due to their ease of use, discreteness, portability, fast oral delivery, and ability to control dosage (and thus minimize overdosing and/or contraindications of the active ingredients). Film strips have soothing effects in the mouth and throat because of their method of dissolution. The huge success of Listerine(R) Breath Strips, which achieved more than $500 million in sales since its launch, has demonstrated consumer acceptance and adoption of this new delivery system. Edible film strips have become a popular alternative to lozenges and gum for refreshing breath.

Both HealthSport and InnoZen's mission is to be a leader in developing and manufacturing pharmaceutical products in unique and convenient oral delivery formats using science and innovation to improve people's lives. The main method of achieving this is by use of "medicine in a strip"(R) that can be orally ingested. Flavor is an important part of the film strip development process. InnoZen's team has extensive experience in developing flavors in film strips and has great relationships with numerous international flavor houses.

These goals can be achieved by creatively applying InnoZen's unique, proprietary knowledge and technology to create unique medicines in a strip that enable drug developers to have an alternative and proprietary method of delivering their existing products, as well as new products, and of extending and expanding their respective market positions, brands, distribution networks and intellectual property.

The film strip industry is in its early growth stage and InnoZen is currently one of the premier strip manufacturers in the country and has current and prospective substantial market presence and alliances in place. Additional products under development provide further upside opportunity for both HealthSport and InnoZen. After the acquisition of InnoZen, the combined Companies are well-positioned for rapid growth and enhanced profitability.

                              SALES & DISTRIBUTION

To handle all of the sales, marketing, and distribution needs of our various products, we have formed Enlyten as a wholly owned subsidiary. Led by the newly appointed president of HealthSport, Dan Kelly, Enlyten will seek to market and distribute the film strips using all forms of traditional outlets including grocery and drug stores, big box retailers and sporting goods stores, some of which already carry InnoZen products. Enlyten will also utilize non-traditional avenues such as college bookstores, organizational events and nightclubs.

To further this effort, HealthSport has secured the services of a 27 year veteran in sales, Gary Thomas, who will be guiding and directing the Sales Division. His experience with Acosta, the largest food and medicine broker in the U.S., will bring substantial expertise and experience in the sales and distribution of HealthSport products. Under Mr. Thomas's supervision, Acosta's North Eastern United States Division recorded $200+ million in annual sales revenue.

                         PRODUCT POSITIONING & MARKETING

PRODUCT ENDORSEMENT: In today's world, people respond to individuals they trust and respect when it comes to purchasing products. One manner in which to reach the masses is to launch ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) ENERGY strips and ENLYTEN(TM) SURVIVAL STRIPS with respected experts in the field or industry of that particular producT. Enlyten will have the exclusive marketing and sales rights for all HealthSport products. HealthSport has already retained individuals with these characteristics and has pending conversations with others.

For example, with respect to ENLYTEN(TM) SPORTSTRIPS, HealthSport has engaged sports celebrities who have a stroNG connection with their fans and who will use their profile and experience in sports to effectively and professionally represent and support ENLYTEN(TM) SPORTSTRIPS. In addition, a Sports Advisory Council will BE assembled to use a cross section of sports professionals to endorse the sport strips.

Similarly, it will take someone with influence and popularity to reach the targeted sales and distribution for ENLYTEN(TM) ENERGY film strips. We are exploring and researching the best representatives for the product in ordER to have an immediate impact on sales.

Finally, for ENLYTEN(TM) SURVIVAL STRIPS, the most effective endorsement will be to enlist the support aND endorsement of a top-tiered former military person who can use his or her experience and presence to introduce the product among military services in the U.S. as well as internationally.

CLINICAL EXPERTS: The research and development conducted by Dr. David Berkoff and Anthony Seaber, medical doctors and experts in sports medicine at Duke University, and by other clinical experts on the ENLYTEN products will be communicated to other medical experts, coaches and trainers in each field along with the benefits the products have to offer, not only to professional athletes but to individuals as well. Their participation is important to reinforce the scientific verification data by offering their assessments and results with trainers, coaches, athletes, military personnel and the general public. Over the course of the next year and beyond, the clinical experts will be incorporated into our marketing plans through public relations and product testimonials in medical related materials circulated at trade shows, in medical magazines and on talk shows.

TRADESHOWS / CONFERENCES / EVENTS: Various tradeshows, conferences and opportunities exist where ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) ENERGY film strips and ENLYTEN(TM) SURVIVAL STRIPS, as well as Suppress and other HealthSPoRT products, can be introduced to the general public and to health, fitness, and sports professionals. In fact, it will be important to identify the events that will offer maximum exposure to achieve success and results of the investment to participate in the event, tradeshow or conference.

The marketing department will determine the high visibility tradeshows or events and oversee the logistics. The products will be sampled by direct placement in the hands of attendees at the events, through public relations surrounding the event and by using the endorsement of individuals at the events.

ADVERTISING: A multi-tiered program will be developed and executed to introduce each product to the general public, sports professionals and military. Each product will have a program and advertising schedule that will use new and established avenues for product placement, targeted media outlets in print and radio as well as using the Internet for education and direct sales.

Marketing and creative services will identify the target markets and publications to promote HealthSport products through advertisements and product story placements. High profile, nationally circulated newspapers, magazines and product specific publications will be included in the print ad placement schedule, such as (but not limited to) USA TODAY, NEWSWEEK, RUNNER'S WORLD and other publications.

Direct mail will be sent out to conference participants, event sponsors and tradeshow mailing lists. The marketing department will work with the Sports Advisory Council and clinical experts to secure lists of contacts from them to mail materials to individuals and businesses in their circle of influence.

Consumers and retail customers will be mailed information and products, based on researched buying habits in specific markets and retail stores. The direct mail program will support promotional programs, consumer rebate initiatives and other opportunities coinciding with the retail-marketing plan for HealthSport brands.

Website advertising opportunities will be researched and developed to place advertising on highly visible Internet sites to extend the branding of HealthSport beyond print and direct mail.

Other developments will be specific to the needs of the product rollout, sales department and direction as given by the corporate executives of HealthSport.

PUBLIC RELATIONS: An integrated public relations program will be developed to launch HealthSport across the country as well as internationally. Working with a public relations agency, the customary elements will be created such as press releases, targeted pitch strategies and materials to be sent to the public.

The public relations plan will be flexible and calculated, depending on the opportunities that arise from the endorsements, situations associated with the celebrities and the clinical experts. For instance, there will be opportunities for the celebrities to introduce ENLYTEN directly or indirectly when doing interviews or appearances on behalf of other businesses or events.

At the conferences or tradeshows, members of the Sports Advisory Council may participate as presenters or attend the conferences. Local media market opportunities will be utilized for on and off-site interviews and related opportunities that will capitalize on the visibility of the conferences or tradeshows.

Additional product placement opportunities will be sought on lifestyle and sports television shows, both locally and nationally, to provide support to marketing and sales related plans as determined by the corporate leadership of Enlyten.

                                  MANUFACTURING

InnoZen maintains a drug research and development facility and a manufacturing plant in Woodland Hills, California that meets FDA and California certification requirements. This manufacturing facility provides new business opportunities through customized product production and pilot scale runs of film strip products, and the ability to then deliver final product quickly and at reasonable cost. Internal manufacturing enables quicker and more responsive development of new and custom formulations and provides the ability to then promptly fill orders for the new products. The net result is InnoZen's unique ability to develop and deliver new film strip formulations and products to market faster and more economically.

BESPOKE CUTTING AND PACKAGING: InnoZen's high-tech cutting and packaging facility can be optimized to meet the specific requirements, and budgets, of HealthSport's clients. Using high-tech labeling equipment, InnoZen offers a range of labeling options, including a tamper resistant seal and full wrap-around application in addition to the packaging used for the Suppress Cough Strips. Technologically advanced blister card machinery enables InnoZen to offer retail ready packaging, blister card single and multi-packs and flow wrap individual products. InnoZen also offers a number of innovative packaging solutions, including space saving packaging designs.

CAPACITY AND INVENTORY MANAGEMENT: With its own on-site manufacturing strip facility, InnoZen is now in a position to manufacture all of the initial requirements for the ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) ENERGY film sTRiPS and ENLYTEN(TM) SURVIVAL STRIPS and both Suppress Cough Strip products for itself and other third parTY distributors. InnoZen plans to build a second line to accommodate the future product demand that is expected for the new products once they are launched and from potential new manufacturing customers.

Using its own facility, InnoZen can use a just-in-time inventory policy to manufacture only the minimum number of film strips necessary to meet retailers' orders. This reduces the sales and production cycle by several months and reduces cash requirements for inventory.


                              INTELLECTUAL PROPERTY

Patents and pending patent applications seek to protect new technologies developed by HealthSport and InnoZen in formulating, developing and manufacturing edible film strip products containing drug actives. Other techniques are protected as trade secrets. These new core technologies include novel methods of manufacturing film strip to create additional stability and to increase the amount of drug actives that can be delivered in a single film strip. InnoZen also seeks to protect the delivery of the specific drug active ingredients in its edible film strips.

HealthSport and InnoZen have filed U.S. and foreign trademark and patent applications to protect product lines and general technology; they rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect proprietary rights. Currently, HealthSport has two and InnoZen has six United States patent applications pending; they expect to file several more before the end of 2007. InnoZen has also filed patent applications in several foreign countries. HealthSport and InnoZen also own various trademarks, including ENLYTEN, SPORTSTRIPS, RESTORE, SURVIVAL STRIPS, InnoZen, Suppress, and "Medicine in a Strip." Trademark registrations are available upon request.

EMPLOYEES

At December 31, 2006 we had four full-time employees and at December 31, 2005, we had one part-time employee and one full-time employee. During the first 45 days of 2007 we added three additional full-time employees to Enlyten's staff.

Our employees are not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.


ITEM 2: DESCRIPTION OF PROPERTY

The corporate offices are currently maintained in the office of the Company's accountant at no cost to the Company.

Enlyten has executed a three-year lease which commences on February 1, 2007 for 2,182 square feet of office space for its staff in Amherst, New York.


ITEM 3: LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders approved the 2006 Stock Option Plan during the fourth quarter of 2006.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.0001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The Counter Bulletin Board ("OTCBB") under the symbol "HSPO.OB." Previously we were quoted on the OTCBB under the symbols "ISPO.OB," "TSPT.OB," "LGST," and "RTTK."

The following table sets forth the quarterly high and low daily bids for our common stock as reported by the OTCBB for the two years ended December 31, 2006. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                 High             Low
                                                 ----             ---

2006:
Fourth quarter                                  $  2.50         $  1.50
Third quarter                                   $  1.50         $   .75
Second quarter                                  $  4.00         $  1.05
First quarter                                   $  8.00         $  1.60

2005:
Fourth quarter                                  $ 14.00         $  4.00
Third quarter                                   $ 20.00         $  6.00
Second quarter                                  $ 32.00         $ 14.00
First quarter                                   $ 58.00         $ 14.00

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

                                     HOLDERS

At February 28, 2007, there were 514 holders of record of our common stock, an undetermined number of which represent more than one individual participant in securities positions with us.

                                    DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our new plan of operations. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                    Number of securities to be
                                     issued upon exercise of        Weighted average exercise      Number of securities
                                       outstanding options,           price of outstanding         remaining available
          Plan category                warrants and rights        options, warrants and rights     for future issuance
          -------------                -------------------        ----------------------------     -------------------

Equity compensation plans approved
  by security holders:
     2000 Plan                                                -           $             -                       15,000
     2006 Plan                                          100,000                      2.25                    4,900,000

                                   -----------------------------                                    -------------------
                                                        100,000           $             -                    4,915,000
                                   =============================                                    ===================

The Company has two Stock Option Plans; the Stock Option Plan dated in April 2000 and approved in April 2001 (the "2000 Plan") which authorizes the grant of options to purchase an aggregate of 15,000 shares; and the Stock Option Plan dated October 18, 2006 and approved in October 2006 (the "2006 Plan") which authorizes the grant of options to purchase an aggregate of 5,000,000 shares. (Collectively the "Plans")

The material features of the Plans, the data for which is summarized under the equity compensation plans approved by security holders in the table above are summarized in Note 8 to the consolidated financial statements that appear in
Item 7.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2006, we issued:

     o 925,000 shares of our common stock to acquire the remaining 20% of Health Strip Solutions, LLC that we did not already own. The shares were valued at $1,871,250;
     o 375,000 shares of our common stock to acquire 100% of the issued and outstanding common stock of Cooley Nutraceuticals, Inc., which was valued at $806,250;
     o 517,074 shares of our common stock in exchange for a convertible debenture with a principal balance of $500,000 and accrued interest of $17,074;
     o 332,500 shares of our common stock as part of the compensation related to four consulting agreements. The shares were valued at $710,000 and the expense will be amortized over the terms of the agreements of one to two years;

     o 550,000 shares of our common stock were issued in exchange for cash in the amount of $550,000; and
     o 250,000 shares of our common stock were issued in exchange for a stock subscription receivable in the amount of $250,000, which was collected on January 8, 2007.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

HealthSport is publicly traded on the bulletin board market under the ticker symbol HSPO. HealthSport is focused exclusively on the development, manufacturing and marketing of edible film strip technology. This technology system provides rapid dissolution and release of active ingredients when the strip comes in contact with saliva in the mouth.

On December 20, 2006, we signed a non-binding LOI to acquire InnoZen through a merger with one of our wholly owned subsidiaries. A condition of the LOI required us to fund a Bridge Loan for $250,000 (which was made on December 26, 2006) and the investment by us of $750,000 in working capital into InnoZen at closing. We initiated a private placement on January 15, 2007, to sell up to 8,000,000 shares of our common stock at $1.50 per share.

On January 31, 2007, we entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), our wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of our common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

Conditions precedent to effect the Merger include that we shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.

InnoZen is a preeminent formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip when it completed the development of Chloraseptic Sore Throat Relief Strips(R) in June 2003. With Chloraseptic Relief Strips, InnoZeN established a new process which prevented irritants and incorporated additional compounds to make the strips more suitable for various drug delivery needs. Relying on its expertise in the development of the film strip, InnoZen moved forward with its proprietary technology to develop two new thin film strip products for coughs. InnoZen launched its two new film strip products under its own Suppress(R) brand in September 2004.

Using InnoZen's in-house research and development and manufacturing capabilities, HealthSport has the ability to more rapidly formulate and develop new thin film products and other products using various additional oral delivery systems such as gels. As a result, HealthSport anticipates a steady stream of new products to expand the Enlyten brand it is creating. The implementation of HealthSport's innovative and creative sales and marketing models for each product line will play an integral role in creating brand awareness through the application of traditional and non-traditional sales techniques.

HealthSport and InnoZen have already jointly developed three new products that are ready to be launched in 2007, including but not limited to ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) ENERGY film strips and ENLYTEN(TM) SURVIVAL STRIPS.

We were in the development stage for our planned racing operation since our inception, May 15, 2001, and did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. On August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation. Since August 26, 2003 and until September 9, 2004, we attempted to find a suitable acquisition candidate. On September 9, 2004, with the acquisition of IMGI, we completed one development stage, which had been included in discontinued operations, and commenced a new development stage operation.


                            CURRENT ACTIVE OPERATIONS

ELECTROLYTE STRIP
-----------------
HEALTH STRIP - On March 29, 2006, we entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of our $.0001 par value common stock. Health Strip in conjunction with InnoZen holds certain proprietary technology for the formulation of a thin film electrolyte strip which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip reached an agreement for InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process, the electrolyte strips have now been produced. Product names and packaging were finalized and initial sales began at the end of the fourth quarter.

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of our stock issued on the date of the transaction. As stated above, we have filed a provisional patent in the US Patent & Trademark office and have twelve months to file a final application. InnoZen has completed its bi-layer and nutritional supplement provisionals for final applications to include our electrolyte replenishment system. We commenced amortization of our total patent costs in July 2006 over seventeen years, the life of the expected patent. We will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

During December 2006, we issued 925,000 shares of our common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of our stock on the acquisition dates. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

NUTRACEUTICALS - On December 6, 2006, we issued 375,000 shares of our common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, we have designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. We recorded this transaction based upon the trading price of our common stock on the date of the purchase and the $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for patent technology rights. We are in the process of filing a provisional patent with the US Patent & Trademark office and will commence amortization of the patent costs over seventeen years, the life of the expected patent, when the application is filed.

RESEARCH AND DEVELOPMENT - On April 19, 2005, we entered into a joint development agreement with InnoZen to jointly develop a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. We had the formula and the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. We contributed $115,500 in cash and 1,250 shares of our common stock, valued at $19,191 using the Black-Scholes valuation model, for our 50% interest in the joint venture.

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

The products are discussed under Business of the Company in Item 1.


                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had positive working capital of $909,788 as compared to a working capital deficit of $4,900,145 at December 31, 2005. The working capital improvement is primarily the result of converting convertible promissory notes to common stock during 2006 ($5,523,355 including accrued interest); the issuance of common stock for accounts payable and other liabilities of $447,299; the issuance of common stock for cash in the amount of $550,000; and the issuance of common stock for a stock subscription receivable which was collected on January 8, 2007.

On December 20, 2006, we signed a non-binding LOI to acquire InnoZen through a merger with one of our wholly owned subsidiaries. A condition of the LOI required us to fund a Bridge Loan for $250,000 (which was made on December 26, 2006) and the investment by us of $750,000 in working capital into InnoZen at closing. We initiated a private placement on January 15, 2007, to sell up to 8,000,000 shares of our common stock at $1.50 per share. A condition precedent to our closing of the InnoZen acquisition is that we shall have raised and closed on a minimum of $6 million in new cash equity through the sale of common stock at an average price of not less than $1.50 per share.

On January 31, 2007, we entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), our wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of our common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

Conditions precedent to effect the Merger include that we shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.

We anticipate reaching our first goal of raising a minimum of $6,000,000 by the end of April 2007. These funds should be sufficient to fund our operations for the remainder of 2007. This funding is expected to be applied as follows: fees to third parties and expenses of closing - $500,000; new InnoZen production line and capital expenditures - $1,500,000; InnoZen working capital - $750,000; HealthSport marketing - $2,500,000; and HealthSport operational costs and working capital - $750,000.

On January 15, 2007, we began a private placement offering to sell up to 8,000,000 shares of our common stock at a price of $1.50 per share. The offering is scheduled to terminate on the earlier of April 15, 2007 or the date when the sale of up to 8,000,000 shares has been completed. As of March 31, 2007, we have sold 1,612,667 shares for total proceeds of $2,419,001.

                              RESULTS OF OPERATIONS

We had a loss from operations in 2006 of $1,438,047 as compared to $1,906,425 ($28,960 from discontinued operations) in 2005. The principal decreases were reductions in selling, general and administrative expense of $440,258; a reduction of $309,511 in asset impairments and abandonments; and a reduction of $134,691 in equity in joint venture loss. The principal increases were an increase in non-cash compensation expense of $119,625 and an increase in the beneficial conversion feature of a convertible debenture of $400,000.

The selling, general and administrative expenses are expected to increase substantially in 2007 from the 2006 level with the marketing and roll-out of several electrolyte strip products commencing in June 2007. While limited sales are ongoing, the third quarter should be the first full quarter of operations.

                             DISCONTINUED OPERATIONS

We were in the development stage from our inception, May 15, 2001, and we did not establish sources of revenue sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $15,054,021 from inception through December 31, 2003. As a result of the continuing losses, on August 26, 2003, our Board of Directors unanimously approved a plan to immediately discontinue our racing operation. This discontinued operation had a loss of $0 and $28,960 during the years ended December 31, 2006 and 2005, respectively. While we do not expect any additional liability, we were a party to a racing car design and construction agreement, a team sales brokerage agreement and a broadcasting agreement which have not been formally cancelled.

                            NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

INTANGIBLE ASSET VALUATION - The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. We may use our common stock to acquire assets and may use the Black-Scholes valuation method or another acceptable method to determine a valuation for the stock. The Black-Scholes valuation method calculates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for our common stock, in the opinion of management, this may result in an unduly high valuation for the stock.

STOCK-BASED COMPENSATION - We record the fair value of stock-based compensation to outside consultants as an operating expense. Historically, we have not recorded expenses relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We have reported pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model may not necessarily provide a reliable single measure of fair value of our employee stock options. We did not have any stock-based compensation during 2005; however, we did have stock-based compensation in 2006 and expect to have stock-based compensation in the future.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) required expensing any unvested options and also required us to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows.

OTHER - The Company expects revenue recognition and other financial estimates to become critical accounting policies as business develops in the future.

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company's only off-balance sheet arrangement is for its office lease in Amherst, New York. The operating lease is for a three-year term beginning on February 1, 2007, covers 2,182 square feet at an annual cost of $28,366 in year one, $28,912 in year two and $29,457 in year three.

ITEM 7: FINANCIAL STATEMENTS

The Consolidated Financial Statements of HealthSport, Inc. and Subsidiaries together with the report thereon of Creason & Associates, P.L.L.C. for the years ended December 31, 2006 and 2005, is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                25
Consolidated Balance Sheet                                             26
Consolidated Statements of Operations                                  27
Consolidated Statements of Stockholders' Equity (Deficit)              28
Consolidated Statements of Cash Flows                                 29-30
Notes to Consolidated Financial Statements                            31-47

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
HealthSport, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HealthSport, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSport, Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
April 12, 2007

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
  Cash and cash equivalents                                        $    318,144
  Accounts receivable - other                                             3,750
  Stock subscription receivable                                         250,000
  Inventory                                                             145,742
  Note receivable                                                       250,000
                                                                   ------------
     Total current assets                                               967,636
                                                                   ------------
Patent costs, net                                                     1,898,506
Goodwill, net                                                         1,785,998
                                                                   ------------
          Total assets                                             $  4,652,140
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $     47,189
  Accrued expenses                                                       10,659
                                                                   ------------
     Total liabilities                                                   57,848
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000
     shares no shares issued and outstanding                                  -
  Common stock: $.0001 par value; authorized 500,000,000
     shares; 19,331,945 shares issued and outstanding                     1,933
  Additional paid-in capital                                         29,452,595
  Common stock warrants                                                   1,200
  Deferred expenses                                                  (1,151,711)
  Accumulated deficit                                               (23,709,725)
                                                                   ------------
     Total stockholders' equity                                       4,594,292
                                                                   ------------
          Total liabilities and stockholders' equity               $  4,652,140
                                                                   ============

See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                          2006            2005
                                                                      ------------    ------------
REVENUE                                                               $      1,137    $          -
COST OF SALES                                                                  548               -
                                                                      ------------    ------------
     GROSS PROFIT                                                              589               -
                                                                      ------------    ------------

COSTS AND EXPENSES:
  Selling, general and administrative expenses                             590,603       1,030,861
  Non-cash compensation                                                    119,625               -
  Asset impairments and abandonments                                         1,491         311,002
  Equity in joint venture loss                                                   -         134,691
                                                                      ------------    ------------
     TOTAL COSTS AND EXPENSES                                              711,719       1,476,554
                                                                      ------------    ------------
        LOSS FROM CONTINUING OPERATIONS                                   (711,130)     (1,476,554)
OTHER (INCOME) EXPENSE:
  Interest expense                                                         424,802         400,911
  Beneficial conversion feature of convertible debenture                   400,000               -
  Interest income                                                           (8,137)              -
                                                                      ------------    ------------
     Other expense, net                                                    816,665         400,911
                                                                      ------------    ------------
     NET LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST       (1,527,795)     (1,877,465)
                                                                      ------------    ------------
          MINORITY INTEREST                                                 89,748               -
                                                                      ------------    ------------
               LOSS FROM CONTINUING OPERATIONS                          (1,438,047)     (1,877,465)
                                                                      ------------    ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations                                              -         (28,960)
  Income tax benefit                                                             -               -
                                                                      ------------    ------------
     LOSS FROM DISCONTINUED OPERATIONS                                           -         (28,960)
                                                                      ------------    ------------
          NET LOSS                                                    $ (1,438,047)   $ (1,906,425)
                                                                      ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED
  Continuing operations                                               $      (0.29)   $      (3.20)
  Discontinued operations                                                        -           (0.05)
                                                                      ------------    ------------
     NET LOSS PER SHARE, BASIC AND DILUTED                            $      (0.29)   $      (3.25)
                                                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                      4,989,225         585,945
                                                                      ============    ============

See accompanying notes to consolidated financial statements.


                                                  27

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   Common Stock            Additional      Common
                                            ---------------------------     Paid-in         Stock        Deferred     Accumulated
                                               Shares        Par Value      Capital       Warrants       Expenses       Deficit
                                            ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2004                     423,455             42     16,102,954        66,658              -    (20,020,637)
Issuance of common stock for:
  Convertible notes payable                      180,333             18        617,435             -              -              -
  Acquisition of joint venture investment          1,250              -         19,191             -              -              -
  Acquisition of World Championship
     Poker                                        19,250              2        295,542             -              -              -
  Cash proceeds                                   15,000              2        134,998             -              -              -
  Services                                        18,000              2        186,180             -              -              -
Cancellation of warrants                               -              -         65,458       (65,458)             -              -
Net loss                                               -              -              -             -                       (28,960)
                                            ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2005                     657,288             66     17,421,758         1,200              -    (20,049,597)
                                            ------------   ------------   ------------  ------------   ------------   ------------
Common stock issued for:
  Acquisition of Health Strip Solutions        1,425,000            143      2,771,107             -              -              -
  Acquisition of Cooley Nutraceuticals           375,000             37        806,213             -              -              -
  Settlement and sale of Idea Mgmt                65,000              6        295,834             -              -              -
  Convertible debentures                      14,879,574          1,488      5,521,867             -              -              -
  Accounts payable                               741,000             74        151,385             -              -              -
  Services                                       389,083             39        781,675             -       (768,500)             -
  Cash proceeds                                  550,000             55        549,945             -              -              -
  Stock subscription                             250,000             25        249,975             -              -              -
Beneficial conversion feature of
  Convertible note payable                             -              -        400,000             -              -              -
Common stock options                                   -              -        502,836             -       (502,836)             -
Amortize deferred expense                              -              -              -             -        119,625              -
Loss incurred during development stage                 -              -              -             -              -     (2,222,081)
Net loss                                               -              -              -             -              -     (1,438,047)
                                            ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2006                  19,331,945   $      1,933   $ 29,452,595  $      1,200   $ (1,151,711)  $(23,709,725)
                                            ============   ============   ============  ============   ============   ============

                                              Deficit
                                            Accumulated
                                            During the
                                            Development
                                                Stage           Total
                                            ------------    ------------
Balance at December 31, 2004                    (344,616)     (4,195,599)
Issuance of common stock for:
  Convertible notes payable                            -         617,453
  Acquisition of joint venture investment              -          19,191
  Acquisition of World Championship
     Poker                                             -         295,544
  Cash proceeds                                        -         135,000
  Services                                             -         186,182
Cancellation of warrants                               -               -
Net loss                                      (1,877,465)     (1,906,425)
                                            ------------    ------------
Balance at December 31, 2005                  (2,222,081)     (4,848,654)
                                            ------------    ------------
Common stock issued for:
  Acquisition of Health Strip Solutions                -       2,771,250
  Acquisition of Cooley Nutraceuticals                 -         806,250
  Settlement and sale of Idea Mgmt                     -         295,840
  Convertible debentures                               -       5,523,355
  Accounts payable                                     -         151,459
  Services                                             -          13,214
  Cash proceeds                                        -         550,000
  Stock subscription                                   -         250,000
Beneficial conversion feature of
  Convertible note payable                             -         400,000
Common stock options                                   -               -
Amortize deferred expense                              -         119,625
Loss incurred during development stage         2,222,081               -
Net loss                                               -      (1,438,047)
                                            ------------    ------------
Balance at December 31, 2006                $          -    $  4,594,292
                                            ============    ============

See accompanying notes to consolidated financial statements.

                                       28

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                            2006            2005
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (1,438,047)   $ (1,906,425)
   Loss from discontinued operations                                               -         (28,960)
                                                                        ------------    ------------
      Loss from continuing operations                                     (1,438,047)     (1,877,465)
  Adjustment to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                            16,605             372
      Asset impairments                                                        1,491         311,002
      Equity in joint venture loss                                                 -         134,691
      Common stock issued for services                                        13,214         186,182
      Amortize deferred stock compensation                                   119,625               -
      Beneficial conversion feature of convertible promissory note           400,000               -
      Minority interest                                                      (89,748)              -
    Change in assets and liabilities:
       Inventory                                                            (145,742)              -
       Prepaid expenses                                                       12,389               -
       Accounts payable                                                      193,039         (24,419)
       Advances from related parties                                               -         341,250
       Accrued expenses                                                      433,970         433,690
                                                                        ------------    ------------
          Net cash from continuing operations                               (483,204)       (494,697)
                                                                        ------------    ------------
          Net cash used in discontinued operations                                 -        (163,002)
                                                                        ------------    ------------
             Net cash used in operations                                    (483,204)       (657,699)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan to InnoZen, Inc.                                                     (250,000)              -
  Investment in joint venture                                                      -        (115,500)
                                                                        ------------    ------------
            Net cash used in investing activities                           (250,000)       (115,500)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                              500,000         644,356
  Loan repayment                                                                   -          (7,500)
  Sale of common stock                                                       550,000         135,000
                                                                        ------------    ------------
             Net cash provided by financing activities                     1,050,000         771,856
                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         316,796          (1,343)
CASH AND CASH EQUIVALENTS, beginning of year                                   1,348           2,691
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                  $    318,144    $      1,348
                                                                        ============    ============

See accompanying notes to consolidated financial statements.


                                                     29

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                           2006         2005
                                                       -----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                             $         -   $      270
  Income taxes                                                   -            -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
   Investment in Health Strip Solutions, LLC           $ 2,771,250   $        -
   Investment in Cooley Nutraceuticals, Inc.               806,250            -
   Investment in World Championship Poker                        -      295,544
   Investment in joint venture                                   -       19,191
   Convertible notes and accrued interest                5,523,355      569,516
   Accounts payable                                        151,459       47,937
   Accounts payable and Idea Management Group, Inc.        295,840            -
Value of common stock options granted                      502,836            -
Cancellation of common stock warrants                            -       65,458
Issuance of convertible notes for accrued interest               -      590,279
Issuance of convertible notes for accounts payable
   and accrued expenses                                          -      503,800

See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -----------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries, Enlyten, Inc. ("Enlyten"), Health Strip Solutions, LLC ("Health Strip"), Cooley Nutraceuticals, Inc. ("Nutraceuticals"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx") and Maxx's wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC"), collectively referred to as "the Company" or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. Development of the Company's film strip product containing electrolytes represents the principal continuing operations of the Company.

     On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006; 1) the Company's name would be changed to HealthSport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, effective May 15, 2006, the Company's name was changed to HealthSport, Inc., the Company's shares were reverse-split one for 200 and the Company's Certificate of Incorporation was restated to reflect these amendments. The change in outstanding shares and all references to shares have been retroactively restated for all periods included in this financial statement.

     On December 20, 2006, the Company signed a non-binding Letter of Intent ("LOI") to acquire InnoZen, Inc. ("InnoZen") through a merger with one of its wholly owned subsidiaries. A condition of the LOI required the Company to fund a Bridge Loan for $250,000 (which was made on December 26, 2006) and the investment by the Company of $750,000 in working capital into InnoZen at closing. The Company initiated a private placement on January 15, 2007, to sell up to 8,000,000 shares of its common stock at $1.50 per share.

     On January 31, 2007, the Company entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of the Company's common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

     Conditions precedent to effect the Merger include that the Company shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

     On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.

ORGANIZATION

     HealthSport was originally incorporated on July 25, 1985 in Delaware, and currently has the following wholly owned subsidiaries:

          o    Enlyten, a Nevada corporation organized on November 28, 2006;
          o Health Strip, a Nevada limited liability corporation organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;
          o Nutraceuticals, a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006;
          o Maxx, a Delaware corporation acquired on May 15, 2001 and currently inactive;
          o Poker, a Nevada corporation acquired on June 28, 2005 and currently inactive; and
          o Gaming, a Nevada limited liability corporation organized on November 8, 2004, and never activated.

NATURE OF BUSINESS

     HealthSport is a holding company with six wholly owned subsidiaries.

     Enlyten was formed to market and sell the Companies edible file strip products.

     Health Strip in conjunction with InnoZen holds the proprietary technology for the formulation of a thin film electrolyte strip and has filed a provisional patent for this process. Electrolytes such as those found in Health Strip's ENLYTEN(TM) SPORTSTRIPS along with water, can be used in oral rehydration therapY to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Health Strip and InnoZen also hold the proprietary technology for ENLYTEN(TM) SURVIVAL STRIPS which arE formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds.

     Nutraceuticals holds the proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol.

     On June 28, 2005, the Company acquired Poker. The Company initiated sales of a proprietary fantasy football format during September 2005 and believed it had completed the development stage on that date. However, as a result of the late start in marketing the program, the Company returned all fees collected and cancelled the season. The Company re-instituted the development stage for its businesses from the original inception date of September 9, 2004. While the Company may elect to operate the fantasy football program for the 2007 or later season, the principal focus of the Company will be on development of the electrolyte strip. The Company impaired the goodwill associated with Poker to the $50,000 amount which was determined to be the fair value of the investment at December 31, 2005.

     The Company acquired two television programs during 2004. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment.

     Gaming was assigned no value when acquired and is currently inactive.

     Idea Management Group, Inc. ("IMGI") was a concept development company that internally created projects in the fields of professional sports, motion pictures, publishing, licensed merchandise and other entertainment products for distribution into the global marketplace. IMGI was sold to a former CEO during 2006.

     Maxx, a South Carolina corporation, through its wholly owned subsidiary, TRAC, planned to develop, own, operate, and sanction an automotive racing league designed to provide content for television and tracks while expanding the existing base of racing fans. This operation was discontinued on August 26, 2003.

     On May 15, 2006, the Company changed its name to HealthSport, Inc. On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc. On May 15, 2001, the Company changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

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

INVENTORY

     Inventory consists of finished electrolyte strip products, manufactured and warehoused by InnoZen, and is stated at the lower of average cost or market.

CONCENTRATION OF CREDIT RISK

     Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash balances may exceed the FDIC insurance limit of $100,000.

STOCK OPTION PLANS

     Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost was recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options was less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equaled or exceeded the market price of the underlying shares on the date of grant, no compensation expense was recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123(R) in the 1st quarter of 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company had no unvested options outstanding on January 1, 2006, and the option and stock awards granted during 2006 have been included in the financial statements as required by SFAS 123(R).

     There were no option grants to employees during the year ended December 31, 2005 and pro forma disclosure is not required. Options granted in 2006 are included in operations.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because HealthSport's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models may not necessarily provide a reliable single measure of the fair value of HealthSport's options.

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

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires HealthSport to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2006 and 2005, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

FAIR VALUE DETERMINATION

     Financial instruments consist of cash, marketable securities, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

GOODWILL AND PATENT COSTS

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

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. HealthSport recorded advertising costs of $26,721 and $32,282 for the years ended December 31, 2006 and 2005, respectively.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2: ACQUISITIONS

                            CURRENT ACTIVE OPERATIONS

ELECTROLYTE STRIP
-----------------
HEALTH STRIP - On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's common stock. Health Strip, in conjunction with InnoZen, holds certain proprietary technology for the formulation of a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"), which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip reached an agreement for InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process, the electrolyte strips have now been produced. Product names and packaging were finalized and initial sales began at the end of the fourth quarter.

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of our stock issued on the date of the transaction. As stated above, the Company has filed a provisional patent in the US Patent & Trademark office and has twelve months to file a final application. InnoZen has completed its bi-layer and nutritional supplement provisionals for final applications to include our electrolyte replenishment system. The Company commenced amortization of our total patent costs in July 2006 over seventeen years, the life of the expected patent. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

During December 2006, the Company issued 925,000 shares of its common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of the Company's stock on the acquisition dates. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

NUTRACEUTICALS - On December 6, 2006, the Company issued 375,000 shares of its common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Neutraceuticals has designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. This transaction was recorded based upon the trading price of the Company's common stock on the date of the purchase and the $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for patent technology rights. The Company is in the process of filing a provisional patent with the US Patent & Trademark office and will commence amortization of the patent costs over seventeen years, the life of the expected patent, when the application is filed. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

RESEARCH AND DEVELOPMENT - On April 19, 2005, the Company entered into a joint development agreement with InnoZen to jointly develop the electrolyte strip. InnoZen had experience in the formulation, development, manufacturing and sale of edible thin strips containing drug active ingredients. The Company had the formula and the ability to assist in obtaining endorsements for the electrolyte strips by well-known athletes and coaches. The Company contributed $115,500 in cash and 1,250 shares of its common stock, valued at $19,191 using the Black-Scholes valuation model, for its 50% interest in the joint venture.

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

                               INACTIVE OPERATIONS

POKER
-----
On June 28, 2005, the Company issued 19,250 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded thE investment of $295,544 as goodwill. While the Company may still pursue the project for the 2007 season or later, its principal focus is on the electrolyte strip products. The Company elected to impair its investment in the goodwill associated with Poker to the $50,000 amount determined to be the fair value of the investment at December 31, 2005. The Company believes no additional impairment is required at December 31, 2006.

IMGI
----
On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 75,000 shares of its common stock at an exercise price of $20 per share. IMGI is a South Carolina corporation organized on July 28, 2004 and had no prior operations. This transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock.

Effective August 29, 2006, the Company issued 65,000 shares of its common stock to a former CEO of the Company and transferred the stock of IMGI, including liabilities of $295,840 to the former CEO. The liabilities included $291,913 which the former CEO claimed was due to him and affiliates for costs advanced in the original formation of IMGI.

TELEVISION PROGRAMS
-------------------
On October 15, 2004, the Company acquired two television programs entitled "America's Top Drivers" and "Women's Racing League" in exchange for warrants to acquire 8,750 shares of its common stock at an exercise price of $20 per share. The transaction was valued at $65,458 using the Black-Scholes option pricing model. As of December 31, 2005, the Company was unable to locate a venue to produce the shows. Accordingly, the Company fully impaired its investment of $65,458.

On September 28, 2005, the Company completed the modification of its television program purchase agreement in order to recognize the compensation element of the agreement. The warrants to acquire 8,750 shares of common stock at $20 per share were cancelled and the Company issued 18,000 shares of its common stock to the seller of the programs. The 18,000 shares of common stock were valued at $251,640, utilizing the Black-Scholes valuation model. The $251,640 was reduced by the original calculated value of the warrants, which were cancelled, of $65,458 and a net consulting fee expense of $186,182 was recorded.

GAMING
------
On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 3,750 shares of its common stock at an exercise price of $20 per share. Gaming had no prior operations and had no assets. Accordingly, the transaction was recorded with no value. Gaming has never been activated.


NOTE 3:  DISCONTINUED OPERATIONS
         -----------------------

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

The Company realized losses from its discontinued operations of $0 and $28,960 in 2006 and 2005, respectively. The loss in 2005 related to the legal costs associated with settlement of litigation, net of related payables discharged in the settlement.


NOTE 4:  NOTE RECEIVABLE
         ---------------

On December 26, 2006, the Company loaned InnoZen $250,000 pursuant to the LOI to acquire InnoZen executed on December 20, 2006. The loan is interest free for a term of 210 days and shall be convertible by the Company into InnoZen common stock at the rate of $.40 per share. If the Company does not convert on the due date of the loan, then InnoZen has ten days to elect to apply the loan as a pre-payment or payment for product.


NOTE 5:  INTANGIBLE ASSETS
         -----------------

The Company accounts for goodwill and intangible assets in accordance with SFAS
142. Goodwill and patent costs are tested annually, at a minimum, for impairment. Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs.

The Company's intangible assets consist of the following at December 31, 2006:

The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill):

     Health Strip                                                   $ 1,735,998
     Poker                                                               50,000
                                                                    -----------
          Total goodwill                                            $ 1,785,998
                                                                    ===========

Identifiable patent costs:
     Health Strip                                                   $ 1,129,216
     Nutraceuticals                                                     802,500
                                                                    -----------
                                                                      1,937,716
     Accumulated amortization                                           (33,210)
                                                                    -----------
          Net patent costs                                          $ 1,898,506
                                                                    ===========


The Company recorded goodwill impairment of $245,544 associated with its investment in Poker in 2005.

NOTE 6:  INCOME TAXES
         ------------

HealthSport has not recorded a deferred tax benefit or expense for the years ended December 31, 2006 and 2005, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                         2006          2005
                                                      ----------    ----------

"Normally expected" income tax benefit                $  488,900    $  648,200
Increase (decrease) in taxes resulting from:
   State income taxes net of federal income
     tax benefit                                          47,500        62,900
   Nondeductible meals and entertainment                    (200)       (1,200)
   Valuation allowance                                  (536,200)     (709,900)
                                                      ----------    ----------

      Actual income tax expense                       $        -    $        -
                                                      ==========    ==========

The net deferred taxes at December 31, 2006, are comprised of the following:

Net operating loss carryforward                                    $10,590,400
Start-up cost carryforward                                             827,600
                                                                   -----------
                                                                    11,418,000
Valuation allowance                                                (11,418,000)
                                                                   -----------

Net deferred tax asset                                             $         -
                                                                   ===========

HealthSport has available unused net operating loss carryforwards and capitalized start-up costs of $30,611,000 which will expire in various periods from 2007 to 2026, some of which may be limited as to the amount available on an annual basis.


NOTE 7:  CONVERTIBLE PROMISSORY NOTES
         ----------------------------

Activity in convertible promissory notes for the year ended December 31, 2006 is as follows:

                                                                       Accrued
                                                      Principal       Interest

Balance, January 1, 2006                             $ 4,530,309    $    68,244
Loan proceeds                                            500,000              -
Accrued interest                                               -        424,802
Converted to common stock                             (5,030,309)      (493,046)
                                                     -----------    -----------
Balance, December 31, 2006                           $         -    $         -
                                                     ===========    ===========

In June 2006, the Company issued a 12%, one-year convertible promissory note payable for $500,000 and received advances on this loan in the amount of $448,600 in June 2006 and $51,400 in October 2006. The note is convertible into restricted common shares at the rate of $1.00 per share. Management has determined that this note qualifies as conventional convertible debt pursuant to

APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $400,000 based on the quoted stock price on the grant date of $1.80 per share. The $400,000 was credited to additional paid-in capital and charged to interest expense when the agreement was funded since the convertible promissory note could be converted upon issuance.

At the end of September 2006, the Company issued 14,362,500 shares of its common stock for convertible promissory notes in the principal amount of $4,530,309 plus accrued interest of $475,972. These convertible promissory notes included a provision which reduced the conversion price per share to the lowest price the Company received from the sale of its common stock while the notes were outstanding. Prior to the notes being converted to common stock, the Company sold common stock at a price below the price at which all of these notes were converted. Accordingly, SFAS No. 84 "Induced Conversions of Convertible Debt," does not apply to the conversion of these notes. At the end of December 2006, the Company issued 517,074 shares of its common stock for the remaining convertible debenture of $500,000 principal and accrued interest of $17,074.

NOTE 8:  COMMON STOCK OPTIONS AND WARRANTS
         ---------------------------------

In April 2000, HealthSport adopted its 2000 Stock Option Plan (the "2000 Plan") and the Company's Board of Directors approved the same. HealthSport shareholders approved the 2000 Plan in April 2001. The 2000 Plan was established to advance the interests of HealthSport and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of HealthSport, not to exceed an aggregate of 15,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2000 Plan. In 2001, the Board of Directors approved a proposal to increase the number of authorized shares available under the 2000 Plan not to exceed an aggregate of 37,500 shares. In April 2003, the Board of Directors approved a proposal to increase the number of shares available under the 2000 Plan to 76,000 shares and in January 2005, the Board of Directors approved a proposal to increase the number of shares available under the 2000 Plan to 115,000. None of these proposals were approved by the shareholders. The 2000 Plan terminates in April 2010.

On October 18, 2006, HealthSport adopted its 2006 Stock Option Plan (the "2006 Plan") and the Company's Board of Directors and shareholders approved the 2006 Plan. The 2006 Plan was established to advance the interests of HealthSport and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of HealthSport, not to exceed an aggregate of 5,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2006 Plan. The 2006 Plan terminates on October 18, 2011.

Options granted under the 2000 Plan or the 2006 Plan (collectively the "Plans") may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." HealthSport expects that most options granted pursuant to the Plans will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of HealthSport. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all. Options outstanding under the Plans have a maximum term of up to ten years.

The Plans also provide that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee's remaining vesting period after a change in control. The Plan further provides that all options will be forfeited 30 days after employment terminates or six months in the case of death or disability.

A summary of stock option activity under the Plans during the years ended December 31, 2006 and 2005 is as follows.

                                                    2006                            2005
                                      -------------------------------  -------------------------------
                                                           Weighted                          Weighted
                                                           average                            average
                                                           exercise                          exercise
                                          Shares            price          Shares              price
                                          ------            -----          ------              -----
Outstanding, beginning of year                7,500      $   200.00            7,500       $   200.00

     Granted                                100,000            2.25                -                -
     Exercised                                    -               -                -                -
     Forfeited/expired                       (7,500)         200.00                -                -

                                      --------------                   --------------
Outstanding, end of year                    100,000      $     2.25            7,500       $   200.00
                                      ==============                   ==============
Options exercisable at year end             100,000      $     2.25            7,500       $   200.00
Shares available for grant                4,915,000                            7,500

In addition, as of December 31, 2006, fully-vested options to acquire 325,000 shares of the Company's common stock were outstanding at an average exercise price of $1.86. These options were granted to consultants and are not issued pursuant to the Plans.

At December 31, 2006, there are warrants outstanding to acquire 78,750 shares of HealthSport's common stock for $20 per share, all of which expire during 2007.

On September 9, 2004, the Company issued 75,000 warrants to acquire its common stock at $20, which expire on August 31, 2007, to acquire IMGI.

On October 15, 2004, the Company issued 8,750 warrants to acquire its common stock at $20, which were to expire on November 15, 2007, to acquire two television programs. These warrants were cancelled as a part of a share issuance for compensation during 2005.

On November 15, 2004, the Company issued 3,750 warrants to acquire its common stock at $20, which expire on November 15, 2007, to acquire Gaming.

On January 20, 2005, the Company issued 25,000 warrants to acquire its common stock at $20 per share, which were to expire on January 20, 2008, for services. This agreement was rescinded and the warrant was cancelled.

As a part of its issue of 144,885 shares of its common stock on May 15, 2001 for $7,244,250 in cash, HealthSport also issued warrants to purchase 72,443 shares of its common stock at a purchase price of $200 per share. These warrants have all expired.

Data concerning stock options at December 31, 2006 follows:

                         Options Outstanding
                     --------------------------
                                    Weighted-
                                     Average          Number
                       Number       Remaining           of
                         of        Contractual       Options
    Exercise Price    Options      Life (years)    Exercisable
    --------------    -------      ------------    -----------

        $ 1.10        100,000          2.75          100,000
          2.20        225,000          2.65          225,000
          2.25        100,000          2.83          100,000

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2006:

        Expected term                                       2-3 years
        Expected volatility                                  146.12%
        Expected dividend yield                                0%
        Risk-free interest rate                               4.75%
        Expected annual forfeiture rate                        0%


NOTE 9:  STOCKHOLDERS' EQUITY
         --------------------

PREFERRED STOCK--The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2006, no preferred stock was issued or outstanding.

A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over HealthSport's common stock as well as any other classes of stock established by HealthSport.

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2006, 19,331,945 shares were issued and outstanding.

REVERSE-SPLIT OF COMMON STOCK - Effective May 15, 2006, pursuant to shareholder approval the Company's shares were reverse-split one share for each 200 shares outstanding.

DEFERRED EXPENSES - Deferred expenses include the computed fair value of the compensation element of options and stock grants for consultants and directors. These deferred expenses are being amortized over the appropriate period.

COMMON STOCK TRANSACTIONS - 2006
--------------------------------

     o 1,425,000 shares of common stock were issued to acquire 100% of Health Strip which was valued at $2,771,250;
     o 375,000 shares of common stock were issued to acquire Nutraceuticals which was valued at $806,250;
     o 65,000 shares of common stock were issued to a former CEO and director to settle a claim for reimbursement of $291,913 in costs which were claimed to have been advanced in the formation of IMGI, in addition, IMGI was also transferred to the former CEO with a total valuation of $295,840;
     o 14,879,574 shares of common stock issued for convertible notes payable and accrued interest of $5,523,355;
     o 741,000 shares of common stock issued for accounts payable of $151,459;
     o 389,083 shares of common stock issued for $13,214 in current services and $768,500 in services to be performed over the next two years;
     o    550,000 shares of common stock issued for $550,000 in cash; and
     o 250,000 shares of common stock issued for a stock subscription receivable in the amount of $250,000, which was collected on January 8, 2007.

COMMON STOCK TRANSACTIONS - 2005
--------------------------------

     o 180,333 shares of common stock issued for convertible notes payable and accrued interest of $617,453;
     o 1,250 shares of common stock issued for a portion of the acquisition of a joint venture investment which was valued at $19,191;
     o 19,250 shares of common stock issued to acquire Poker which was valued at $295,544;
     o 15,000 shares of common stock issued for cash in the amount of $135,000; and
     o 18,000 shares of common stock issued for services in the amount of $186,182.

NOTE 10: RELATED PARTY TRANSACTIONS
         --------------------------

2006 TRANSACTIONS
-----------------

Effective August 20, 2006, the Company issued 65,000 shares of its common stock to a former CEO of the Company and transferred the stock of IMGI, including liabilities of $295,840 to the former CEO. The liabilities included $291,913 which the former CEO claimed was due to him and affiliates for costs advanced in the original formation of IMGI.

During the year ended December 31, 2006, the Company had three different part-time CEOs. In aggregate they were paid $16,000 during the year.

2005 TRANSACTIONS
-----------------

In September 2005, the courts approved the settlement of the litigation with the Company's former CEO, William G. Miller. As a result of this settlement, the Company recognized a loss from discontinued operations in 2005 of $28,960, which is net of $247,055 in accrued amounts previously due related parties which were forgiven.

The Company's CEO until June 30, 2005, received compensation of $45,000 during 2005. In addition, during 2005, Godley Morris Group LLC ("GMG"), a company 50% owned and managed by this former CEO, received rent of $9,000 and $291,913 was recorded in amounts due related parties at December 31, 2005, for additional reimbursements claimed by GMG.


NOTE 11: COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Company had agreements in place for racing car design and construction, team sales brokerage and broadcasting which were not formally terminated when the Company discontinued these operations. The Company does not expect any additional liability from these agreements.

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office. Minimum lease payments are 2007 - $26,002; 2008 - $28,866; 2009 - $29,411; and 2010 -
$2,455.

The Company has the following royalty agreements:

     1. Royalty agreement for 2 years of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty oF $18,000 and maximum of $75,000;
     2. Royalty agreement for 2 years of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty oF $15,000 and maximum of $50,000;
     3. Royalty agreement for an indefinite period of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimuM royalty of $36,000 and maximum of $100,000;

     4. Royalty agreement for an indefinite period of 1.0% of the first $100,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS and .5% of the next $150,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS.
     5. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the ENLYTEN(TM) RESTORE STRIPS and ENLYTEN(TM) ENERGY strips and .5% of the next $80,000,000 in sales of the ENLYTEN(TM) RESTORE STRIPS and ENLYTEN(TM) ENERGY strips.


NOTE 12: SUBSEQUENT EVENTS

PRIVATE PLACEMENT
-----------------
On January 15, 2007, the Company began a private placement offering to sell up to 8,000,000 shares of its common stock at a price of $1.50 per share. The offering is scheduled to terminate on the earlier of April 15, 2007 or the date when the sale of up to 8,000,000 shares has been completed. As of March 31, 2007, the Company has sold 1,612,667 shares for total proceeds of $2,419,001.

INNOZEN, INC.
-------------
On January 31, 2007, HealthSport entered into a Merger Agreement with InnoZen and InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations. At the effective time and upon the terms and conditions of the Merger Agreement and in accordance with Delaware General Corporate Law, in exchange for 17,500,000 shares of the Company's common stock, Acquisition Sub will be merged with and into InnoZen, after which, InnoZen will become our wholly owned subsidiary and will continue as the surviving corporation and the separate existence of Acquisition Sub will cease.

Conditions precedent to effect the Merger include that we shall have consummated the private placement of at least $6 million but not more than $12 million of our common shares at a price not less than $1.50 per share on the following timetable: (a) execution and delivery by the investors of subscription agreements for the minimum amount of the private placement by no later than February 15, 2007; and (b) the closing of the private placement by no later than February 28, 2007.

On March 15, 2007, this agreement was amended to extend the closing date to as late as April 30, 2007 and would require increasing the number of shares issued to InnoZen in 250,000 share increments up to 18,250,000 depending upon the ultimate closing date of the private placement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B: OTHER INFORMATION

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and we are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified. We currently have three Directors.

     NAME            AGE                   POSITION AND TERM
     ----            ---                   -----------------

Daniel J. Kelly       45      CEO and President starting January 1, 2007

Ross E. Silvey        78      Director since March 25, 2006; CEO and President
                                from September 11, 2006 to January 1, 2007;
                                Acting CFO since September 11, 2006

Terry Washburn        54      Director from May 15, 2001 to September 11, 2006;
                                CEO and President from March 30, 2006 to
                                September 11, 2006

Charles W. Clark      58      CEO and President from July 1, 2005 until
                                March 30, 2006

Jason Freeman         32      Director since March 25, 2006

Hank Durschlag        43      Director since September 11, 2006


DANIEL J. KELLY - Became CEO and President on January 1, 2007. Mr. Kelly began his business career approximately 20 years ago managing and advising Jim Kelly, his brother and Pro Football Hall of Fame Quarterback. Mr. Kelly also owns and serves as the President of Jim Kelly Enterprises, Inc., a company started over 15 years ago. In 1988 Mr. Kelly negotiated the most lucrative player contract in NFL history (at that time) for Jim. Mr. Kelly has 20 years experience in marketing, promotions and celebrity endorsements and continues to work with such companies as Coors, Miller Lite, LA Weightloss and Ameriquest. Mr. Kelly received his bachelor's degree from the University of Houston and was a prominent member of the NFL Quarterback Club, serving on the Sponsorship and Marketing Committees that negotiated comprehensive, multi-year deals with major US companies such as McDonalds, VISA, Footlocker and MBNA Bank. He is the vice chairman of the Kelly for Kids Foundation.

ROSS E. SILVEY - was appointed as an outside Director of the Company on March 25, 2006. Upon the resignation of Dr. Washburn on September 11, 2006, Dr. Silvey assumed the additional roles of President and CEO on an interim basis until January 1, 2007, when Mr. Kelly assumed those duties. In addition, Dr. Silvey assumed the role of acting CFO on September 11, 2006, and continues to hold that position. Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies. Dr. Silvey serves as a Director for Global Beverage Solutions, Inc. Additionally, Dr. Silvey was Chairman of our Audit Committee until he became interim President and CEO on September 11, 2006.

TERRY WASHBURN - Director from May 2001 until September 11, 2006; Chief Executive Officer from April 2001 to August 2001 and from March 30, 2006 until September 11, 2006. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California.

CHARLES W. CLARK - was appointed Chief Executive Officer of the Company effective July 1, 2005, and resigned on March 30, 2006. Mr. Clark owns and manages Exit 98 Properties whose holdings include several lodging facilities, Santee National Golf Club, and various other real estate properties. Mr. Clark created and operates Golf Santee, LLC, which in ten years became the largest golf packager in South Carolina outside the Myrtle Beach area. Mr. Clark is a director of South Carolina Bank and Trust, the third largest bank in South Carolina.

JASON FREEMAN - was appointed as an outside Director of the Company on March 25, 2006. Mr. Freeman is the owner and president of Routh Stock Transfer, Inc. Mr. Freeman has been instrumental in assisting with investor relations development, business plan/marketing plan development, and strategic business planning for private and public companies. He also has 7 years experience with marketing and management in the retail industry. Mr. Freeman has also consulted with various companies, both public and private, on ways to be more efficient in their use of capital and manpower, assisting management and sales staff in mapping out plans and strategies for companies to reach specific goals and thresholds. Mr. Freeman graduated from Texas A&M University at Commerce in 1998 and is president and a director of Sagauro Holdings, Inc. and a director of Interim Capital Corporation.

HANK DURSCHLAG - was appointed a Director of the Company on September 11, 2006. Mr. Durschlag is the co-developer of the Enlyten electrolyte sports strips and co-authored the patent, "Edible Film for Transmucosal Delivery of Nutritional Supplements". Mr. Durschlag has extensive experience in the fields of healthcare and sports medicine, with specific emphasis on novel drug delivery systems. In addition, Mr. Durschlag is a partner in Greenville, South Carolina based GlucoTec, Inc., a developer and manufacturer of an FDA Class II Medical Device designed to regulate blood glucose levels in an acute care setting via both intravenous and subcutaneous delivery of insulin and other fluids. Mr. Durschlag has also co-authored patents in this area. Previously, Mr. Durschlag served as Vice President of Sales and Marketing for Diabetes Management Services, Inc., a durable medical equipment distributor with specific treatment modules in women's health and pregnancy. Mr. Durschlag holds a bachelors degree from California University of Pennsylvania and an MBA from Clemson University.

AUDIT COMMITTEE

The Board of Directors had determined that Terry Washburn met the requirements of a financial expert and served as Chairman of the Audit Committee until his appointment as CEO on March 30, 2006. Ross Silvey was appointed to the Board of Directors on March 25, 2006, and became Chairman of the Audit Committee on March 30, 2006. On September 11, 2006, Dr. Silvey replaced Dr. Washburn as interim CEO and President and simultaneously resigned his position as Chairman of the Audit Committee. Mr. Freeman assumed the duties as Audit Committee Chairman on September 11, 2006. Mr. Freeman is independent as specified in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and meets the requirements of a financial expert.

The small business issuer has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which was made up of Dr. Washburn until March 30, 2006; by Dr. Silvey from March 30, 2006 to September 11, 2006; and by Mr. Freeman since September 11, 2006.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, the Directors were late filing their Form 5's to report their Form 3 obligations.

CODE OF ETHICS

The Company had intended to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions; however, the Company discontinued its race operations in August 2003 and has determined it should wait until it made an acquisition before adopting a code of ethics. The Company has completed a number of acquisitions since September 2004, and expects to include the adoption of a code of ethics on its agenda during 2007.

NOMINATING COMMITTEE

The Company does not currently have a standing nominating committee or committee performing similar functions. The full Board of Directors participates in the consideration of director nominees.

ITEM 10:  EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2006.


                                        SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------

                                                            Stock        Option     All other
      Name and principal                        Salary      awards       awards   compensation     Total
           position                  Year         ($)        ($)          ($)          ($)          ($)
------------------------------------------------------------------------------------------------------------

Daniel J. Kelly (CEO                 2006      N/A         $  5,500     $ 5,910     $ 32,500     $ 43,910
  since January 1, 2007) (a)         2005      N/A         N/A          N/A         N/A          N/A
                                     2004      N/A         N/A          N/A         N/A          N/A

Ross E. Silvey (CEO from             2006      $  5,500    $      -     $     -     $      -     $  5,500
  September 11, 2006 until           2005      N/A         N/A          N/A         N/A          N/A
  January 1, 2007)                   2004      N/A         N/A          N/A         N/A          N/A

Terry Washburn (CEO from             2006      $ 10,500    $      -     $     -     $      -     $ 10,500
  March 30, 2006 until               2005      N/A         N/A          N/A         N/A          N/A
  September 11, 2006)                2004      N/A         N/A          N/A         N/A          N/A

Charles W. Clark (CEO from           2006      $      -    $      -     $     -     $      -     $      -
  July 1, 2005 until                 2005      $      -    $      -     $     -     $      -     $      -
  March 30, 2006                     2004      N/A         N/A          N/A         N/A          N/A

William C. Morris (CEO from          2006      N/A         N/A          N/A         N/A          N/A
  August 2004 until                  2005      $ 45,000    $      -     $     -     $291,913     $336,913
  June 30, 2005) (b)                 2004      $ 45,000    $      -     $     -     $ 49,000     $ 94,000

Terry Hanson (CEO from               2006      N/A         N/A          N/A         N/A          N/A
  September 2003 until               2005      N/A         N/A          N/A         N/A          N/A
  August 2004 and COO and            2004      $ 24,000    $      -     $     -     $      -     $ 24,000
  President from August 2002
  until August 2004)

     (a) The amount for the stock award represents the amortization of Mr. Kelly's 10% share of the stock granted to Jim Kelly for his appearance fees. The option award represents the amortization of the option granted to Mr. Kelly. All other compensation represents the amount paid to Jim Kelly Enterprises, Inc. Mr. Kelly is owner and President of Jim Kelly Enterprises, Inc. and was acting as a consultant to the Company during 2006.

     (b) Godley Morris Group ("GMG") is 50% owned by Mr. Morris and he is the managing general partner. In 2005, GMG claimed reimbursement for expenses in the amount of $291,913, which was included in amounts due related parties at December 31, 2005. This liability was transferred to Mr. Morris in 2006 when we issued 65,000 shares of our common stock to Mr. Morris. In addition, we transferred ownership of IMGI to Mr. Morris as a part of the transaction. In 2004, GMG was paid $15,000 for reimbursement of office expenses and $9,000 for office rent. In addition, $25,000 for additional office expense reimbursement was included in accounts payable at December 31, 2004 and paid in 2005.

Columns for bonus, nonequity incentive plan compensation and nonqualified deferred compensation earnings have been omitted from the table above as all amounts are zero.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Mr. Kelly became President and Chief Executive Officer of the Company on January 1, 2007. Mr. Kelly's compensation for 2007 is $212,500 and he is to receive a $1,000 per month insurance reimbursement until health insurance is available for employees. Mr. Kelly's compensation is to increase to $262,500 in 2008. In addition, Mr. Kelly was granted a stock option for 400,000 shares exercisable at $2.25 per share in January 2007. Mr. Kelly will also be reimbursed for all reasonable out of pocket expenses.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
------------------------------------------------------------------------------------------
                                 Number of securities
                                underlying unexercised
                                      options (#)             Option         Option
                             -----------------------------   exercise      expiration
Name                          Exercisable   Unexercisable    price ($)        date
------------------------------------------------------------------------------------------

Daniel J. Kelly                  100,000              -      $  1.10   September 12, 2009
William C. Morris                 25,000              -      $ 20.00     August 31, 2007
Ross E. Silvey                    50,000              -      $  2.25    November 15, 2009

The columns for option awards - equity incentive plan awards: number of securities underlying unexercised unearned options and all four stock award columns are omitted from the table as there amounts were zero.

ADDITIONAL NARRATIVE DISCLOSURE

Mr. Kelly's option was granted while he was a consultant and before he became CEO on January 1, 2007. Mr. Kelly, Dr. Silvey and Mr. Morris are the only named individuals with an outstanding equity award at fiscal-year end.

                      COMPENSATION OF DIRECTORS TABLE
------------------------------------------------------------------------------
                                        Fees
                                       earned
                                      or paid          Option
                                      in cash          awards          Total
              Name                       ($)            ($)             ($)
------------------------------------------------------------------------------

Ross Silvey                           $       -     $    4,426      $   4,426
Jason Freeman                                 -          4,426          4,426
Hank Durschlag                           72,000              -         72,000
                                  --------------------------------------------
                                      $  72,000     $    8,852      $  80,852
                                  ============================================


Other columns for stock awards, non-entity incentive plan compensation, nonqualified deferred compensation earnings and all other compensation are omitted from the table as the amounts are all zero.

ADDITIONAL NARRATIVE DISCLOSURE

Directors do not currently receive cash compensation for the meetings they attend. It is anticipated that a formal plan for compensation of Directors will be instituted during 2007.

Mr. Durschlag's fees earned or paid in cash represents his compensation as an employee for 10 months of 2006.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of February 28, 2007, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 28, 2007, there were 20,227,279 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER           BENEFICIAL OWNER     % OF CLASS

Common           Clay Cooley, Trustee                1,307,550           6.46%
                 HSPO Trust
                 7633 E 63rd Place, Suite 220
                 Tulsa, OK  74133

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 28, 2007, the most recent practicable date. As of February 28, 2007, there were 20,227,279 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                  Name and Address of                           Amount and Nature of       % Of
Title of Class      Beneficial Owner                              Beneficial Owner         Class
--------------      ----------------                              ----------------         -----

Common          Daniel J. Kelly                           a             615,000            2.97%
                495 Commerce Drive, Suite 1
                Amherst, New York

Common          Ross E. Silvey                            c              50,004            < 1%
                11005 Anderson Mill Road
                Austin, Texas  78750

Common          Terry Washburn                            b                   -            < 1%
                3407 Langley Hill
                Colleyville, Texas  76034

Common          Charles W. Clark                          b             885,300            4.38%
                P.O. Box 26
                Santee, SC  29142

Common          Hank Durschlag                                          575,000            2.84%
                5403 McChesney Dr
                Charlotte, NC  28269

Common          Jason Freeman                             c              50,000            < 1%
                5700 W. Plano Pkwy, Ste 1000
                Plano, Texas  75093

Common          All current officers and directors as a
                  Group (4 persons)                                   1,290,004            6.19%

     a. Includes option granted in September 2006 for 100,000 shares exercisable at $1.10 per share and option granted January 1, 2007 for 400,000 shares exercisable at $2.25 per share.

     b.   Former officers, not included in total.

     c. Includes option granted on November 2, 2006, for 50,000 shares each, exercisable at $2.25 per share.

                      EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2006, with respect to our equity compensation plans:

                                            NUMBER OF
                                           SECURITIES
                                          AWARDED PLUS
                                            NUMBER OF
                                           SECURITIES
                                          TO BE ISSUED        NUMBER OF
                                          UPON EXERCISE      SECURITIES
                            NUMBER OF      OF OPTIONS,      TO BE ISSUED        NUMBER OF
                           SECURITIES      WARRANTS OR      UPON EXERCISE      SECURITIES
                           AUTHORIZED        RIGHTS        OF OUTSTANDING       REMAINING
                          FOR ISSUANCE       GRANTED          OPTIONS,          AVAILABLE
                            UNDER THE      DURING LAST       WARRANTS OR       FOR FUTURE
NAME OF PLAN                  PLAN         FISCAL YEAR         RIGHTS           ISSUANCE
------------                  ----         -----------         ------           --------
Logisoft Corp. 2000
 Stock Option Plan              15,000               -                 -            15,000

HealthSport 2006
  Stock Option Plan          5,000,000          100,000           100,000        4,900,000
                        --------------    -------------     -------------    -------------

                             5,015,000          100,000           100,000        4,915,000
                        ==============    ==============    ==============   =============

In addition, at December 31, 2006, there are options outstanding for 325,000 shares at an average exercise price of $1.86 which expire in 2009. These options were not granted pursuant to the Stock Option Plans. Also, at December 31, 2006, there are warrants outstanding for 78,750 shares with an exercise price of $20.00 per share. The warrants expire in 2007.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

2006 TRANSACTIONS
-----------------

Effective August 20, 2006, we issued 65,000 shares of our common stock to a former CEO and transferred the stock of IMGI, including liabilities of $295,840 to the former CEO. The liabilities included $291,913 which the former CEO claimed was due to him and affiliates for costs advanced in the original formation of IMGI.

During the year ended December 31, 2006, we had three different part-time CEOs. In aggregate they were paid $16,000 during the year.

2005 TRANSACTIONS
-----------------
In September 2005, the courts approved the settlement of the litigation with our former CEO, William G. Miller, as discussed in note 10 to the consolidated financial statements. As a result of this settlement, we recognized a loss from discontinued operations in 2005 of $28,960, which is net of $247,055 in accrued amounts previously due related parties which were forgiven.

Our CEO until June 30, 2005, received compensation of $45,000 during 2005. In addition, during 2005, Godley Morris Group LLC ("GMG"), a company 50% owned and managed by this former CEO, received rent of $9,000 and $291,913 was recorded in amounts due related parties for additional reimbursements claimed by GMG.


ITEM 13. EXHIBITS

See Exhibit Index on Page 58.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of March 31, 2007 for professional services rendered by the Company's accountant was $39,000 and $30,035 for the audit of the Company's annual financial statements and quarterly reviews for the fiscal years ended December 31, 2006 and 2005, respectively.

Audit-Related Fees - None.

Tax Fees - None for 2006 or 2005.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2006 or fiscal 2005.

Audit Committee Policies and Procedures - The audit committee pre-approves audit and review services.

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

                                     HEALTHSPORT, INC.


April 12, 2007                       /s/ Daniel J. Kelly
                                     ------------------------------------------
                                     Daniel J. Kelly, President and CEO
                                     (Principal executive officer)


April 12, 2007                       /s/ Ross E. Silvey
                                     ------------------------------------------
                                     Ross E. Silvey, Director and Acting CFO
                                     (Principal accounting officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 12, 2007                        /s/ Daniel J. Kelly
                                      -----------------------------------------
                                      Daniel J. Kelly, President and CEO


April 12, 2007                        /s/ Ross E. Silvey
                                      -----------------------------------------
                                      Ross E. Silvey, Director and Acting CFO


April 12, 2007                        /s/ Jason Freeman
                                      -----------------------------------------
                                      Jason Freeman, Director


April 12, 2007                        /s/ Hank Durschlag
                                      -----------------------------------------
                                      Hank Durschlag, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM HEALTHSPORT, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

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

16              Letter on change in certifying accountant                              N/A

18              Letter on change in accounting principles                              N/A

21              Subsidiaries of the Registrant                                       Item 1

22              Published report regarding matters submitted to vote                   N/A

23              Consent of experts and counsel                                         N/A

24              Power of Attorney                                                      N/A

31              Certification pursuant to 18 U.S.C. Section 1350
                Section 302 of the Sarbanes-Oxley Act of 2002                         60-61

32              Certification pursuant to 18 U.S.C. Section 1350
                Section 906 of the Sarbanes-Oxley Act of 2002                         62-63