Form 10QSB
period 2007-03-31
Healthsport, Inc.
filed 2007-05-07
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                  For Quarter Ended:       MARCH 31, 2007


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2007, was 21,069,612.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X].

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION (Unaudited)

Item 1:   Condensed Consolidated Balance Sheet as of March 31, 2007          3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2007 and 2006                               4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2007 and 2006                               5

          Notes to Condensed Consolidated Financial Statements             6-13

Item 2:   Management's Discussion and Analysis or Plan of Operation        14-15

Item 3:   Controls and Procedures                                           16

PART II   OTHER INFORMATION                                                 17

          Exhibits                                                         18-21


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $  1,977,660
  Accounts receivable                                                        9,247
  Inventory                                                                141,865
  Notes receivable and advances to InnoZen, Inc.                           750,000
  Prepaid stock compensation                                               564,495
  Prepaid expenses                                                          45,148
                                                                      ------------
     Total current assets                                                3,488,415
Property and equipment, net                                                 41,510
Goodwill                                                                 1,785,998
Patent costs, net                                                        1,870,100
Prepaid stock compensation, non-current                                     59,528
Other assets                                                                 6,572
                                                                      ------------
     Total assets                                                     $  7,252,123
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    132,299
  Accrued expenses                                                         194,155
                                                                      ------------
     Total liabilities                                                     326,454
                                                                      ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                            --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    21,069,612 shares issued and outstanding                                 2,107
  Additional paid-in capital                                            32,815,484
  Intrinsic value of common stock options                               (1,134,756)
  Common stock warrants                                                      1,200
  Accumulated deficit                                                  (24,758,366)
                                                                      ------------
     Total stockholders' equity                                          6,925,669
                                                                      ------------
          Total liabilities and stockholders' equity                  $  7,252,123
                                                                      ============

See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)


                                                    2007                2006
                                                ------------       ------------

Revenue                                         $      5,897       $         --
Cost of goods sold                                     3,877                 --
                                                ------------       ------------
     Gross profit                                      2,020                 --
                                                ------------       ------------

General and administrative expense                   262,771             18,045
Marketing and selling expense                        409,173                 --
Non-cash compensation expense                        387,944                 --
Abandoned asset                                           --              1,491
                                                ------------       ------------
     Total deductions                              1,059,888             19,536
                                                ------------       ------------
          Net loss from operations                (1,057,868)           (19,536)
                                                ------------       ------------
Other income (expense):
     Interest income                                   9,227                 --
     Interest expense                                     --           (135,909)
                                                ------------       ------------
          Other income (expense)                       9,227           (135,909)
                                                ------------       ------------
Net loss before income taxes                      (1,048,641)          (155,445)
     Provision for income taxes                           --                 --
                                                ------------       ------------
          Net loss                              $ (1,048,641)      $   (155,445)
                                                ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.05)      $      (0.23)
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                               19,995,308            668,106
                                                ============       ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)


                                                                                   2007               2006
                                                                                -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $(1,048,641)      $  (155,445)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Amortization of non-cash stock compensation                                  387,944                --
       Depreciation and amortization                                                 29,232                --
       Abandoned asset                                                                   --             1,491
       Accounts receivable                                                           (5,497)               --
       Inventory                                                                      3,877                --
       Prepaid expenses and other assets                                            (51,720)               --
       Accounts payable                                                              85,110            22,499
       Accrued expenses                                                             183,495           130,410
                                                                                -----------       -----------
     Net cash used in operating activities                                         (416,200)           (1,045)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of furniture and office equipment                                     (42,335)               --
  Loan to InnoZen, Inc                                                             (500,000)               --
                                                                                -----------       -----------
          Net cash used in investing activities                                    (542,335)               --
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Collect stock subscription receivable                                             250,000                --
  Sale of common stock                                                            2,368,051                --
                                                                                -----------       -----------
          Net cash provided by financing activities                               2,618,051                --
                                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,659,516            (1,045)
CASH AND CASH EQUIVALENTS, beginning of period                                      318,144             1,348
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,977,660       $       303
                                                                                ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                                      $        --       $        --
  Income taxes                                                                           --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES: Issuance of common stock for:
     Investment in Health Strip Solutions, LLC                                  $        --       $   900,000

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The following notes to the condensed consolidated financial statements and management's discussion and analysis or plan of operation contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", "plans", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for fiscal year 2002.


NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
-------------------------------------------

ORGANIZATION AND BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries, Enlyten, Inc. ("Enlyten"), Health Strip Solutions, LLC ("Health Strip"), Cooley Nutraceuticals, Inc. ("Nutraceuticals"), and the following inactive subsidiaries, World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company" or the "Companies"). All significant intercompany balances and transactions have been eliminated in consolidation.

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006: 1) the name of the Company would be changed to HealthSport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, effective May 15, 2006, the Company's name was changed to HealthSport, Inc., the shares were reverse-split one for 200 and the Company's Certificate of Incorporation was restated to reflect these amendments. The Company has made the change in outstanding shares and all references to shares retroactive for all periods presented in the financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006, which is included in the Company's Form 10-KSB for the year ended December 31, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NATURE OF BUSINESS
HealthSport is a holding company with six wholly owned subsidiaries.

Enlyten was formed to market and sell the Company's edible film strip products.

Health Strip, in conjunction with InnoZen, holds the proprietary technology for the formulation of a thin film electrolyte strip and has filed a provisional patent for this process. Electrolytes such as those found in Health Strip's ENLYTEN(TM) SPORTSTRIPS along with water, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Health Strip and InnoZen also hold the proprietary technology for ENLYTEN(TM) SURVIVAL STRIPS which are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds as a remedy to fatigue, drowsiness and dehydration.

Nutraceuticals holds the proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed the ENLYTEN(TM) Energy Strip, our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol.

On May 15, 2006, the Company changed its name to HealthSport, Inc. On November 8, 2004, the Company changed its name to Idea Sports Entertainment Group, Inc. On May 15, 2001, the Company changed its name from Logisoft Corp. to Team Sports Entertainment, Inc.

NOTE 2: INNOZEN, INC.
---------------------

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

InnoZen is the preeminent formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip when it completed the development of Chloraseptic(R) Sore Throat Relief Strips in June 2003. With Chloraseptic Relief Strips, InnoZen established a new process which prevented irritants and incorporated additional compounds to make the strips more suitable for various drug delivery needs. Relying on its expertise in the development of edible film strips that deliver drug actives, InnoZen moved forward with its proprietary technology to develop two new thin film strip products for cough. InnoZen launched its two new film strip products under its own Suppress(R) brand (http://www.suppress.com) in September 2004.

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

On May 4, 2007, the Company issued 18,250,000 shares of its common stock to the shareholders of InnoZen and completed the acquisition of InnoZen.


NOTE 3: ELECTROLYTE STRIP
-------------------------

HEALTH STRIP - On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's common stock. Health Strip, in conjunction with InnoZen, holds certain proprietary technology for the formulation of a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"), which is the subject of a provisional patent filed in the U.S. Patent and Trademark office on June 14, 2006. In addition, Health Strip reached an agreement for InnoZen to manufacture and distribute the electrolyte strips through its California based manufacturing facility. Through the use of InnoZen's patented manufacturing process, the electrolyte strips have now been produced. Product names and packaging were finalized and initial sales began at the end of 2006.

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

NUTRACEUTICALS - On December 6, 2006, the Company issued 375,000 shares of its common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. This transaction was recorded based upon the trading price of the Company's common stock on the date of the purchase and the $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for patent technology rights. The Company commenced amortization of the patent costs over seventeen years, the life of the expected patent in January 2007. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

NOTE 4: SHARE-BASED PAYMENTS
----------------------------

                                  STOCK OPTIONS

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) required expensing any unvested options and also required the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method for all stock options issued. SFAS 123R required measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company had no unvested options outstanding prior to July 1, 2006. Stock-based compensation expense recorded for the quarter ended March 31, 2007, includes the estimated expense for stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded the cost of stock options by increasing additional paid-in capital and increasing deferred option compensation. The deferred option compensation is being amortized over the period which the awards are expected to be exercised. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.

The Company recognizes option compensation expense on a straight-line basis over the period the option is expected to be outstanding before being exercised for each stock option grant. Total stock-based option compensation expense recognized for the quarter ended March 31, 2007 and 2006, was $138,196 and $0, respectively.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the quarter ended March 31, 2007 (none in the corresponding 2006 period):

                  Expected term                            2 years
                  Expected volatility                      102.91%
                  Expected dividend yield                    0%
                  Risk-free interest rate                   4.75%
                  Expected annual forfeiture rate            0%

A summary of option activity as of March 31, 2007, and changes during the three months then ended is presented below:

                                                                             WEIGHTED
                                                                WEIGHTED      AVERAGE      AGGREGATE
                                                                AVERAGE      REMAINING     INTRINSIC
                                                                EXERCISE     CONTRACTUAL     VALUE
Options                                            Shares        Price      Term (yrs)      ($000)
-------                                            ------        -----      ----------      ------
Outstanding, December 31, 2006                     425,000
  Granted                                          605,000
  Exercised                                              -
  Forfeited or expired                                   -
                                                -----------
Outstanding, March 31, 2007                      1,030,000  $       2.15         2.68   $     1,319
                                                =========== ============= ============  ============
Exercisable at March 31, 2007                    1,030,000  $       2.15         2.68   $     1,319
                                                =========== ============= ============  ============

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007, was $1.35 and $1.18 during the prior 2006 period. No options have been exercised.

As of March 31, 2007, there was $1,134,756 of total unrecognized compensation cost related to share-based option compensation arrangements. The cost is expected to be recognized over a weighted-average period of 22.54 months.

                                  STOCK GRANTS

In addition to stock option grants to employees, consultants and as a part of endorsement contracts, the Company has made stock grants to employees, consultants and as a part of endorsement contracts. These stock grants are for future services over terms of one to two years, are being amortized over the period the services are being provided and are summarized below.

                           NON-CASH STOCK COMPENSATION

The intrinsic value of stock option grants and the value of stock grants are being amortized as non-cash stock compensation on a straight-line basis over the relevant period. A summary of the activity follows:

                                   OPTIONS           GRANTS            TOTAL
                                   -------           ------            -----
Balance, December 31, 2006      $   457,190       $   694,521       $ 1,151,711
  Grants                            815,762           415,500         1,231,262
  Forfeiture                             --          (236,250)         (236,250)
  Amortization                     (138,196)         (249,748)         (387,944)
                                -----------       -----------       -----------
Balance, March 31, 2007         $ 1,134,756       $   624,023       $ 1,758,779
                                ===========       ===========       ===========


NOTE 5: NOTES RECEIVABLE
------------------------

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

On January 12, 2007, and again on March 19, 2007, the Company loaned InnoZen an additional $250,000, for a cumulative total of $750,000 as a non-interest bearing advance which will be applied toward the working capital requirement of the merger.


NOTE 6: INTANGIBLE ASSETS
-------------------------

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

The Company's intangible assets consist of the following at March 31, 2007:

The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill):

          Health Strip                                           $ 1,735,998
          Poker                                                       50,000
                                                                 -----------
               Total goodwill                                    $ 1,785,998
                                                                 ===========
     Identifiable patent costs:
          Health Strip                                           $ 1,129,216
          Nutraceuticals                                             802,500
                                                                 -----------
                                                                   1,931,716
          Accumulated amortization                                   (61,616)
                                                                 -----------
               Net patent costs                                  $ 1,870,100
                                                                 ===========

NOTE 7: COMMITMENTS AND CONTINGENCIES
-------------------------------------

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year lease agreement for the Enlyten office in Amherst, New York. The lease requires monthly payments of $2,364 for the year ending January 31, 2008, $2,409 for the year ending January 31, 2009 and $2,455 for the year ending January 31, 2010.

The Company has the following royalty obligations:

     1. Royalty agreement for 2 years of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $18,000 and maximum of $75,000;
     2. Royalty agreement for 2 years of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $15,000 and maximum of $50,000;
     3. Royalty agreement for an indefinite period of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $36,000 and maximum of $100,000;
     4. Royalty agreement for an indefinite period of 1.0% of the first $100,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS and .5% of the next $150,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS;
     5. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the ENLYTEN(TM) RESTORE STRIPS and ENLYTEN(TM) Energy strips and .5% of the next $80,000,000 in sales of the ENLYTEN(TM) RESTORE STRIPS and ENLYTEN(TM) Energy strips; and
     6. Royalty agreement for 2 years of 1.5% of sales of the ENLYTEN(TM) SURVIVAL STRIP with annual minimUM royalty payments of $4,200.

The Company is a party to a number of endorsement contracts requiring minimum payments which average approximately $31,000 per month.


NOTE 8: RELATED PARTIES
-----------------------

The Company's acting CFO was paid consulting fees of $4,500 during the three months ended March 31, 2007 and none during 2006.


NOTE 9: SUBSEQUENT EVENT
------------------------

On May 4, 2007, the Company issued 18,250,000 shares of its common stock to the shareholders of InnoZen and completed the acquisition of InnoZen through a merger of InnoZen with the Company's wholly owned subsidiary, Acquisition Sub.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

                             ACQUISITION OF INNOZEN

On May 4, 2007, we issued 18,250,000 shares of our common stock to the shareholders of InnoZen and completed the acquisition of InnoZen through a merger of InnoZen with our wholly owned subsidiary, Acquisition Sub.

                                    REVENUES

During the three months ended March 31, 2007, we had sales of $5,897, principally to an Internet sales organization, which resulted in gross profit of $2,020 (34%). There were no sales in the corresponding 2006 period. We currently anticipate substantial sales increases to commence in the second quarter after completion of the acquisition of InnoZen.

                               COSTS AND EXPENSES

General and administrative expenses increased to $262,771 in the three months ended March 31, 2007, from $18,045 in the 2006 period. The increase is consistent with the increases associated with the planned roll-out of the ENLYTEN(TM) products in the second quarter of 2007. We had minimal operations in 2006 until completing the acquisition of Health Strip at the end of March 2006. The major components of the increase include salaries and wages of $74,226, travel and entertainment increases of $85,244, professional fees of $51,254 and amortization costs of $28,406.

Selling and marketing costs are $409,173 in the three months ended March 31, 2007, as compared to none in the 2006 period. Selling and marketing costs did not commence until the end of 2006. The major components of the 2007 selling and marketing costs include payments on endorsement contracts and minimum royalty payments of $107,690, staff payroll of $110,438, advertising and package development costs of $61,223 and costs associated with initial trade shows, conferences and events of $38,234.

Non-cash compensation expense includes both the amortization of stock grants to employees and stock grants as part of endorsement contracts over the relevant service periods and amortization of the intrinsic value of stock options to both employees and as a part of endorsement contracts.

ITEM 3:  CONTROLS AND PROCEDURES

A third-party consultant has been retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

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

PART II--OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company sold 1,682,667 shares for cash proceeds of $2,368,051; issued 175,000 shares pursuant to employment agreements and endorsement contracts which were valued at $415,500; and cancelled 120,000 shares valued at $236,250, which had been issued pursuant to a consulting contract in December that was cancelled at the end of March.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6:  EXHIBITS

(a) Exhibits--

Exhibit 31               Certification pursuant to 18 U.S.C. Section 1350
                         Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32               Certification pursuant to 18 U.S.C. Section 1350
                         Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHSPORT, INC.



May 4, 2007                             By: /s/ Daniel J. Kelly
                                        ----------------------------------------
                                        Daniel J. Kelly, Chief Executive Officer
                                        (Principal Executive Officer)