Form 10QSB
period 2007-06-30
Healthsport, Inc.
filed 2007-08-20
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: JUNE 30, 2007


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

                                 (716) 691-6763
                           (Issuer's telephone number)

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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2007, was 41,766,897.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X].

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION (Unaudited)

Item 1:   Condensed Consolidated Balance Sheet as of June 30, 2007           3

          Condensed Consolidated Statements of Operations for the three
          months ended June 30, 2007 and 2006                                4

          Condensed Consolidated Statements of Operations for the six
          months ended June 30, 2007 and 2006                                5

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2007 and 2006                               6-7

          Notes to Condensed Consolidated Financial Statements             8-17

Item 2:   Management's Discussion and Analysis or Plan of Operation        18-20

Item 3:   Controls and Procedures                                           21

PART II   OTHER INFORMATION                                                22-26

          Exhibits


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                             $  3,170,016
  Accounts receivable                                                        293,083
  Inventory (Raw materials - $231,173; work in progress - $28,594;
     finished goods - $456,527)                                              716,294
  Prepaid expenses                                                         1,096,293
                                                                        ------------
     Total current assets                                                  5,275,686
Property and equipment, net                                                  561,486
Goodwill                                                                  10,326,948
Patent costs and other intangible assets, net                             20,643,712
Other assets                                                                  47,801
                                                                        ------------
     Total assets                                                       $ 36,855,633
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $    840,755
  Current portion of capital lease obligation                                184,517
  Deferred revenue                                                           550,000
  Due to shareholder                                                          20,000
                                                                        ------------
     Total current liabilities                                             1,595,272
                                                                        ------------
  Capital lease obligation, less current portion                             112,756
                                                                        ------------
          Total liabilities                                                1,708,028
                                                                        ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                              --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    41,766,897 shares issued and outstanding                                   4,177
  Additional paid-in capital                                              66,903,476
  Intrinsic value of common stock options                                 (3,928,623)
  Stock subscriptions receivable                                            (172,754)
  Common stock warrants                                                        1,200
  Accumulated deficit                                                    (27,659,871)
                                                                        ------------
     Total stockholders' equity                                           35,147,605
                                                                        ------------
          Total liabilities and stockholders' equity                    $ 36,855,633
                                                                        ============

See accompanying notes to condensed consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)


                                                    2007                2006
                                                ------------       ------------
Revenue
  Product sales                                 $     18,689       $         --
  License fees, royalties and services                64,022                 --
                                                ------------       ------------
     Total revenues                                   82,711                 --
                                                ------------       ------------
Costs and expenses
  Cost of product sold                                25,891                 --
  General and administrative expense                 836,356            198,014
  Marketing and selling expense                      573,051                 --
  Non-cash compensation expense                      557,648                 --
  Manufacturing costs                                130,498                 --
  Research and development costs                     890,058                 --
                                                ------------       ------------
     Total costs and expenses                      3,013,502            198,014
                                                ------------       ------------
          Net loss from operations                (2,930,791)          (198,014)
                                                ------------       ------------
Other income (expense):
     Interest income                                  34,394              1,963
     Interest expense                                 (5,107)          (497,739)
                                                ------------       ------------
          Other income (expense)                      29,287           (495,776)
                                                ------------       ------------
Net loss before income taxes                      (2,901,504)          (693,790)
     Provision for income taxes                           --                 --
                                                ------------       ------------
          Net loss                              $ (2,901,504)      $   (693,790)
                                                ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.09)      $      (0.60)
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                               33,893,002          1,157,288
                                                ============       ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)


                                                    2007               2006
                                                ------------       ------------
Revenue
  Product sales                                 $     24,585       $         --
  License fees, royalties and services                64,022                 --
                                                ------------       ------------
     Total revenues                                   88,607                 --
                                                ------------       ------------
Costs and expenses
  Cost of product sold                                29,768                 --
  General and administrative expense               1,099,127            216,060
  Marketing and selling expense                      982,225                 --
  Non-cash compensation expense                      945,591                 --
  Manufacturing costs                                130,498                 --
  Research and development costs                     890,058              1,491
                                                ------------       ------------
     Total costs and expenses                      4,077,267            217,551
                                                ------------       ------------
          Net loss from operations                (3,988,660)          (217,551)
                                                ------------       ------------
Other income (expense):
     Interest income                                  43,621              1,963
     Interest expense                                 (5,107)          (633,648)
                                                ------------       ------------
          Other income (expense)                      38,514           (631,685)
                                                ------------       ------------
Net loss before income taxes                      (3,950,146)          (849,236)
     Provision for income taxes                           --                 --
                                                ------------       ------------
          Net loss                              $ (3,950,146)      $   (849,236)
                                                ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.15)      $      (0.93)
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                               26,982,547            914,194
                                                ============       ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)


                                                                         2007               2006
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(3,950,146)      $  (849,236)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Amortization of non-cash stock compensation                        945,591                --
       Intrinsic value of beneficial conversion feature of
          convertible promissory note                                          --           358,880
       Depreciation and amortization                                      269,195                --
       Acquired research and development cost                             847,336                --
       Abandoned asset                                                         --             1,491
       Change in other assets and liabilities:
         Accounts receivable                                              (63,355)               --
         Inventory                                                       (247,582)               --
         Prepaid expenses and other assets                               (219,074)               --
         Accounts payable                                                 351,430           190,618
         Accrued expenses                                                  35,452           269,970
                                                                      -----------       -----------
     Net cash used in operating activities                             (2,031,153)          (28,277)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in excess of cash paid in acquisition of InnoZen           14,482                --
  Legal fees associated with acquisition of Neutracuticals                (15,812)               --
  Loans to InnoZen prior to acquisition                                  (500,000)               --
  Acquisition of property and equipment                                  (108,588)               --
                                                                      -----------       -----------
          Net cash used in investing activities                          (609,918)               --
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                --           448,600
  Collection of stock subscription receivable                             250,000                --
  Loan proceeds from shareholder                                           20,000                --
  Loan repayment to shareholder                                          (108,285)               --
  Capital lease payments                                                  (30,500)               --
  Sale of common stock                                                  5,361,728                --
                                                                      -----------       -----------
          Net cash provided by financing activities                     5,492,943           448,600
                                                                      -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,851,872           420,323
CASH AND CASH EQUIVALENTS, beginning of period                            318,144             1,348
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 3,170,016       $   421,671
                                                                      ===========       ===========

See accompanying notes to condensed consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)


                                                               2007               2006
                                                           ------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                 $      5,107       $         --
  Income taxes                                                       --                 --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for:
     Investment in Health Strip Solutions, LLC             $         --       $    900,000
     Investment in InnoZen, Inc.:
          Current assets, excluding cash                        742,474                 --
          Property and equipment                                471,188                 --
          Goodwill and other intangible assets               27,435,950                 --
          Research and development                              847,336                 --
          Other assets                                           10,583                 --
                                                           ------------
               Total assets                                  29,507,531                 --
          Liabilities assumed                                (1,397,085)                --
          Liabilities to HealthSport, Inc.                     (750,000)                --
                                                           ------------
               Purchase price (net assets acquired)          27,360,446                 --
          Common stock issued                               (27,374,928)                --
                                                           ------------
               Cash acquired in excess of cash paid              14,482                 --
                                                           ============
     Trade names and web site                                    74,000                 --
     Stock subscriptions receivable                             172,754                 --
     Prepaid royalties                                          204,000                 --
     Accrued expense                                             15,000                 --


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


NOTE 1:  ORGANIZATION AND NATURE OF BUSINESS
--------------------------------------------

ORGANIZATION AND BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries, Enlyten, Inc. ("Enlyten"), InnoZen, Inc. ("InnoZen"), Health Strip Solutions, LLC ("Health Strip"), Cooley Nutraceuticals, Inc. ("Nutraceuticals"), and the following inactive subsidiaries, World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company" or the "Companies"). All significant intercompany balances and transactions have been eliminated in consolidation.

On April 24, 2006, the Company filed a Definitive Information Statement pursuant to Section 14C which provided that effective May 15, 2006: 1) the name of the Company would be changed to HealthSport, Inc.; 2) the Company's issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) the Company's Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by the Company's Board of Directors and in writing by 52.33% of the Company's shareholders on March 31, 2006. Accordingly, effective May 15, 2006, the Company's name was changed from Idea Sports Entertainment Group, Inc. to HealthSport, Inc., the shares were reverse-split one for 200 and the Company's Certificate of Incorporation was restated to reflect these amendments. The Company has made the change in outstanding shares and all references to shares retroactive for all periods presented in the financial statements.

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

NATURE OF BUSINESS
HealthSport is a holding company with the following active wholly owned subsidiaries.

Enlyten was formed to market and sell the Company's ENLYTEN(TM) edible film strip products.

InnoZen is the preeminent formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip. InnoZen completed the development of Chloraseptic(R) Sore Throat Relief Strips in June 2003 and launched two new film strip products under its own Suppress(R) brand (http://www.suppress.com) in September 2004.

All patent applications for the Companies are processed by InnoZen.

Health Strip, in conjunction with InnoZen, holds the proprietary technology for the formulation of a thin film electrolyte strip and has filed a provisional patent for this process. Along with water, electrolytes such as those found in Health Strip's ENLYTEN(TM) SPORTSTRIPS, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Health Strip and InnoZen also hold the proprietary technology for ENLYTEN(TM) SURVIVAL STRIPS which are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds as a remedy to fatigue, drowsiness and dehydration.

Nutraceuticals holds the proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed the FIX STRIPS(TM), as a formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol.

NEW ACCOUNTING POLICIES

The following accounting policies have been established and adopted by the Company due to the recent acquisition of InnoZen and the Company's increasing level of operations.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations when incurred.

REVENUE RECOGNITION - Revenue is recognized on the sale of licensed products when title has transferred.

License fees received in advance in exchange for the right to use assets are recognized over the term of the licensing agreement. Royalties are based on actual sales of licensed product which are recognized when reported as earned. Royalty agreements currently provide for rates ranging from 5% to 8%.

Deferred revenue is comprised of advance payments received under various licensing, royalty and manufacturing agreements, the terms of which range from five to fifteen years. The payments are not creditable against royalties and are generally not refundable.

CUSTOMER REBATES AND INCENTIVES - The Company offers various rebates and incentives to its customers based on customer sales volumes and advertising plans. The amounts incurred are subject to changes in market conditions, customer marketing strategies and changes in the profitability or sale of the related merchandise. These rebates and incentives are offered at the later of the date at which the related revenue is recognized or the date at which the rebate or incentive is offered and are recorded as reductions of sales in accordance with EITF 1-09.


NOTE 2:  ACQUISITIONS
---------------------

INNOZEN, INC.
-------------

On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations, in exchange for 18,249,952 shares of the Company's common stock. In accordance with Delaware General Corporate Law and pursuant to the terms and conditions of the Merger Agreement, Acquisition Sub was merged with and into InnoZen, after which, InnoZen became the Company's wholly owned subsidiary and continues as the surviving corporation and the separate existence of Acquisition Sub ceased.

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

The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of InnoZen beginning May 4, 2007. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. A summary of the estimated fair value of assets acquired and liabilities assumed in the acquisition follows:

      Current assets, excluding cash and cash equivalents      $    742,474
      Property and equipment                                        471,188
      Other assets                                                   10,583
      Intangible assets                                          18,895,000
      Goodwill                                                    8,540,950
      Research and development cost                                 847,336
                                                               ------------
           Total assets                                          29,507,531
      Liabilities assumed                                        (1,397,085)
      Liabilities to HealthSport                                   (750,000)
                                                               ------------
           Purchase price (net assets acquired)                  27,360,446
      Common stock issued                                       (27,374,928)
                                                               ------------
           Cash acquired in excess of cash paid                $     14,482
                                                               ============

Unaudited pro forma results of operations for the three and six-month periods ended June 30, 2007 and 2006, as if the Company and InnoZen had been combined as of the beginning of the periods follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                    THREE MONTHS ENDED JUNE 30,
                                                      2007               2006
                                                      ----               ----
Net revenues                                     $   164,393        $    30,235
Net loss                                           2,998,307          1,183,785

Net loss per share, basic and diluted            $     (0.07)       $     (0.06)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     2007               2006
                                                     ----               ----

Net revenues                                     $   637,150        $   159,844
Net loss                                           4,318,687          1,841,879

Net loss per share, basic and diluted            $     (0.11)       $     (0.10)

HEALTH STRIP

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

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of the Company's common stock issued on the date of the transaction. The Company commenced amortization of its total patent costs in July 2006 over seventeen years, the life of the expected patent. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

During December 2006, the Company issued 925,000 shares of its common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of the Company's stock on the acquisition dates. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

NUTRACEUTICALS

On December 6, 2006, the Company issued 375,000 shares of its common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed the Company's formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. This transaction was recorded based upon the trading price of the Company's common stock on the date of the purchase and the resulting $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for patent technology rights. The Company commenced amortization of the patent costs over seventeen years, the life of the expected patent in January 2007. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

In June 2007, the Company issued 50,000 shares of its common stock, valued at $74,000, and a warrant to acquire 50,000 shares of its common stock at $2.25 per share to acquire the trade name for HANGOVER FIX(R), FIX STRIPS(TM) and the website and related domain names.


NOTE 3:  INTANGIBLE ASSETS
--------------------------

The Company accounts for goodwill and intangible assets in accordance with SFAS
142. Goodwill and other intangible assets are tested annually, at a minimum, for impairment. Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to InnoZen's formulations and are being amortized over seventeen years. Trademarks represent the cost of acquired trademarks, which are not being amortized. Client lists represents the cost of acquired client lists which are being amortized over five years.

The Company's intangible assets consist of the following at June 30, 2007:

The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill):

      InnoZen                                                     $ 8,540,950
      Health Strip                                                  1,735,998
      Poker                                                            50,000
                                                                  -----------
          Total goodwill                                          $10,326,948
                                                                  ===========

Identifiable intangible costs:

                       Trade secrets      Patent costs        Trademarks       Client lists
                       -------------      ------------        ----------       ------------
InnoZen                $  5,640,000       $ 11,281,000       $  1,128,000      $    846,000
Health Strip                     --          1,129,216                 --                --
Nutraceuticals                   --            818,311             60,000                --
                       ------------       ------------       ------------      ------------
     Total                5,640,000         13,228,527          1,188,000           846,000
Accumulated
     Amortization           (55,294)          (200,621)                --           (28,200)
                       ------------       ------------       ------------      ------------
     Net costs         $  5,584,706       $ 13,027,906       $  1,188,000      $    817,800
                       ============       ============       ============      ============

Total identifiable net intangible costs above                $      20,618,412
Web site costs                                                          25,300
                                                             -----------------
     Total net intangible costs                              $      20,643,712
                                                             =================

NOTE 4:  SHARE-BASED PAYMENTS
-----------------------------

                                  STOCK OPTIONS

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123R required expensing any unvested options and also required the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method for all stock options issued. SFAS 123R required measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company had no unvested options outstanding prior to July 1, 2006. Stock-based compensation expense recorded for the six months ended June 30, 2007, includes the estimated expense for stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded the cost of stock options by increasing additional paid-in capital and increasing intrinsic value of common stock options. The deferred intrinsic value of common stock options is being amortized over the period which the awards are expected to be exercised. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2007 (none in the corresponding 2006 period):

                  Expected term                          2-5 years
                  Expected volatility                     102.91%
                  Expected dividend yield                   0%
                  Risk-free interest rate                  4.75%
                  Expected annual forfeiture rate           0%

A summary of option activity as of June 30, 2007, and changes during the six months then ended is presented below:

                                                                     WEIGHTED
                                                        WEIGHTED      AVERAGE      AGGREGATE
                                                        AVERAGE      REMAINING     INTRINSIC
                                                        EXERCISE     CONTRACTUAL     VALUE
Options                                   Shares         Price       Term (yrs)     ($000)
-------                                   ------         -----       ----------     ------

Outstanding, December 31, 2006               425,000
  Granted                                  3,585,390
  Exercised                                        -
  Forfeited or expired                             -
                                       --------------
Outstanding, June 30, 2007                 4,010,390  $       1.71         2.79   $     4,444
                                       ============== ============= ============  ============
Exercisable at June 30, 2007               3,910,390  $       1.69         2.80   $     4,248
                                       ============== ============= ============  ============

The weighted-average grant date fair value of options granted during the six months ended June 30, 2007, was $1.10 and $1.18 during the 2006 period. No options have been exercised.

As of June 30, 2007, there was $3,928,623 of total unrecognized compensation cost related to share-based option compensation arrangements. The cost is expected to be recognized over a weighted-average period of 31.70 months.

As of June 30, 2007, there were 78,750 warrants with an exercise price of $20 per share which expire 75,000 in August 2007 and 3,750 in November 2007 and 50,000 warrants with an exercise price of $2.25 per share which expire in June 2009.

Options granted include 2,825,390 which were granted to employees and consultants of InnoZen to replace its outstanding options on the date of acquisition of InnoZen.

                                  STOCK GRANTS

In addition to stock options awarded to employees, consultants and spokespersons, the Company has made stock grants to these parties. These stock grants are for future services over terms of one to two years, are being amortized over the period the services are being provided and are summarized below.

                                            NON-CASH STOCK COMPENSATION

The intrinsic value of stock option grants and the value of stock grants are being amortized as non-cash stock compensation on a straight-line basis over the relevant period. A summary of the activity follows:

                                  OPTIONS            GRANTS            TOTAL
                                  -------            ------            -----

Balance, December 31, 2006      $   457,190       $   694,521       $ 1,151,711
  Grants                          3,941,214           545,750         4,486,964
  Forfeiture                             --          (236,250)         (236,250)
  Amortization                     (469,781)         (475,810)         (945,591)
                                -----------       -----------       -----------
Balance, June 30, 2007          $ 3,928,623       $   528,211       $ 4,456,834
                                ===========       ===========       ===========


NOTE 5:  CAPITAL LEASE OBLIGATION
---------------------------------

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2007.

Total minimum lease payments:
     Six months ended December 31, 2007                               $ 106,710
     Year ended December 31, 2008                                       213,419
                                                                      ---------
                                                                        320,129
Amount representing interest                                            (22,856)
                                                                      ---------
Present value of minimum lease payments                                 297,273
     Less current obligations                                          (184,517)
                                                                      ---------
Non-current obligations under capital lease                           $ 112,756
                                                                      =========

The lease covers equipment with a cost of $518,446 and accumulated depreciation of $112,303 at June 30, 2007.

NOTE 6:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year non-cancelable lease agreement for the Enlyten office in Amherst, New York. The lease requires monthly payments of $2,364 for the year ending January 31, 2008, $2,409 for the year ending January 31, 2009 and $2,455 for the year ending January 31, 2010.

InnoZen leases its facility in Woodland Hills, California pursuant to a non-cancelable agreement which expires on January 1, 2010. InnoZen has the option to extend the term for one additional year. Minimum lease commitments at June 30, 2007 are as follows: 2007 - $63,786; 2008 - $143,700; and 2009 -
$158,828.

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

    4. Royalty agreement for an indefinite period of 1.0% of the first $100,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS and .5% of the next $150,000,000 in sales;

    5. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the FIX STRIPS(TM) and ENLYTEN(TM) Energy strips and .5% of the next $80,000,000 in sales; and

    6. Royalty agreement for 2 years of 1.5% of sales of the ENLYTEN(TM) SURVIVAL STRIP with annual minimUM royalty payments of $4,200.

The Company is a party to a number of endorsement contracts requiring minimum payments which average approximately $44,000 per month.

During 2006, InnoZen entered into a distribution contract with Schering-Plough PTY Limited ("Schering") whereby InnoZen granted to Schering an exclusive, royalty-free license to distribute, market, offer to sell and import InnoZen's film strip products in Australia, New Zealand, Singapore, Indonesia, Pakistan, Hong Kong, Taiwan, Vietnam, Malaysia, Thailand, Korea, Philippines, India and China ("territories"). Schering appointed InnoZen as the exclusive supplier of film strip products in the cough and cold market to Schering for distribution in the territories. With respect to all purchase orders submitted by Schering to InnoZen, Schering shall pay InnoZen 50% of the invoice amount upon submitting the purchase order and the remaining 50% of the invoice amount when Schering receives shipping notification of the order. The contract expires in May 2011.

NOTE 7:  RELATED PARTIES
------------------------

The Company's acting CFO was paid consulting fees of $4,500 and $9,000 during the three and six months ended June 30, 2007, respectively, and none during 2006.

The Company received a loan from a shareholder in the amount of $20,000 during the six months ended June 30, 2007.

InnoZen repaid a loan from a principal shareholder of the Company in the amount of $108,285 after it was acquired by the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                                PLAN OF OPERATION

During the quarter ended June 30, 2007, we completed our sales and marketing materials for the ENLYTEN(TM) SPORTSTRIPS allowing our sales staff to begin marketing the product to retailers nationwide beginning June 15, 2007. In addition, marketing materials and packaging is anticipated to be completed in the third quarter introducing our two newest products, FIX STRIPS(TM) and a lower dose electrolyte strip for children. MarketiNG efforts for the sale of these two products began in August 2007 with deliveries expected to start in the fourth quarter. Due to the seasonal nature of our suppress products, we expect to begin making deliveries to our retailers beginning at the end of the third quarter of 2007.

                             ACQUISITION OF INNOZEN

On May 4, 2007, we issued 18,249,952 shares of our common stock to the shareholders of InnoZen and completed the acquisition of InnoZen through a merger of InnoZen with our wholly owned subsidiary, Acquisition Sub.

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                    REVENUES

During the three months ended June 30, 2007, we had product sales of $18,689 and revenues from license fees, royalties and services of $64,022, a total of $82,711. There were no sales in the corresponding 2006 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus distribution center costs, freight and shipping supplies.

General and administrative expenses ("G&A") increased to $836,356 in the three months ended June 30, 2007, from $198,014 in the 2006 period. We had minimal operations in 2006 until completing the acquisition of Health Strip at the end of March 2006. The major components of the increase include $573,717 in G&A for the two months InnoZen was included in the consolidated financial statements and salaries and wages of $67,231.

Selling and marketing costs are $573,051 in the three months ended June 30, 2007, as compared to none in the 2006 period. Selling and marketing costs did not commence until the end of 2006. The major components of the 2007 selling and marketing costs include payments on endorsement contracts, minimum royalty payments and sponsorship fees of $174,550, staff payroll of $139,526, advertising and package development costs of $91,659 and costs associated with initial trade shows, conferences and events of $70,427.

Non-cash compensation expense of $557,648 includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume for InnoZen in the two months it was included in the consolidated financial statements.

Research and development ("R&D") costs include $847,336 in R&D which was acquired as a part of the purchase of InnoZen and expensed pursuant to the required method of accounting for R&D. The remaining $42,722 in R&D was contract services, supplies, materials and analytical testing costs incurred by InnoZen during the two months it was included in the consolidated financial statements.

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                    REVENUES

During the six months ended June 30, 2007, we had product sales of $24,585 and revenues from license fees, royalties and services of $64,022, a total of $88,607. There were no sales in the corresponding 2006 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus distribution center costs, freight and shipping supplies.

General and administrative expenses ("G&A") increased to $1,099,127 in the six months ended June 30, 2007, from $216,060 in the 2006 period. We had minimal operations in 2006 until completing the acquisition of Health Strip at the end of March 2006. The major components of the increase include $573,717 in G&A for the two months InnoZen was included in the consolidated financial statements, salaries and wages of $141,457 and travel and entertainment of $79,064.

Selling and marketing costs are $982,225 in the six months ended June 30, 2007, as compared to none in the 2006 period. Selling and marketing costs did not commence until the end of 2006. The major components of the 2007 selling and marketing costs include payments on endorsement contracts, minimum royalty payments and sponsorship fees of $282,240, staff payroll of $249,964, advertising and package development costs of $152,882 and costs associated with initial trade shows, conferences and events of $95,069.

Non-cash compensation expense of $945,591 includes both the amortization of stock grants to employees and stock grants as part of endorsement contracts over the relevant service periods and amortization of the intrinsic value of stock options to both employees and as a part of endorsement contracts.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume for InnoZen in the two months it was included in the consolidated financial statements.

Research and development ("R&D") costs include $847,336 in R&D which was capitalized as a part of the purchase of InnoZen and expensed pursuant to the required method of accounting for R&D. The remaining $42,722 in R&D was contract services, supplies, materials and analytical testing costs incurred by InnoZen during the two months it was included in the consolidated financial statements.

ITEM 3:  CONTROLS AND PROCEDURES

A third-party consultant has been retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

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

PART II--OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, the Company sold 2,081,164 shares for cash proceeds of $2,993,677; issued 55,000 shares pursuant to employment agreements and endorsement contracts which were valued at $130,250.

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

                                    HEALTHSPORT, INC.



August 17, 2007                     By: /s/ Daniel J. Kelly
                                        ----------------------------------------
                                    Daniel J. Kelly, Chief Executive Officer
                                    (Principal Executive Officer)