Form 10QSB
period 2007-09-30
Healthsport, Inc.
filed 2007-11-19
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2007


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2007, was 41,766,897.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION (Unaudited)

Item 1:   Condensed Consolidated Balance Sheet as of September 30, 2007      3

          Condensed Consolidated Statements of Operations for the three
          months ended September 30, 2007 and 2006                           4

          Condensed Consolidated Statements of Operations for the nine
          months ended September 30, 2007 and 2006                           5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2007 and 2006                          6-7

          Notes to Condensed Consolidated Financial Statements              8-18

Item 2:   Management's Discussion and Analysis or Plan of Operation        19-22

Item 3:   Controls and Procedures                                           23

PART II   OTHER INFORMATION

Item 6:   Exhibits                                                          24

Signatures                                                                  25


                                          HEALTHSPORT, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 2007
                                                     (UNAUDITED)


                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                $                876,947
  Accounts receivable                                                                                       190,252
  Inventory                                                                                               1,009,098
  Prepaid expenses                                                                                          948,314
                                                                                           -------------------------
     Total current assets                                                                                 3,024,611
Property and equipment, net                                                                                 659,948
Goodwill                                                                                                 10,326,948
Patent costs and other intangible assets, net                                                            20,615,539
Other assets                                                                                                100,933
                                                                                           -------------------------
     Total assets                                                                          $             34,727,979
                                                                                           =========================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $                981,229
  Accrued expenses                                                                                          190,496
  Current portion of capital lease obligation                                                               212,700
  Deferred revenue                                                                                          555,442
                                                                                           -------------------------
     Total current liabilities                                                                            1,939,867
                                                                                           -------------------------
  Capital lease obligation, less current portion                                                            126,368
                                                                                           -------------------------
          Total liabilities                                                                               2,066,235
                                                                                           -------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000 shares;
    no shares issued and outstanding                                                                              -
  Common stock: $.0001 par value; authorized 500,000,000 shares;
    41,766,897 shares issued and outstanding                                                                  4,177
  Additional paid-in capital                                                                             66,749,307
  Intrinsic value of common stock options                                                                (3,383,423)
  Stock subscriptions receivable                                                                            (87,508)
  Accumulated deficit                                                                                   (30,620,809)
                                                                                           -------------------------
     Total stockholders' equity                                                                          32,661,744
                                                                                           -------------------------
          Total liabilities and stockholders' equity                                       $             34,727,979
                                                                                           =========================


                        See accompanying notes to condensed consolidated financial statements.


                                         HEALTHSPORT, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                    (UNAUDITED)


                                                                              2007                    2006
                                                                      --------------------    --------------------

Revenue
  Product sales                                                       $           110,473     $                 -
  License fees, royalties and services                                             45,134                       -
                                                                      --------------------    --------------------
     Total revenues                                                               155,607                       -
                                                                      --------------------    --------------------
Costs and expenses
  Cost of product sold                                                             53,774                       -
  General and administrative expense                                            1,373,358                 176,922
  Marketing and selling expense                                                   670,264                       -
  Non-cash compensation expense                                                   600,789                       -
  Manufacturing costs                                                             303,096                       -
  Research and development costs                                                  130,614                       -
                                                                      --------------------    --------------------
     Total costs and expenses                                                   3,131,895                 176,922
                                                                      --------------------    --------------------
          Net loss from operations                                             (2,976,288)               (176,922)
                                                                      --------------------    --------------------
Other income (expense):
     Interest income                                                               21,968                   3,669
     Interest expense                                                              (6,618)               (142,638)
                                                                      --------------------    --------------------
          Other income (expense)                                                   15,350                (138,969)
                                                                      --------------------    --------------------
Net loss before income taxes and minority interest                             (2,960,938)               (315,891)
     Provision for income taxes                                                         -                       -
                                                                      --------------------    --------------------
          Net loss before minority interest                                    (2,960,938)               (315,891)
Minority interest                                                                       -                  19,820
                                                                      --------------------    --------------------
          Net loss                                                    $        (2,960,938)    $          (296,071)
                                                                      ====================    ====================

NET LOSS PER SHARE, BASIC AND DILUTED                                             $ (0.07)                $ (0.25)
                                                                      ====================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                            41,766,897               1,198,864
                                                                      ====================    ====================


                       See accompanying notes to condensed consolidated financial statements.


                                         HEALTHSPORT, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                    (UNAUDITED)


                                                                             2007                    2006
                                                                      --------------------    --------------------

Revenue
  Product sales                                                       $           135,058     $                 -
  License fees, royalties and services                                            109,156                       -
                                                                      --------------------    --------------------
     Total revenues                                                               244,214                       -
                                                                      --------------------    --------------------
Costs and expenses
  Cost of product sold                                                             83,542                       -
  General and administrative expense                                            2,472,485                 392,982
  Marketing and selling expense                                                 1,652,489                       -
  Non-cash compensation expense                                                 1,546,380                       -
  Manufacturing costs                                                             433,594                       -
  Research and development costs                                                1,020,672                       -
                                                                      --------------------    --------------------
     Total costs and expenses                                                   7,209,162                 392,982
                                                                      --------------------    --------------------
          Net loss from operations                                             (6,964,948)               (392,982)
                                                                      --------------------    --------------------
Other income (expense):
     Interest income                                                               65,589                   5,633
     Abandoned asset                                                                    -                  (1,491)
     Interest expense                                                             (11,725)               (776,287)
                                                                      --------------------    --------------------
          Other income (expense)                                                   53,864                (772,145)
                                                                      --------------------    --------------------
Net loss before income taxes and minority interest                             (6,911,084)             (1,165,127)
     Provision for income taxes                                                         -                       -
                                                                      --------------------    --------------------
          Net loss before minority interest                                    (6,911,084)             (1,165,127)
Minority interest                                                                       -                  19,820
                                                                      --------------------    --------------------
          Net loss                                                    $        (6,911,084)    $        (1,145,307)
                                                                      ====================    ====================

NET LOSS PER SHARE, BASIC AND DILUTED                                 $             (0.22)    $             (1.13)
                                                                      ====================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                            31,964,819               1,010,127
                                                                      ====================    ====================


                       See accompanying notes to condensed consolidated financial statements.


                                            HEALTHSPORT, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                       (UNAUDITED)


                                                                                2007                       2006
                                                                      -------------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $             (6,911,084)    $          (1,145,307)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Minority interest                                                                     -                   (19,820)
       Amortization of non-cash stock compensation                                   1,546,380                     4,084
       Intrinsic value of beneficial conversion feature of
         convertible promissory note                                                         -                   358,880
       Depreciation and amortization                                                   616,928                    16,605
       Common stock issued for services                                                      -                    58,500
       Acquired research and development cost                                          847,336                         -
       Abandoned asset                                                                       -                     1,491
       Change in other assets and liabilities:
         Accounts receivable                                                          (103,594)                        -
         Inventory                                                                    (562,004)                   (3,500)
         Prepaid expenses and other assets                                            (368,354)                  (78,457)
         Accounts payable                                                              584,630                   164,539
         Accrued expenses                                                               85,826                   437,380
                                                                      -------------------------    ----------------------
     Net cash used in operating activities                                          (4,263,936)                 (205,605)
                                                                      -------------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in excess of cash paid in acquisition of InnoZen                        16,832                         -
  Legal fees associated with acquisition of Neutracuticals                             (15,811)                        -
  Loans to InnoZen prior to acquisition                                               (500,000)                        -
  Acquisition of property and equipment                                               (187,477)                        -
                                                                      -------------------------    ----------------------
          Net cash used in investing activities                                       (686,456)                        -
                                                                      -------------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                              -                   448,600
  Collect stock subscription receivable                                                250,000                         -
  Loan repayment to related party                                                     (108,285)                        -
  Capital lease payments                                                               (79,494)                        -
  Sale of common stock                                                               5,446,974                         -
                                                                      -------------------------    ----------------------
          Net cash provided by financing activities                                  5,509,195                   448,600
                                                                      -------------------------    ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              558,803                   242,995
CASH AND CASH EQUIVALENTS, beginning of period                                         318,144                     1,348
                                                                      -------------------------    ----------------------
CASH AND CASH EQUIVALENTS, end of period                              $                876,947     $             244,343
                                                                      =========================    ======================

                                                                                                              (Continued)

                          See accompanying notes to condensed consolidated financial statements.


                                            HEALTHSPORT, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                        NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                        (UNAUDITED)


                                                                                2007                       2006
                                                                      -------------------------    ----------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                            $                 11,725     $                   -
  Income taxes                                                                               -                         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for:
     Investment in Health Strip Solutions, LLC                        $                      -     $             900,000
     Investment in InnoZen, Inc.:
          Current assets, excluding cash                                               584,993                         -
          Property and equipment                                                       471,188                         -
          Goodwill and other intangible assets                                      27,643,918                         -
          Research and development                                                     847,336                         -
          Other assets                                                                  10,583                         -
                                                                      -------------------------
               Total assets                                                         29,558,018                         -
          Liabilities assumed                                                       (1,449,922)                        -
          Liabilities to HealthSport, Inc.                                            (750,000)                        -
                                                                      -------------------------
               Purchase price (net assets acquired)                                 27,358,096                         -
          Common stock issued                                                      (27,374,928)                        -
                                                                      -------------------------
               Cash acquired in excess of cash paid                                     16,832                         -
                                                                      =========================
     Trade names and web site                                                           74,000                         -
     Stock subscriptions receivable                                                    172,754                         -
     Prepaid royalties                                                                 204,000                         -
     Accrued expense                                                                    15,000                         -
     Conversion of convertible notes and accrued interest                                    -                 5,006,281
     Accounts payable                                                                        -                   161,507
     Accounts payable and Idea Management Group, Inc.                                        -                   295,840
Property and equipment acquired with a capital lease                                    99,172                         -


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

NOTE 2: ACQUISITIONS
--------------------

INNOZEN, INC.

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

     Current assets, excluding cash and cash equivalents       $       584,993
     Property and equipment                                            471,188
     Other assets                                                       10,583
     Intangible assets                                              19,102,968
     Goodwill                                                        8,540,950
     Research and development cost                                     847,336
                                                               ---------------
          Total assets                                              29,558,018
     Liabilities assumed                                            (1,449,922)
     Liabilities to HealthSport                                       (750,000)
                                                               ---------------
          Purchase price (net assets acquired)                      27,358,096
     Common stock issued                                           (27,374,928)
                                                               ---------------
          Cash acquired in excess of cash paid                 $        16,832
                                                               ===============

Unaudited pro forma results of operations for the three and nine-month periods ended September 30, 2007 and 2006, as if the Company and InnoZen had been combined as of the beginning of the periods follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                  2007              2006
                                              ------------      ------------

     Net revenues                             $    155,607      $    366,794
     Net loss                                    2,960,938         1,109,686

     Net loss per share, basic and diluted    $      (0.07)     $      (0.06)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                  2007              2006
                                              ------------      ------------


     Net revenues                             $    654,509      $    526,638
     Net loss                                    7,464,949         2,951,565

     Net loss per share, basic and diluted    $      (0.19)     $      (0.15)

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

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have certain proprietary technology for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for patent technology rights, 80% of which is equal to the value of the Company's common stock issued on the date of the transaction. The Company commenced amortization of its total patent costs in July 2006 over seventeen years. The Company will periodically evaluate the unamortized balance of the patent and technology costs and record an impairment loss if warranted.

During December 2006, the Company issued 925,000 shares of its common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of the Company's stock on the acquisition date. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

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

NOTE 3: INVENTORY
-----------------

Inventory at September 30, 2007, consists of the following:

     Raw materials                                             $       246,506
     Work in progress                                                  312,200
     Finished goods                                                    450,392
                                                               ---------------
     Total                                                     $     1,009,098
                                                               ===============

NOTE 4: INTANGIBLE ASSETS
-------------------------

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

The Company's intangible assets consist of the following at September 30, 2007:

Goodwill                                                       $    10,326,948
                                                               ===============

Patent costs and other intangible assets:

     Patent and trade secret costs                             $    19,122,283
     Trademarks                                                      1,188,365
     Client lists                                                      846,000
     Web site costs in progress                                         65,675
                                                               ---------------
       Total                                                        21,222,323
     Accumulated amortization                                         (606,784)
                                                               ---------------
       Net                                                     $    20,615,539
                                                               ===============

NOTE 5: SHARE-BASED PAYMENTS
----------------------------

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method for all stock options issued. SFAS 123R required measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company had no unvested options outstanding prior to July 1, 2006. Stock-based compensation expense recorded for the nine months ended September 30, 2007, includes the estimated expense for stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded the cost of stock options by increasing additional paid-in capital and increasing intrinsic value of common stock options. The deferred intrinsic value of common stock options is being amortized over the period which the awards are expected to be exercised. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2007 (none in the corresponding 2006 period):

     Expected term                                       2-5 years
     Expected volatility                             95.77 to 102.91%
     Expected dividend yield                                0%
     Risk-free interest rate                               4.75%
     Expected annual forfeiture rate                        0%

A summary of option activity as of September 30, 2007, and changes during the nine months then ended is presented below:

                                                                                    WEIGHTED
                                                                 WEIGHTED           AVERAGE           AGGREGATE
                                                                  AVERAGE          REMAINING          INTRINSIC
                                                                 EXERCISE          CONTRACTUAL          VALUE
OPTIONS                                        SHARES              PRICE           TERM (YRS)          ($000)
-------                                        ------              -----           ----------          ------
Outstanding, December 31, 2006                      425,000
  Granted                                         3,540,390
  Exercised                                               -
  Forfeited or expired                                    -
                                         -------------------
Outstanding, September 30, 2007                   3,965,390   $          1.60               2.49   $         4,289
                                         ===================  ================  =================  ================
Exercisable at September 30, 2007                 3,945,390   $          1.60               2.48   $         4,247
                                         ===================  ================  =================  ================

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007, was $1.07 and $1.18 during the 2006 period. No options have been exercised.

As of September 30, 2007, there was $3,383,423 of total unrecognized compensation cost related to share-based option compensation arrangements. The cost is expected to be recognized over a weighted-average period of 27.75 months.

As of September 30, 2007, there were 3,750 warrants with an exercise price of $20 per share which expire in November 2007.

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

                           NON-CASH STOCK COMPENSATION

The intrinsic value of stock option grants and the value of stock grants are being amortized as non-cash stock compensation on a straight-line basis over the relevant period. A summary of the activity follows:

                                               OPTIONS              GRANTS                TOTAL
                                          -------------------  -----------------   -------------------
Balance, December 31, 2006                $          457,190   $        694,521    $        1,151,711
  Grants                                           3,785,845            545,750             4,331,595
  Forfeiture                                               -           (236,250)             (236,250)
  Amortization                                      (859,612)          (686,768)           (1,546,380)
                                          -------------------  -----------------   -------------------
Balance, September 30, 2007               $        3,383,423   $        317,253    $        3,700,676
                                          ===================  =================   ===================

NOTE 6: CAPITAL LEASE OBLIGATION
--------------------------------

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007.

Total minimum lease payments:
     Three months ended December 31, 2007                      $        59,193
     Year ended December 31, 2008                                      236,772
     Year ended December 31, 2009                                       23,352
     Year ended December 31, 2010                                       23,352
     Year ended December 31, 2011                                       23,352
     Year ended December 31, 2012                                       13,622
                                                               ---------------
                                                                       379,643
Amount representing interest                                           (40,575)
                                                               ---------------
Present value of minimum lease payments                                339,068
     Less current obligations                                         (212,700)
                                                               ---------------
Non-current obligations under capital lease                    $       126,368
                                                               ===============

The lease covers equipment with a cost of $617,618 and accumulated depreciation of $129,612 at September 30, 2007.

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

InnoZen leases its facility in Woodland Hills, California pursuant to a non-cancelable agreement which expires on January 1, 2010. InnoZen has the option to extend the term for one additional year. Minimum lease commitments at September 30, 2007 are as follows: 2007 - $31,893; 2008 - $143,700; and 2009 -
$158,828.

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

NOTE 8: RELATED PARTIES
-----------------------

The Company's acting CFO was paid consulting fees of $4,500 and $13,500 during the three and nine months ended September 30, 2007, respectively, and none during 2006.

InnoZen repaid a loan from a principal shareholder of the Company in the amount of $108,285 after it was acquired by the Company.

NOTE 9: GOING CONCERN
---------------------

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. During 2006, the Company acquired Health Strip and Nutraceuticals to obtain the technology for the formulation of certain film strip products. Initially the Company contracted with InnoZen to manufacture the film strip products and acquired InnoZen in early May 2007. Management believes the electrolyte strip products will be a business capable of generating revenues sufficient to fund projected operating expenses and commitments. Since September 30, 2007, the Company has collected $1,126,000 from private placement sales of its common stock and plans to borrow additional funds and also to sell additional common stock in private placement transactions to raise the additional capital required to complete its business plan. However, there can be no assurance that the planned loans, sales of common stock or anticipated sales will provide sufficient funding to develop the Company's current business plan.

As of September 30, 2007, the Company had working capital of $1,084,744 and had incurred losses of $2,960,938 and $6,911,084 (pro forma $7,464,949) during the three and nine months ended September 30, 2007, respectively. In addition, the Company had revenues of $155,607 and $244,214 (pro forma $654,509) during the three and nine months ended September 30, 2007, respectively. The Company began sales of two new products in the fourth quarter, FIX STRIPS(TM) and a lower dose electrolyte strip for children. However, while the Company expects substantial sales growth from these and its other products, it is unlikely sales will generate sufficient cash flow to fund the development of business, projected operating expenses and commitments before 2008.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 10: SUBSEQUENT EVENT
-------------------------

On October 30, 2007, HealthSport, Inc.'s wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York.

On November 16, 2007, the Company completed a non-binding letter of intent ("LOI") with Migami, Inc. ("MIGA") for a potential joint venture to construct two new film strip manufacturing facilities in California and Japan. Terms of the joint venture have not been finalized and those terms outlined in the LOI may be subject to change.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                                PLAN OF OPERATION

During the quarter ended June 30, 2007, we completed our sales and marketing materials for the ENLYTEN(TM) SPORTSTRIPS allowing our sales staff to begin marketing the product to retailers nationwide beginning June 15, 2007. In addition, marketing and packaging materials were completed early in the fourth quarter introducing our two newest products, FIX STRIPS(TM) and a lower dose electrolyte strip for children. Marketing efforts for the saLE of these two products began in August 2007 with deliveries expected to start in the fourth quarter. Due to the seasonal nature of our suppress products, we expect to begin making deliveries to our retailers at the beginning of the fourth quarter of 2007.

                                  GOING CONCERN

We have not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. During 2006, we acquired Health Strip and Nutraceuticals to obtain the technology for the formulation of certain film strip products. Initially we contracted with InnoZen to manufacture the film strip products and acquired InnoZen in early May 2007. Management believes the electrolyte strip products business will become a business capable of generating revenues sufficient to fund projected operating expenses and commitments. Since September 30, 2007, we have collected $1,126,000 from private placement sales of our common stock and plan to borrow additional funds and also to sell additional common stock in private placement transactions to raise the additional capital required to complete our business plan. However, there can be no assurance that the planned loans, sales of common stock or anticipated sales will provide sufficient funding to develop our current business plan.

As of September 30, 2007, we had working capital of $1,084,744 and had incurred losses of $2,960,938 and $6,911,084 (pro forma $7,464,949) during the three and nine months ended September 30, 2007, respectively. In addition, we had revenues of $155,607 and $244,214 (pro forma $654,509) during the three and nine months ended September 30, 2007, respectively. We began sales of two new products in the fourth quarter, FIX STRIPS(TM) and a lower dose electrolyte strip for children. However, while we expect substantial sales growth from these and our other products, it is unlikely sales will generate sufficient cash flow to fund the development of business, projected operating expenses and commitments before 2008.

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

                                     LAWSUIT

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP.

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                    REVENUES

During the three months ended September 30, 2007, we had product sales of $110,473 and revenues from license fees, royalties and services of $45,134, a total of $155,607. There were no sales in the corresponding 2006 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus distribution center costs, freight and shipping supplies.

General and administrative expenses ("G&A") increased to $1,373,358 in the three months ended September 30, 2007, from $176,922 in the 2006 period. We had minimal operations in 2006 until completing the acquisition of Health Strip at the end of March 2006. The major component of the increase is the $979,361 in G&A for the three months InnoZen was included in the consolidated financial statements.

Selling and marketing costs are $670,264 in the three months ended September 30, 2007, as compared to none in the 2006 period. Selling and marketing costs did not commence until the end of 2006. The major components of the 2007 selling and marketing costs include payments on endorsement contracts, minimum royalty payments, research fees and sponsorship fees of $208,394, staff payroll of $164,421, advertising and package development costs of $117,406 and costs associated with initial trade shows, conferences and events of $84,785.

Non-cash compensation expense of $670,264 includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. These agreements were not in place during the 2006 period.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume for InnoZen in the three months it was included in the consolidated financial statements.

Research and development ("R&D") costs include $130,614 in R&D was contract services, supplies, materials and analytical testing costs incurred by InnoZen during the three months it was included in the consolidated financial statements.

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                    REVENUES

During the nine months ended September 30, 2007, we had product sales of $135,058 and revenues from license fees, royalties and services of $109,156, a total of $244,214. There were no sales in the corresponding 2006 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus distribution center costs, freight and shipping supplies.

General and administrative expenses ("G&A") increased to $2,472,485 in the nine months ended September 30, 2007, from $392,982 in the 2006 period. We had minimal operations in 2006 until completing the acquisition of Health Strip at the end of March 2006. The major components of the increase include $1,553,078 in G&A for the five months InnoZen was included in the consolidated financial statements, salaries and wages of $248,295, depreciation and amortization of $87,818, legal and professional fees of $340,154 and travel and entertainment of $91,578.

Selling and marketing costs are $1,652,489 in the nine months ended September 30, 2007, as compared to none in the 2006 period. Selling and marketing costs did not commence until the end of 2006. The major components of the 2007 selling and marketing costs include payments on endorsement contracts, minimum royalty payments, research fees and sponsorship fees of $532,297, staff payroll of $414,385, advertising and package development costs of $270,289 and costs associated with initial trade shows, conferences and events of $201,301.

Non-cash compensation expense of $1,546,380 includes both the amortization of stock grants to employees and stock grants as part of endorsement contracts over the relevant service periods and amortization of the intrinsic value of stock options to both employees and as a part of endorsement contracts.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume for InnoZen in the five months it was included in the consolidated financial statements.

Research and development ("R&D") costs include $847,336 in R&D which was capitalized as a part of the purchase of InnoZen and expensed pursuant to the required method of accounting for R&D. The remaining $173,336 in R&D was contract services, supplies, materials and analytical testing costs incurred by InnoZen during the five months it was included in the consolidated financial statements.

ITEM 3: CONTROLS AND PROCEDURES

A third-party consultant has been retained to communicate to management the disclosures required by reports that are filed under the Exchange Act.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS

(a) Exhibits

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

                                        HEALTHSPORT, INC.



November 19, 2007                       By: /s/ Daniel J. Kelly
                                            -------------------
                                        Daniel J. Kelly, Chief Executive Officer
                                        (Principal Executive Officer)