Form 10-K
period 2007-12-31
Healthsport, Inc.
filed 2008-04-15
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

                    ISSUER'S TELEPHONE NUMBER (716) 691-6763

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.0001 PAR VALUE
                              (TITLE OF EACH CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ]; No [X].

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]; No [X].

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes? [X]; No [_]. Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]
Non-accelerated filer [ ]      Smaller reporting company [X]

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ]; No [X]. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $41,252,289.

As of February 29, 2008, the registrant had outstanding 42,898,397 shares of its common stock, par value of $0.0001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

                                HEALTHSPORT, INC.

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I


                                                                            Page
                                     PART I
Item 1      Business                                                           3
Item 1A     Risk Factors                                                      11
Item 2      Properties                                                        11
Item 3      Legal Proceedings                                                 12
Item 4      Submission of Matters to a Vote of Security Holders               12

                                     PART II
Item 5      Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               13
Item 6      Selected Financial Data                                           15
Item 7      Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                        15
Item 7A     Quantitative and Qualitative Disclosures about Market Risk        20
Item 8      Financial Statements and Supplementary Data                       21
Item 9      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        47
Item 9A(T)  Controls and Procedures                                           47
Item 9B     Other Information                                                 48

                                    PART III
Item 10     Directors, Executive Officers and Corporate Governance            49
Item 11     Executive Compensation                                            52
Item 12     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  56
Item 13     Certain Relationships and Related Transactions,
              and Director Independence                                       58
Item 14     Principal Accountant Fees and Services                            59

                                     PART IV
Item 15     Exhibits and Financial Statement Schedules                        60

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

                                     PART I

ITEM 1:   BUSINESS

                              BUSINESS DEVELOPMENT

HealthSport, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "HealthSport", "we" or "us"), is a holding company, originally incorporated on July 25, 1985 in Delaware, and currently has the following wholly owned subsidiaries:

         o Enlyten, Inc. ("Enlyten"), a Nevada corporation organized on November 28, 2006;
         o Health Strip Solutions, LLC ("Health Strip"), a Nevada limited liability corporation organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;
         o Cooley Nutraceuticals, Inc. ("Nutraceuticals"), a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006;
         o InnoZen, Inc. ("InnoZen"), a Nevada corporation organized on May 30, 2002; acquired on May 4, 2007;
         o Maxx Motorsports, Inc. ("Maxx"), a Delaware corporation acquired on May 15, 2001 and currently inactive;
         o World Championship Poker, Inc. ("Poker"), a Nevada corporation acquired on June 28, 2005 and currently inactive; and
         o Strategic Gaming Consultants, LLC, ("Gaming"), a Nevada limited liability corporation organized on November 8, 2004, and never activated.

On April 24, 2006, we filed a Definitive Information Statement pursuant to
Section 14C which provided that effective May 15, 2006; 1) our name would be changed to HealthSport, Inc.; 2) our issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) our Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by our Board of Directors and in writing by 52.33% of our shareholders on March 31, 2006. Accordingly, effective May 15, 2006, our name was changed to HealthSport, Inc., our shares were reverse-split one for 200 and our Certificate of Incorporation was restated to reflect these amendments. We have made the change in outstanding shares and all references to shares have been retroactively restated for all periods included in this report on Form 10-K.

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

                               INNOZEN ACQUISITION

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

                             BUSINESS OF THE COMPANY

HealthSport is publicly traded on the bulletin board market under the ticker symbol HSPO.OB. HealthSport is focused exclusively on the development, manufacturing, distribution and marketing of edible film strip products containing nutritional supplements and over-the-counter drugs using certain proprietary technology. This technology system provides rapid dissolution and release of active ingredients when the strip comes in contact with saliva in the mouth.

InnoZen was the first company to deliver a drug in an edible film strip and maintains proprietary edible film strip technology pertaining to method of manufacture, including administration of drug and nutritional supplements via its unique bi-layer process. InnoZen has pending patents relating to use and administration of Transmucosal delivery of nutritional supplements and the Patent Cooperation Treaty suggests that we will maintain world-wide novelty of all patents. InnoZen maintains additional trade secrets of product and flavor formulation and manufacture of its film strip products.

Using InnoZen's in-house research, development and manufacturing capabilities, HealthSport has the ability to rapidly formulate and develop new thin film products and other products using various additional oral delivery systems such as gels. As a result, HealthSport anticipates a steady stream of new products to expand the Enlyten brand it is creating. The implementation of HealthSport's sales and marketing models for each product line will play an integral role in creating brand awareness through the application of traditional and non-traditional sales techniques.

In 2008, InnoZen entered into a joint venture agreement with Migami, Inc. and is 52% owner of Pacific Manufacturing Group, LLC ("PMG"), which was formed to build a world-wide regulatory compliant manufacturing facility with cutting edge innovation and stringent quality control, which will be cGMP compliant. Current manufacturing is completed at the InnoZen laboratory and pilot plant in Woodland Hills, California. The new facility is located in Ventura, California and is scheduled for completion in the summer of 2008.

Enlyten was formed to develop, brand, secure domestic and international distribution, launch and market our various product lines through the execution of targeted and strategic marketing plans.

HealthSport and InnoZen have already jointly developed three new products that launched in 2007, including ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) PEDIASTRIPS and FIX STRIPS.

From September 9, 2004 until it was sold to a former CEO of the Company in 2006, the Company operated primarily through Idea Management Group, Inc., a concept development company that internally created projects in the fields of professional sports, motion pictures, publishing, licensed merchandise and other entertainment products.

From May 15, 2001, until operations were discontinued on August 26, 2003, the Company operated through its wholly owned subsidiary Maxx and its wholly owned subsidiary TRAC with plans to develop, own, operate and sanction an automotive racing league designed to provide content for television and tracks.

                                PRODUCT OVERVIEW

Our mission is to be a leader in developing and manufacturing pharmaceutical products in unique and convenient oral delivery formats using science and innovation to improve people's lives. The main method of achieving this is by use of "medicine in a strip"(R) that can be orally ingested. Flavor is an important part of the film strip development process and our team has extensive experience in developing flavors in film strips and has great relationships with numerous international flavor houses.

This goal can be achieved by creatively applying our unique, proprietary knowledge and technology to create unique medicines in a strip that enable drug developers to have an alternative and proprietary method of delivering their existing products, as well as new products, and of extending and expanding their respective market positions, brands, distribution networks and intellectual property.

ENLYTEN(TM) SPORTSTRIPS
-------     -----------

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

Our ENLYTEN(TM) SPORT STRIPS have been tested by Dr. David Berkoff of Duke Sports Medicine's K-Lab and have so far provided positive results. With the patented film strip technology developed by InnoZen and testing completed by Dr. Berkoff, we began marketing ENLYTEN(TM) SPORTSTRIPS in the summer of 2007.

ENLYTEN(TM) PEDIASTRIPS
-------     -----------

We have developed a new product customized to replenish electrolytes and aid in faster and more efficient hydration for children with flue symptoms, vomiting or diarrhea. ENLYTEN(TM) PEDIASTRIPS are a cutting edge technology that delivers essential electrolytes To children without sugar or other non-essential additives. We began marketing PediaStrips in the fourth quarter of 2007.

FIX STRIPS(TM)
----------

FIX STRIPS were developed to provide fast, effective and safe relief for those individuals who incorporate social drinking into their lifestyle. FIX STRIPS are a nutritional supplement that quickly and effectively provides caffeine, electrolytes, antioxidants and other essential vitamins and minerals. We began marketing FIX STRIPS in the fourth quarter of 2007.

ENLYTEN(TM) ENERGY FILM STRIPS
-------     ------------------

We have developed a revolutionary new edible film strip. ENLYTEN(TM) ENERGY film strips are a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants, and other essential vitamins and minerals. Our proprietary formulation is designed to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. We expect to begin marketing ENLYTEN(TM) ENERGY film strips during the summer of 2008.

ENLYTEN(TM) SURVIVAL STRIPS
-------     ---------------

We are currently working with the United States Military to evaluate and test the effectiveness of ENLYTEN(TM) SURVIVAL STRIPS. ENLYTEN(TM) SURVIVAL STRIPS are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds. ENLYTEN(TM) SURVIVAL STRIPS were designed specifically for military personnel as a convenient, light weight, heat stable, effective remedy to fatigue, drowsiness, dehydration and loss of performance during routine and special operations. The strips are being examined in military populations to evaluate their effectiveness in providing energy, increasing alertness, combating dehydration and improving performance in extended operations.

SUPPRESS STRIPS(R)
------------------

InnoZen launched Suppress Cough Strips in 2004 to treat coughs, colds and sore throats. Suppress Cough Strips are available in two formulations: one with Dextromethorphan, and one in an herbal formulation. Both are available for purchase in approximately 10,000 retail outlets in the U.S. The product is carried in numerous leading chain stores such as Rite Aid, Winn Dixie, Drugstore.com, Eckerd, Ralph's and Longs Drugs. InnoZen has also arranged for international distribution of these products.

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

PRODUCTS UNDER DEVELOPMENT
--------------------------

We are currently working on a number of additional products which can be delivered using our bi-layer strip delivery. These include pain relievers, anti-diarrhea, weight-loss, sedatives, vitamin and anti-oxidant products, as well as, animal vitamins and supplements.

                                INDUSTRY OVERVIEW

Oral film strips supplement and can replace traditional capsules and tablets due to their ease of use, discreteness, portability, fast oral delivery, and ability to control dosage (and thus minimize overdosing and/or contraindications of the active ingredients). Film strips have soothing effects in the mouth and throat because of their method of dissolution. The success of Listerine(R) Breath Strips, which achieved more than $500 million in sales since its launch, has demonstrated consumer acceptance and adoption of this new delivery system. Edible film strips have become a popular alternative to lozenges and gum for refreshing breath.

The film strip industry is in its early growth stage and we are currently one of the premier strip manufacturers in the country and have current and prospective substantial market presence and alliances in place. Additional products under development provide us with further upside opportunity.

                              SALES & DISTRIBUTION

To handle all of the sales, marketing, and distribution needs of our various products, we have formed Enlyten as a wholly owned subsidiary. Led by Dan Kelly, Enlyten began marketing and distributing the film strips using all forms of traditional outlets including grocery and drug stores, big box retailers and sporting goods stores. We will also utilize non-traditional avenues such as college bookstores, organizational events and nightclubs.

To further this effort, we have secured the services of a 28 year veteran in sales, Gary Thomas, who will be guiding and directing the Sales Division. His experience with Acosta, the largest food and medicine broker in the U.S., will bring substantial expertise and experience in the sales and distribution of our products. Under Mr. Thomas's supervision, Acosta's North Eastern United States Division recorded $200+ million in annual sales revenue.

On March 11, 2008, we completed a five-year distribution deal with Unico Holdings, Inc. ("Unico"). Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right.

PRODUCT POSITIONING & MARKETING

CLINICAL EXPERTS: The research and development conducted by Dr. David Berkoff and Anthony Seaber, medical doctors and experts in sports medicine at Duke University, and by other clinical experts on the ENLYTEN products will be communicated to other medical experts, coaches and trainers in each field along with the benefits the products have to offer, not only to professional athletes but to individuals as well. Their participation is important to reinforce the scientific verification data by offering their assessments and results with trainers, coaches, athletes, military personnel and the general public. The clinical experts are incorporated into our marketing plans through public relations and product testimonials in medical related materials circulated at trade shows, in medical magazines and on talk shows.

TRADESHOWS / CONFERENCES / EVENTS: Various tradeshows, conferences and opportunities exist where ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) PEDIASTRIPS, FIX STRIPS, ENLYTEN(TM) ENERGY film strips and ENLYTEN(TM) SURVIVAL STRIPS, as well as Suppress and our other products, can be introduced to the general public and to health, fitness, and sports professionals. In fact, it will be important to identify the events that will offer maximum exposure to achieve success and results of the investment to participate in the event, tradeshow or conference.

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

Marketing and creative services will identify the target markets and publications to promote our products through advertisements and product story placements. High profile, nationally circulated newspapers, magazines and product specific publications will be included in the print ad placement schedule, such as (but not limited to) USA TODAY, NEWSWEEK, RUNNER'S WORLD and other publications.

Direct mail will be sent out to conference participants, event sponsors and tradeshow mailing lists. The marketing department will work with the Sports Advisory Council and clinical experts to secure lists of contacts from them to mail materials to individuals and businesses in their circle of influence.

Consumers and retail customers will be mailed information and products, based on researched buying habits in specific markets and retail stores. The direct mail program will support promotional programs, consumer rebate initiatives and other opportunities coinciding with the retail-marketing plan for our brands.

Website advertising opportunities will be researched and developed to place advertising on highly visible Internet sites to extend the branding of HealthSport beyond print and direct mail.

Other developments will be specific to the needs of the product rollout, sales department and direction as given by our corporate executives.

PUBLIC RELATIONS: An integrated public relations program will be developed to launch us across the country as well as internationally. Working with a public relations agency, the customary elements will be created such as press releases, targeted pitch strategies and materials to be sent to the public.

At the conferences or tradeshows, members of the Sports Advisory Council may participate as presenters or attend the conferences. Local media market opportunities will be utilized for on and off-site interviews and related opportunities that will capitalize on the visibility of the conferences or tradeshows.

Additional product placement opportunities will be sought on content specific television shows, both locally and nationally, to provide support to marketing and sales related plans as determined by our corporate leadership.

                                  MANUFACTURING

InnoZen maintains a drug research and development facility and a manufacturing plant in Woodland Hills, California that meets FDA and California certification requirements. This manufacturing facility provides new business opportunities through customized product production and pilot scale runs of film strip products, and the ability to then deliver final product quickly and at reasonable cost. Internal manufacturing enables quicker and more responsive development of new and custom formulations and provides the ability to then promptly fill orders for the new products. The net result is our unique ability to develop and deliver new film strip formulations and products to market faster and more economically.

CUSTOM CUTTING AND PACKAGING: Our cutting and packaging facility can be optimized to meet the specific requirements, and budgets, of our clients. Using high-tech labeling equipment, we offer a range of labeling options, including a tamper resistant seal and full wrap-around application. Technologically advanced blister card machinery enables us to offer retail ready packaging, blister card single and multi-packs and flow-wrap individual products. We also offer a number of innovative packaging solutions, including space saving packaging designs.

CAPACITY AND INVENTORY MANAGEMENT: With its own on-site manufacturing strip facility, InnoZen is in position to manufacture all of the initial requirements for the ENLYTEN(TM) SPORTSTRIPS, ENLYTEN(TM) PEDIASTRIPS, FIX STRIPS, ENLYTEN(TM) ENERGY film strips and ENLYTEN(TM) SURVIVAL STRIPS and both Suppress Cough Strip products for itself and other third party distributors.

The PMG manufacturing facility is located in Ventura, California and is scheduled for completion in the summer of 2008. PMG will produce all of our product as well as 3rd party and private label film strip products. PMG's manufacturing process was developed by InnoZen and will be customized to meet the unique specifications of each client.

Using our own facilities, we can use a just-in-time inventory policy to manufacture only the minimum number of film strips necessary to meet retailers' orders. This reduces the sales and production cycle by several months and reduces cash requirements for inventory.

                              INTELLECTUAL PROPERTY


Patents and pending patent applications seek to protect new technologies we have developed in formulating, developing and manufacturing edible film strip products containing drug actives. Other techniques are protected as trade secrets. These new core technologies include novel methods of manufacturing film strips to create additional stability and to increase the amount of drug actives that can be delivered in a single film strip. We also seek to protect the delivery of the specific drug active ingredients in our edible film strips.

We have filed U.S. and foreign trademark and patent applications to protect product lines and general technology; they rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect proprietary rights. Currently, we have five United States patent applications pending; and we expect to file several more as new products are developed. We have also filed patent applications in several foreign countries and we also own various trademarks, including ENLYTEN, SPORTSTRIPS, RESTORE, SURVIVAL STRIPS, InnoZen, Suppress, and "Medicine in a Strip." Trademark registrations are available upon request.

                                SEGMENT REPORTING

We operate in one reportable segment.

Substantially all of our sales are currently domestic. We anticipate substantial international growth opportunities commencing in 2008.

                                    CUSTOMERS

During 2007, we had one customer which accounted for 14% of consolidated sales.

                                     BACKLOG

The Company currently maintains sufficient inventory to service orders within a short period and does not have a substantial backlog.

                            RESEARCH AND DEVELOPMENT

We have an active and ongoing research effort to develop new products and to make improvements to existing products. We also work with a number of customers to develop strip delivery systems for their products, which is generally reimbursed by the customer.

                                    EMPLOYEES

At December 31, 2007, we had 42 full-time employees and we had four full-time employees at December 31, 2006.

Our employees are not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A: RISK FACTORS

Not applicable.


ITEM 2:  PROPERTIES

The corporate offices are currently maintained in the office of the Company's accountant at no cost to the Company.

Enlyten executed a three-year operating lease which commenced on February 1, 2007 for 2,182 square feet of office space for its staff in Amherst, New York.

InnoZen leases its facility in Woodland Hills, California pursuant to a lease agreement which expires on January 1, 2010, at which time InnoZen has the option to extend the term for an additional year.

The Company leases a facility in Ventura, California which will become the PMG manufacturing facility. The lease commenced December 1, 2007 for seven years and two months until January 31, 2015. The Company has no cost for the lease obligation in January and February 2008 while they are installing the manufacturing equipment and preparing the facility for use.


ITEM 3:  LEGAL PROCEEDINGS

To our knowledge, no legal proceeding is threatened against us.

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP. The case is currently in the early discovery phase with a discover hearing scheduled fOR June 3, 2008.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.0001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The Counter Bulletin Board ("OTCBB") under the symbol "HSPO.OB." Previously we were quoted on the OTCBB under the symbols "ISPO.OB," "TSPT.OB," "LGST," and "RTTK." The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended December 31, 2007. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                          HIGH            LOW
                                                          ----            ---
2007
----
Fourth quarter                                           $ 1.55         $ 0.52
Third quarter                                            $ 2.09         $ 0.95
Second quarter                                           $ 2.45         $ 1.48
First quarter                                            $ 2.99         $ 2.20

2006
----
Fourth quarter                                           $ 2.50         $ 1.50
Third quarter                                            $ 1.50         $  .75
Second quarter                                           $ 4.00         $ 1.05
First quarter                                            $ 8.00         $ 1.60


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

                                     HOLDERS

At February 29, 2008, there were approximately 672 holders of record of our common stock including 11,076,149 shares in the public float.

                                    DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. It is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:


                                     Number of securities to be
                                     issued upon exercise of        Weighted average exercise      Number of securities
                                       outstanding options,           price of outstanding         remaining available
          Plan category                warrants and rights         options, warrants and rights    for future issuance
          -------------                -------------------         ----------------------------    -------------------
Equity compensation plans
  approved by security holders:
     2000 Plan                                    --                         $     --                      15,000
     2006 Plan                             3,605,390                             1.53                   1,394,610
                                          ----------                                                   ----------
                                           3,605,390                         $     --                   1,409,610
                                          ==========                                                   ==========

The Company has two Stock Option Plans; the Stock Option Plan dated in April 2000 and approved in April 2001 (the "2000 Plan") which authorizes the grant of options to purchase an aggregate of 15,000 shares; and the Stock Option Plan dated October 18, 2006 and approved in October 2006 (the "2006 Plan") which authorizes the grant of options to purchase an aggregate of 5,000,000 shares. On August 30, 2007, the Board of Directors authorized formation of a new plan with 4,000,000 shares. This plan has not been completed nor has it been approved by the stockholders. (Collectively the "Plans")

The material features of the Plans, the data for which is summarized under the equity compensation plans approved by security holders in the table above are summarized in Note 10 to the consolidated financial statements that appear in
Item 8.

                     RECENT SALES OF UNREGISTERED SECURITIES

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-QSB filed for each quarter.

During the fourth quarter:
         o We sold 1,087,500 shares for net cash proceeds in the amount of $1,033,125;
         o    We issued 5,000 shares for consulting fees valued at $7,500; and
         o We issued 39,000 shares for accounts payable in the amount of $39,000.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HealthSport is publicly traded on the bulletin board market under the ticker symbol HSPO.OB. HealthSport is focused exclusively on the development, manufacturing, distribution and marketing of edible film strip technology. This technology system provides rapid dissolution and release of active ingredients when the strip comes in contact with saliva in the mouth.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 and 2006, we had current assets of $2,411,410 and $967,636; current liabilities of $2,066,125 and $57,848; and working capital of $345,285 and $909,788, respectively. We incurred a loss of $9,847,000 during 2007, which included depreciation and amortization of $989,167; amortization of non-cash stock compensation of $2,484,042; and acquired research and development expense of $847,336.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of April 8, 2008, $1,000,000 of Migami's contribution has been received by PMG, and the remainder is expected to be received on or before April 30, 2008.

We currently anticipate that our only capital equipment requirements will be in PMG for which the $3 million capital to be contributed by Migami should be adequate to fund PMG's requirements.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PEDIASTRIPS and FIX STRIPS. The alleged tortuous interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our SPORTSTRIPS product, which was our first product to market. PEDIASTRIPS and FIX STRIPS sales did not commence until the fourth quarter and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007 the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to our customers.

On March 11, 2008, we completed a five-year distribution deal with Unico Holdings, Inc. ("Unico"), wherein they will market our PEDIASTRIPS product as well as negotiate for our electrolyte strips to be manufactured for private label usage. Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the larger retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right.

The Unico distribution deal is initially for PEDIASTRIPS and should commence during the third quarter of 2008. We are attempting to establish similar arrangements for our SPORTSTRIPS and FIX STRIPS. In addition, we expect to begin sales of our ENERGY FILM STRIPS and SURVIVAL STRIPS before the end of 2008. The Company is also seeking opportunities to establish film strip products for a number of products which are currently delivered in a different manner, such as liquids and pills. The Company expects this to develop into a large part of its business in the future.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $325,000 per month, excluding the PMG manufacturing operation. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the end of the third quarter of 2008. Based on this time-frame, the Company would need from $2 to $2.5 million to meet its minimum requirements, excluding PMG. The Company has made private placements of its common stock and as of April 10, 2008 had received $610,000 in net proceeds. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


                              RESULTS OF OPERATIONS

                              2007 COMPARED TO 2006

REVENUES
--------
In 2007 we had revenue from product sales of $305,461 and revenue from license fees and royalties of $133,363 for a total of $438,824. In 2006 we had nominal product sales of $1,137. The majority of 2007 was spent refining products and developing the means to distribute them. The 5-year distribution deal with Unico, discussed above, is the first major step and should result in substantial revenue growth commencing in the last half of 2008.

COSTS AND EXPENSES
------------------
Cost of product sold amounted to 75% of net product sales. The gross profit margin of 25% is lower than would be expected due to promotional discounts offered to new customers. Sales are net of discounts of $160,422 (31% of gross sales). This amount should decline substantially in the future as customers begin to reorder without the higher level of promotions.

General and administrative expense ("G&A") amounted to $3,405,508 in 2007 as compared to $590,603 in 2006. In 2007, HealthSport had $963,990 of G&A as compared to $331,198 in 2006. The primary increases were payroll of $279,660; legal, accounting and other professional fees of $173,987; travel and entertainment of $73,946; shareholder communications of $52,949 and insurance of $41,573. Enlyten and Health Strip had G&A costs of $66,426 in 2007 and $270,882 in 2006. The 2007 amount is amortization on Health Strip. The 2006 amount includes $169,873 in consulting services; $34,448 in payroll; and $33,210 in amortization. The ongoing start-up costs in 2006 were included in marketing and selling expense in 2007. Nutraceuticals G&A amounted to $106,094 in 2007, its first year of operation. This includes $53,328 for amortization and $30,501 for payroll. InnoZen's G&A amounted to $2,269,298 for the eight months it was owned in 2007. This amount includes $793,660 in amortization; $653,249 in payroll and taxes; $369,964 in legal, accounting and other professional services; and $164,065 in insurance. With the formation of PMG, the payroll and benefits will be allocated between the two entities. In addition, the legal, accounting and other professional fees should be substantially lower as it includes a two-year audit for periods during which InnoZen had very limited accounting staff.

Marketing and selling expense ("M&S") amounted to $2,427,980 in 2007 and none during the initial start-up in 2006. The more significant components of M&S expenses are: professional fees of $554,213, which includes endorsement and sponsorship fees of $455,990; payroll expenses of $573,325; advertising expense of $654,852, including events and trade shows; and travel costs of $58,277. Endorsements and sponsorship fees were substantially eliminated when we redirected our marketing plan in another direction at the end of 2007. Payroll costs will also be lower in 2008 as we have attempted to increase our product sales through existing distributors rather than have substantial direct sales.

Non-cash compensation amounted to $2,484,042 in 2007 as compared to $119,625 in 2006. This includes $1,536,423 in amortization of the intrinsic value of common stock options and $947,619 in amortization of common stock awards to employees, which are being amortized over the expected period of service.

Manufacturing costs amounted to $617,665 in 2007 for the eight months we owned InnoZen. This represents the manufacturing costs not absorbed in inventory and should be substantially eliminated when the manufacturing volume increases. These costs will be on PMG for most of 2008.

Research and development costs amounted to $1,175,450 in 2007 for the eight months we owned InnoZen. This includes $847,336 in research and development cost which was acquired in the acquisition of InnoZen. The remainder is primarily testing services incurred in product development.

OTHER (INCOME) EXPENSE
----------------------
Interest expense declined substantially in 2007 and is primarily the interest on capital leases on InnoZen. All notes in the Company in 2006 were converted into common stock by the end of 2006.

The beneficial conversion feature related to a $500,000 loan in 2006 that was immediately convertible into common stock. Accordingly, the beneficial conversion feature was expensed when the note was funded.

Interest income increased to $72,481 from $8,137, primarily due to higher average cash balances during the year.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for us. We are currently evaluating the impact of adopting SFAS 160.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

Enlyten has an operating lease for its office in Amherst, New York. The lease is for a three-year term beginning on February 1, 2007, expiring January 31, 2010 and covers 2,182 square feet.

InnoZen leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option.

The Company leases a new manufacturing facility in Ventura, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. No rent is due for January and February 2008 while the Company is working on equipment installation. This is the planned facility to be occupied by PMG.


TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                     Payments due by Period (000's)
                             --------------------------------------------------
                             Total    Year 1   Year 2-3   Year 4-5  Over 5 years
                             ------   ------   --------   --------   ----------
Operating lease obligations:
  Enlyten office lease       $   61   $   29   $     32   $     --   $       --
  InnoZen facility              303      144        159
  PMG facility                1,401      157        389        408          447
                             ------   ------   --------   --------   ----------
                              1,765      330        580        408          447
                             ======   ======   ========   ========   ==========
Capital lease obligations:
  InnoZen equipment             213      213         --         --           --
  InnoZen software              107       23         47         37           --
                             ------   ------   --------   --------   ----------
                             $  320   $  236   $     47   $     37   $       --
                             ======   ======   ========   ========   ==========


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS

The Consolidated Financial Statements of HealthSport, Inc. and Subsidiaries together with the report thereon of Creason & Associates, P.L.L.C. for the years ended December 31, 2007 and 2006, is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                      22
Consolidated Balance Sheets                                                  23
Consolidated Statements of Operations                                        24
Consolidated Statements of Stockholders' Equity (Deficit)                    25
Consolidated Statements of Cash Flows                                        26
Notes to Consolidated Financial Statements                                   28

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
HealthSport, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HealthSport, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSport, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that HealthSport, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, HealthSport, Inc. has established its business of manufacturing and sale of electrolyte strips. However, there can be no assurance that the Company can obtain sufficient revenues to fund its operations and commitments or will be able to obtain sufficient funding to conduct its business plan. These conditions raise substantial doubt about HealthSport, Inc.'s ability to continue as a going concern. Management's plans regarding these matters are also described in Note
14. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


                                             /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
April 11, 2008

HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
                                                               2007            2006
                                                           ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $    167,323    $    318,144
  Accounts receivable (less allowance of $2,000 in 2007)        107,312              --
  Stock subscription receivable                                  22,500         250,000
  Inventory                                                   1,402,530         145,742
  Prepaid expenses and other assets                             711,745           3,750
  Note receivable - InnoZen, Inc.                                    --         250,000
                                                           ------------    ------------
     Total current assets                                     2,411,410         967,636
                                                           ------------    ------------
Property and equipment, net                                     636,370              --
Patent costs and other intangible costs, net                 20,308,545       1,898,506
Goodwill, net                                                10,326,948       1,785,998
Deposits                                                         21,524              --
                                                           ------------    ------------
          Total assets                                     $ 33,704,797    $  4,652,140
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  1,037,172    $     47,189
  Accrued expenses                                              114,903          10,659
  Current portion of capital lease obligations                  217,954              --
  Deferred revenue                                              696,096              --
                                                           ------------    ------------
     Total current liabilities                                2,066,125          57,848
                                                           ------------    ------------
Capital lease obligations, less current portion                  70,963              --
                                                           ------------    ------------
          Total liabilities                                   2,137,088          57,848
                                                           ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized
     2,000,000 shares no shares issued and outstanding               --              --
  Common stock: $.0001 par value; authorized
     500,000,000 shares; 42,898,397 and 19,331,945
     shares issued and outstanding at December
     31, 2007 and 2006, respectively                              4,290           1,933
  Additional paid-in capital                                 67,980,373      29,452,595
  Intrinsic value of common stock options                    (2,860,229)     (1,151,711)
  Common stock warrants                                              --           1,200
  Accumulated deficit                                       (33,556,725)    (23,709,725)
                                                           ------------    ------------
     Total stockholders' equity                              31,567,709       4,594,292
                                                           ------------    ------------
          Total liabilities and stockholders' equity       $ 33,704,797    $  4,652,140
                                                           ============    ============

See accompanying notes to consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                               2007            2006
                                                           ------------    ------------
REVENUE
  Product sales                                            $    305,461    $      1,137
  License fees, royalties and services                          133,363              --
                                                           ------------    ------------
     TOTAL REVENUES                                             438,824           1,137
                                                           ------------    ------------

COSTS AND EXPENSES:
  Cost of product sold                                          228,933             548
  General and administrative expenses                         3,405,808         590,603
  Marketing and selling expense                               2,427,980              --
  Non-cash compensation                                       2,484,042         119,625
  Manufacturing costs                                           617,665              --
  Research and development cost                               1,175,450              --
  Asset impairments and abandonments                                 --           1,491
                                                           ------------    ------------
     TOTAL COSTS AND EXPENSES                                10,339,878         712,267
                                                           ------------    ------------
        LOSS FROM OPERATIONS                                 (9,901,054)       (711,130)
OTHER (INCOME) EXPENSE:
  Interest expense                                               18,427         424,802
  Beneficial conversion feature of convertible debenture             --         400,000
  Interest income                                               (72,481)         (8,137)
                                                           ------------    ------------
     Other (income) expense, net                                (54,054)        816,665
                                                           ------------    ------------
     NET LOSS BEFORE MINORITY INTEREST                       (9,847,000)     (1,527,795)
                                                           ------------    ------------
          MINORITY INTEREST                                          --          89,748
                                                           ------------    ------------
          NET LOSS                                         $ (9,847,000)   $ (1,617,543)
                                                           ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED                      $      (0.28)   $      (0.32)
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                          34,594,588       4,989,225
                                                           ============    ============

See accompanying notes to consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2007 and 2006
                                                                                         INTRINSIC
                                                                                         VALUE OF
                                                              ADDITIONAL    COMMON        COMMON
                                       COMMON STOCK            PAID-IN      STOCK          STOCK       ACCUMULATED
                                  SHARES          PAR          CAPITAL     WARRANTS       OPTIONS        DEFICIT          TOTAL
                               ------------   -----------   ------------   ---------    -----------    ------------    ------------
Balance, December 31, 2005          657,288   $        66   $ 17,421,758   $   1,200    $        --    $(22,271,678)   $ (4,848,654)
Common stock issued for:
  Acquisition of Health
     Strip Solutions              1,425,000           143      2,771,107          --             --              --       2,771,250
  Acquisition of Cooley
     Nutraceuticals                 375,000            37        806,213          --             --              --         806,250
  Settlement and sale of
     Idea Management Group           65,000             6        295,834          --             --              --         295,840
  Convertible debentures         14,879,574         1,488      5,521,867          --             --              --       5,523,355
  Acounts payable                   741,000            74        151,385          --             --              --         151,459
  Services                          389,083            39        781,675          --       (768,500)             --          13,214
  Cash proceeds                     550,000            55        549,945          --             --              --         550,000
  Stock subscription                250,000            25        249,975          --             --              --         250,000
Beneficial conversion
  feature of convertible
  notes payable                          --            --        400,000          --             --              --         400,000
Common stock options                     --            --        502,836          --       (502,836)             --              --
Amortize intrinsic value of
  common stock options                   --            --             --          --        119,625              --         119,625
Net loss                                 --            --             --          --             --      (1,438,047)     (1,438,047)
                               ------------   -----------   ------------   ---------    -----------    ------------    ------------
Balance, December 31, 2006       19,331,945         1,933     29,452,595       1,200     (1,151,711)    (23,709,725)      4,594,292
Common stock issued for:
  Acquisition of InnoZen, Inc.   18,249,952         1,825     27,373,103          --             --              --      27,374,928
  Cash proceeds                   4,951,500           495      6,542,550          --             --              --       6,543,045
  Stock subscription                 15,000             2         22,498          --             --              --          22,500
  Stock awards                      115,000            11        316,989          --             --              --         317,000
  Roayalty agreements               136,000            14        203,986          --             --              --         204,000
  Fix website and tradename          50,000             5         73,995          --             --              --          74,000
  Accounts payable                   49,000             5         53,995          --             --              --          54,000
Common stock warrants                    --
  expired                                --            --          1,200      (1,200)            --              --              --
Intrinsic value of common
  stock options:
     Granted                             --            --      3,939,462          --     (3,939,462)             --              --
     Amortization                        --            --             --          --      1,536,423              --       1,536,423
     Reclassify unamortized
        stock awards                     --            --             --          --        694,521              --         694,521
Net loss                                 --            --             --          --             --      (9,847,000)     (9,847,000)
                               ------------   -----------   ------------   ---------    -----------    ------------    ------------
Balance, December 31, 2007       42,898,397   $     4,290   $ 67,980,373   $      --    $(2,860,229)   $(33,556,725)   $ 31,567,709
                               ============   ===========   ============   =========    ===========    ============    ============

See accompanying notes to consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                             2007           2006
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(9,847,000)   $(1,617,543)
  Adjustment to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                           989,167         16,605
      Amortization of non-cash stock compensation                           2,484,042        119,625
      Acquired research and development cost                                  847,336             --
      Common stock issued for services                                             --         13,214
      Beneficial conversion feature of convertible promissory note                 --        400,000
      Minority interest                                                            --         89,748
      Asset impairments                                                            --          1,491
    Change in assets and liabilities:
      Accounts receivable                                                     (90,654)            --
      Inventory                                                              (955,436)      (145,742)
      Prepaid expenses and other assets                                      (300,075)        12,389
      Accounts payable                                                        694,573        193,039
      Accrued expenses                                                        205,886        433,970
                                                                          -----------    -----------
          Net cash used in operating activities                            (5,972,161)      (483,204)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans to InnoZen, Inc. prior to acquisition                                (500,000)      (250,000)
  Cash received in excess of cash paid in acquisition of InnoZen, Inc.         16,832             --
  Legal fees associated with acquisition of Cooley Neutracuticals, Inc.       (15,811)            --
  Acquisition of property and equipment                                      (325,585)            --
                                                                          -----------    -----------
            Net cash used in investing activities                            (824,564)      (250,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                    --        500,000
  Collect stock subscription receivable                                       250,000             --
  Capital lease payments                                                      (38,856)            --
  Loan repayment- related party                                              (108,285)            --
  Sale of common stock                                                      6,543,045        550,000
                                                                          -----------    -----------
             Net cash provided by financing activities                      6,645,904      1,050,000
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (150,821)       316,796
CASH AND CASH EQUIVALENTS, beginning of year                                  318,144          1,348
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                    $   167,323    $   318,144
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.


HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                          2007            2006
                                                      ------------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                            $     18,427    $       --
  Income taxes                                                  --            --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
  Prepaid royalty agreements                          $    204,000    $       --
  Fix website and tradename                                 74,000            --
  Stock subscription                                        22,500            --
  Investment in Health Strip Solutions, LLC                     --     2,771,250
  Investment in Cooley Nutraceuticals, Inc.                     --       806,250
  Convertible notes and accrued interest                        --     5,523,355
  Accounts payable                                          54,000       151,459
  Accounts payable and Idea Management Group, Inc.              --       295,840
Value of common stock options granted                           --       502,836
Cancellation of common stock warrants                        1,200            --
Acquisition of InnoZen, Inc.
          Current assets, excluding cash                   584,993            --
          Property and equipment                           471,188            --
          Goodwill and other intangible assets          27,643,918            --
          Research and development                         847,336            --
          Other assets                                      10,583            --
                                                      ------------
               Total assets                             29,558,018            --
          Liabilities assumed                           (1,449,922)           --
          Liabilities to HealthSport, Inc.                (750,000)           --
                                                      ------------
               Purchase price (net assets acquired)     27,358,096            --
          Common stock issued                          (27,374,928)           --
                                                      ------------
               Cash acquired in excess of cash paid         16,832            --
                                                      ============

See accompanying notes to consolidated financial statements.


                                       27

HEALTHSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries, Enlyten, Inc. ("Enlyten"), InnoZen, Inc. ("InnoZen"), Health Strip Solutions, LLC ("Health Strip"), Cooley Nutraceuticals, Inc. ("Nutraceuticals"), World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx") and Maxx's wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC"), collectively referred to as "the Company," "we," "us," or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. Development of the Company's film strip product containing electrolytes represents the principal continuing operations of the Company.

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

ORGANIZATION
         HealthSport was originally incorporated on July 25, 1985 in Delaware, and currently has the following wholly owned subsidiaries:

              o    Enlyten, a Nevada corporation organized on November 28, 2006;
              o Health Strip, a Nevada limited liability corporation organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;
              o Nutraceuticals, a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006;
              o InnoZen, a Nevada corporation organized on May 30, 2002; acquired on May 4, 2007;
              o Maxx, a Delaware corporation acquired on May 15, 2001 and currently inactive;
              o Poker, a Nevada corporation acquired on June 28, 2005 and currently inactive; and
              o Gaming, a Nevada limited liability corporation organized on November 8, 2004, and never activated.

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

         Nutraceuticals holds the proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. Nutraceuticals has also designed a formulation which includes caffeine, electrolytes, antioxidants and other essential vitamins and minerals which is designed specifically for fast, effective and safe relief for those individuals who incorporate social drinking in their lifestyle.

         On June 28, 2005, the Company acquired Poker. The Company initiated sales of a proprietary fantasy football format during September 2005 and believed it had completed the development stage on that date. However, as a result of the late start in marketing the program, the Company returned all fees collected and cancelled the season. The Company then re-instituted the development stage for its businesses from the original inception date of September 9, 2004. While the Company may elect to operate the fantasy football program for the 2008 or later season, the principal focus of the Company will be on development, marketing and distribution of the electrolyte strip products. The Company impaired the goodwill associated with Poker to the $50,000 amount which was determined to be the fair value of the investment at December 31, 2005. No additional impairment was considered necessary at December 31, 2007.

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

REVENUE RECOGNITION
         Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. At December 31, 2007, the Companies had $512,500 in deferred license fee revenue and $183,596 received on product orders which have not shipped. The deferred license fee revenue will be recognized when earned and the product revenue will be recognized when the product is shipped.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

INVENTORY
         Inventories consist of finished electrolyte strip products, work-in-process and raw materials, and are stated at the lower of average cost or market.

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

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123(R) in the 1st quarter of 2006. Thus, the Company's financial statements reflected an expense for
         (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant-date estimated fair value. The Company had no unvested options outstanding on January 1, 2006, and the option and stock awards granted during 2006 were included in the financial statements as required by SFAS 123(R).

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

EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2007 and 2006, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

FAIR VALUE DETERMINATION
         Financial instruments consist of cash, marketable securities, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

GOODWILL, PATENT COSTS AND OTHER INTANGIBLE COSTS
         The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

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

SHIPPING AND HANDLING COSTS
         Shipping and handling costs are reported in selling and marketing costs in the accompanying consolidated statements of operations. These costs amounted to $28,017 in 2007 and none in 2006.

ADVERTISING COSTS
         The Company expenses advertising costs as incurred. The Company recorded advertising costs of $740,985 and $26,721 for the years ended December 31, 2007 and 2006, respectively.

RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2:  ACQUISITIONS
         ------------

INNOZEN, INC.
-------------

On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations, in exchange for 18,249,952 shares of the Company's common stock. In accordance with Delaware General Corporate Law and pursuant to the terms and conditions of the Merger Agreement, Acquisition Sub was merged with and into InnoZen, after which, InnoZen became the Company's wholly owned subsidiary and continues as the surviving corporation and the separate existence of Acquisition Sub ceased. Subsequently, InnoZen re-domiciled in Nevada.

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

         Current assets, excluding cash and cash equivalents       $    584,993
         Property and equipment                                         471,188
         Other assets                                                    10,583
         Intangible assets                                           19,102,968
         Goodwill                                                     8,540,950
         Research and development cost                                  847,336
                                                                   ------------
              Total assets                                           29,558,018
         Liabilities assumed                                         (1,449,922)
         Liabilities to HealthSport                                    (750,000)
                                                                   ------------
              Purchase price (net assets acquired)                   27,358,096
         Common stock issued                                        (27,374,928)
                                                                   ------------
              Cash acquired in excess of cash paid                 $     16,832
                                                                   ============

Unaudited pro forma results of operations for the years ended December 31, 2007 and 2006, as if the Company and InnoZen had been combined as of the beginning of the periods follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                     2007              2006
                                                 ------------      ------------
Net revenues                                     $    849,119      $    823,937
Net loss                                          (10,400,865)       (3,571,337)

Net loss per share, basic and diluted            $      (0.26)     $      (0.15)

The audited financial statements for InnoZen, Inc. for the two years ended December 31, 2006 are included as an exhibit to Form 8-K/A dated May 4, 2007 and filed on September 20, 2007.

HEALTH STRIP

On March 29, 2006, the Company entered into a Unit Purchase Agreement with the majority of the unit holders of Health Strip to acquire 80% of Health Strip in exchange for 500,000 shares of the Company's common stock. Health Strip, in conjunction with InnoZen, holds certain proprietary technology and trade secrets for the formulation of a film strip product containing electrolytes to replenish the body while under physical stress (the "electrolyte strip"). Health Strip had contracted with InnoZen to manufacture its electrolyte strip product prior to its acquisition on May 4, 2007.

At the time it was acquired, Health Strip did not have any tangible assets or liabilities, but it did have the trade secret for an electrolyte replenishment system and the rights to file for a patent of this process. Accordingly, Health Strip recorded $1,125,000 as an intangible asset for trade secret costs, 80% of which is equal to the value of the Company's common stock issued on the date of the transaction. The Company commenced amortization of its total trade secret costs in July 2006 over seventeen years. The Company will periodically evaluate the unamortized balance of the trade secret costs and record an impairment loss if warranted.

During December 2006, the Company issued 925,000 shares of its common stock to acquire the remaining 20% of Health Strip, which was valued at $1,871,250, based upon the trading price of the Company's stock on the acquisition date. This amount was reduced by the book value of the associated minority interest of $135,252 and the resulting $1,735,998 was recorded as goodwill.

NUTRACEUTICALS

On December 6, 2006, the Company issued 375,000 shares of its common stock to acquire 100% of Nutraceuticals. At the time it was acquired, Nutraceuticals had a receivable for $3,750 and did not have any liabilities, but it did have certain proprietary technology and trade secrets for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceuticals has designed the Company's formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. This transaction was recorded based upon the trading price of the Company's common stock on the date of the purchase and the resulting $806,250 was allocated $3,750 to accounts receivable and $802,500 to an intangible asset for trade secret costs. The Company commenced amortization of the trade secret costs over seventeen years, the life in January 2007. The Company will periodically evaluate the unamortized balance of the trade secret costs and record an impairment loss if warranted.

In June 2007, the Company issued 50,000 shares of its common stock, valued at $74,000, and a warrant to acquire 50,000 shares of its common stock at $2.25 per share to acquire the trade name for HANGOVER FIX(R), FIX STRIPS(TM) and the website and related domain names.

                               INACTIVE OPERATIONS

POKER
-----
On June 28, 2005, the Company issued 19,250 shares of its common stock, which were valued at $295,544 using the Black-Scholes valuation model, to acquire Poker, whose principal asset is the rights to a proprietary fantasy football format, with the working title, Vegas Roll'em(TM) Fantasy Football ("Vegas Roll'em"). Poker recorded the investment of $295,544 as goodwill. While the CompaNY may still pursue the project for the 2008 season or later, its principal focus is on the electrolyte strip products. The Company elected to impair its investment in the goodwill associated with Poker to the $50,000 amount determined to be the fair value of the investment at December 31, 2005. The Company believes no additional impairment is required at December 31, 2007.

IMGI
----
On September 9, 2004, the Company acquired all of the issued and outstanding common stock of IMGI in exchange for warrants to acquire 75,000 shares of its common stock at an exercise price of $20 per share. IMGI is a South Carolina corporation organized on July 28, 2004 and had no prior operations. This transaction was valued at $1,200, which was the amount the sellers of IMGI paid for IMGI's common stock. The warrants expired in 2007.

Effective August 29, 2006, the Company issued 65,000 shares of its common stock to a former CEO of the Company and transferred the stock of IMGI, including liabilities of $295,840 to the former CEO. The liabilities included $291,913 which the former CEO claimed was due to him and affiliates for costs advanced in the original formation of IMGI.

GAMING
------
On October 27, 2004, the Company acquired all of the issued and outstanding memberships of Gaming in exchange for warrants to acquire 3,750 shares of its common stock at an exercise price of $20 per share. Gaming had no prior operations and had no assets. Accordingly, the transaction was recorded with no value. Gaming has never been activated. The warrants expired in 2007.

NOTE 3:  INVENTORY
         ---------

Inventory at December 31, 2007 and 2006, consists of the following:

                                                      2007               2006
                                                   ----------         ----------
         Raw materials                             $  395,239         $       --
         Work in progress                             169,016                 --
         Finished goods                               838,275            145,742
                                                   ----------         ----------

         Total                                     $1,402,530         $  145,742
                                                   ==========         ==========


NOTE 4:  NOTE RECEIVABLE - INNOZEN, INC.
         -------------------------------

On December 26, 2006, the Company loaned InnoZen $250,000 pursuant to the letter of intent to acquire InnoZen executed on December 20, 2006. The loan was interest free for a term of 210 days. An additional $500,000 was loaned to InnoZen by May 4, 2007 and upon completion of the acquisition on that date, the loan became a part of the intercompany balance which eliminates in consolidation.


NOTE 5:  PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment at December 31, 2007 consists of the following (none at December 31, 2006):

                                                                     SUBJECT TO
                                                                      CAPITAL
                                                         TOTAL         LEASE
                                                     ------------   -----------
         Office furniture and equipment              $     83,393   $        --
         Computer software                                101,150        99,172
         Manufacturing equipment                          487,578       416,695
         Leasehold improvements                            39,561        38,880
                                                     ------------   -----------
                                                          711,682       554,747
         Accumulated depreciation                         (75,312)      (55,683)
                                                     ------------   -----------
                                                     $    636,370   $   499,064
                                                     ============   ===========


NOTE 6:  INTANGIBLE ASSETS
         -----------------

The Company accounts for goodwill and intangible assets in accordance with SFAS
142. Goodwill and other intangible assets are tested annually, at a minimum, for impairment. Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to our formulations and are being amortized over seventeen years. Trademarks represent the cost of acquired trademarks, which are not being amortized. Client lists represents the cost of acquired client lists which are being amortized over five years.

The Company's intangible assets consist of the following at December 31, 2007 and 2006:

                                                         2007           2006
                                                     ------------   -----------
         Patent costs and other intangible assets:
              Patent and trade secret costs          $ 19,155,124   $ 1,931,716
              Trademarks                                1,188,365            --
              Client lists                                846,000            --
              Web site                                     65,675            --
                                                     ------------   -----------
                                                       21,255,164     1,931,716
              Accumulated amortization                   (946,619)      (33,210)
                                                     ------------   -----------
                   Net                               $ 20,308,545   $ 1,898,506
                                                     ============   ===========

         Goodwill                                    $ 10,326,948   $ 1,785,998
                                                     ============   ===========

At December 31, 2007, accumulated amortization includes $828,176 for patent and trade secret costs, $112,800 for client lists and $5,643 for web site costs. At December 31, 2006, all accumulated amortization is for patent and trade secret costs.

NOTE 7:  CAPITAL LEASES
         --------------

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. In 2007, the Company entered into a five year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (none at December 31, 2006).

Total minimum lease payments:
     Year ended December 31, 2008                                     $ 236,772
     Year ended December 31, 2009                                        23,352
     Year ended December 31, 2010                                        23,352
     Year ended December 31, 2011                                        23,352
     Year ended December 31, 2012                                        13,622
                                                                      ---------
                                                                        320,450
Amount representing interest                                            (31,533)
                                                                      ---------
Present value of minimum lease payments                                 288,917
     Less current obligations                                          (217,954)
                                                                      ---------
Non-current obligations under capital lease                           $  70,963
                                                                      =========

The leases cover equipment and software with a cost of $554,747 and accumulated depreciation of $55,683 at December 31, 2007.


NOTE 8:  CONVERTIBLE PROMISSORY NOTES
         ----------------------------

Activity in convertible promissory notes for the year ended December 31, 2006 is as follows (none at December 31, 2007):

                                                                       Accrued
                                                 Principal            Interest
                                                -----------         -----------
Balance, January 1, 2006                        $ 4,530,309         $    68,244
Loan proceeds                                       500,000                  --
Accrued interest                                         --             424,802
Converted to common stock                        (5,030,309)           (493,046)
                                                -----------         -----------
Balance, December 31, 2006                      $        --         $        --
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

NOTE 9:  INCOME TAXES
         ------------

HealthSport has not recorded a deferred tax benefit or expense for the years ended December 31, 2007 and 2006, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                       2007            2006
                                                   ------------    ------------
"Normally expected" income tax benefit             $  3,348,000    $    549,900
Increase (decrease) in taxes resulting from:
   State income taxes net of federal income
     tax benefit                                        325,000          53,400
   Nondeductible meals and entertainment                 (8,400)           (200)
   Valuation allowance                               (3,664,600)       (603,100)
                                                   ------------    ------------
      Actual income tax expense                    $         --    $         --
                                                   ============    ============

The net deferred taxes at December 31, 2007 and 2006 are comprised of the following:

Net operating loss carryforward                    $ 14,321,900    $ 10,657,300
Start-up cost carryforward                              827,600         827,600
                                                   ------------    ------------
                                                     15,149,500      11,484,900
Valuation allowance                                 (15,149,500)    (11,484,900)
                                                   ------------    ------------
Net deferred tax asset                             $         --    $         --
                                                   ============    ============

HealthSport has available unused net operating loss carryforwards and capitalized start-up costs of $40,456,000 which will expire in various periods from 2008 to 2027, some of which may be limited as to the amount available on an annual basis.


NOTE 10: COMMON STOCK OPTIONS AND WARRANTS
         ---------------------------------

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

A summary of stock option activity under the Plans during the years ended December 31, 2007 and 2006 is as follows.

                                            2007                    2006
                                   ---------------------  ----------------------
                                                 Weighted               Weighted
                                                 average                average
                                                 exercise               exercise
                                     Shares       price     Shares       price
                                   ----------   --------  ----------  ----------
Outstanding, beginning of year        100,000   $   2.25       7,500  $   200.00

     Granted                        3,505,390       1.51     100,000        2.25
     Exercised                             --      --             --       --
     Forfeited/expired                     --      --         (7,500)     200.00

                                   ----------             ----------
Outstanding, end of year            3,605,390   $   1.53     100,000  $     2.25
                                   ==========             ==========
Options exercisable at year end     3,585,390   $   1.53     100,000  $     2.25
Shares available for grant          1,409,610              4,915,000


In addition, as of December 31, 2007 and 2006, fully-vested options to acquire 510,000 shares and 325,000 shares of the Company's common stock were outstanding at an average exercise price of $2.07 and $1.86, respectively. These options were granted to consultants and are not issued pursuant to the Plans.

On September 9, 2004, the Company issued 75,000 warrants to acquire its common stock at $20, to acquire IMGI. The warrants expired on August 31, 2007.

On November 15, 2004, the Company issued 3,750 warrants to acquire its common stock at $20, to acquire Gaming. The warrants expired on November 15, 2007.

Data concerning stock options at December 31, 2007 and 2006 follows:

                               Options Outstanding
                              ---------------------
                                         Weighted-
                                          Average        Number
                               Number   Remaining          of
                                 of     Contractual      Options
           Exercise Price     Options   Life (years)  Exercisable
           --------------     -------   ------------  -----------

                       Year ended December 31, 2007
          --------------------------------------------------------
              $0-1.10          100,000      1.70        100,000
            $1.36-1.50       2,980,390      2.37      2,980,390
            $2.20-2.41         975,000      1.91        975,000
            $2.50-2.70          60,000      3.33         40,000

                       Year ended December 31, 2006
          ------------------------------------------------------
            $ 1.10             100,000      2.75        100,000
              2.20             225,000      2.65        225,000
              2.25             100,000      2.83        100,000


The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2007 and 2006:

                                                           2007         2006
                                                           ----         ----

                  Expected term                          1-5 years    2-3 years
                  Expected average volatility             103.77%      146.12%
                  Expected dividend yield                   0%           0%
                  Risk-free interest rate                  4.75%        4.75%
                  Expected annual forfeiture rate           0%           0%


NOTE 11: STOCKHOLDERS' EQUITY
         --------------------

PREFERRED STOCK--The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2007, no preferred stock was issued or outstanding.

A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over HealthSport's common stock as well as any other classes of stock established by HealthSport.

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2007, 42,898,397 shares were issued and outstanding.

REVERSE-SPLIT OF COMMON STOCK - Effective May 15, 2006, pursuant to shareholder approval the Company's shares were reverse-split one share for each 200 shares outstanding.

INTRINSIC VALUE OF COMMON STOCK OPTIONS - Intrinsic value of common stock options includes the computed fair value of the compensation element of common stock options for employees, consultants and directors. This cost is being amortized over the average expected exercise period.

COMMON STOCK TRANSACTIONS - 2007
--------------------------------

         o 18,249,952 shares of common stock were issued to acquire 100% of InnoZen, which was valued at $27,374,928;
         o 4,951,500 shares of common stock were issued for net cash proceeds of $6,543,045;
         o 15,000 shares of common stock were issued for a stock subscription receivable of $22,500 which was collected in January 2008;
         o 115,000 shares of common stock were issued to employees and consultants as stock awards valued at $317,000;
         o 136,000 shares of common stock were issued for royalty agreements valued at $204,000;
         o 50,000 shares of common stock were issued for the Fix website and tradenames, valued at $74,000;
         o 49,000 shares of common stock were issued for accounts payable in the amount of $54,000.


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

NOTE 12: RELATED PARTY TRANSACTIONS
         --------------------------

2007 TRANSACTIONS
-----------------

InnoZen repaid a loan to a principal shareholder and affiliate in the amount of $108,285 after the acquisition of InnoZen was completed.

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


NOTE 13: COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office.

InnoZen leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option.

The Company leased a new manufacturing facility in Ventura, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. No rent is due for January and February 2008 while the Company is working on equipment installation. This is the facility which PMG will occupy and the rent should be paid by PMG.

Future minimum lease payments for operating leases are: 2008 - $330,000; 2009 - $381,000; 2010 - $199,000; 2011 - $202,000; 2012 - $206,000; and thereafter -
$447,000.

The Company has the following royalty agreements:

         1. Royalty agreement expiring October 31, 2008 of 0.5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $18,000 and maximum of $75,000;
         2. Royalty agreement expiring October 31, 2008 of 0.5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $15,000 and maximum of $50,000;
         3. Royalty agreement for an indefinite period of 0.5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $36,000 and maximum of $100,000;
         4. Royalty agreement for an indefinite period of 1.0% of the first $100,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS and 0.5% of the next $150,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS.
         5. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the FIX STRIPS and ENLYTEN(TM) ENERGY strips and 0.5% of the next $80,000,000 in sales of the FIX STRIPS and ENLYTEN(TM) ENERGY strips.

The Company had agreements in place for racing car design and construction, team sales brokerage and broadcasting which were not formally terminated when the Company discontinued these operations. The Company does not expect any additional liability from these agreements.


NOTE 14: GOING CONCERN
         -------------

At December 31, 2007 and 2006, we had current assets of $2,411,410 and $967,636; current liabilities of $2,066,125 and $57,848; and working capital of $345,285 and $909,788, respectively. We incurred a loss of $9,847,000 during 2007, which included depreciation and amortization of $989,167; amortization of non-cash stock compensation of $2,484,042; and acquired research and development expense of $847,336.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of April 8, 2008, $1,000,000 of Migami's contribution has been received by PMG and the remainder is expected to be received on or before April 30, 2008.

We currently anticipate that our only capital equipment requirements will be in PMG for which the $3 million capital to be contributed by Migami should be adequate to fund PMG's requirements.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PEDIASTRIPS and FIX STRIPS. The alleged tortuous interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our SPORTSTRIPS product, which was our first product to market. PEDIASTRIPS and FIX STRIPS sales did not commence until the fourth quarter and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007 the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to our customers.

On March 11, 2008, we completed a five-year distribution deal with Unico Holdings, Inc. ("Unico"), wherein they will market our PEDIASTRIPS product as well as negotiate for our electrolyte strips to be manufactured for private label usage. Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the larger retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right.

The Unico distribution deal is initially for PEDIASTRIPS and should commence during the third quarter of 2008. We are attempting to establish similar arrangements for our SPORTSTRIPS and FIX STRIPS. In addition, we expect to begin sales of our ENERGY FILM STRIPS and SURVIVAL STRIPS before the end of 2008. The Company is also seeking opportunities to establish film strip products for a number of products which are currently delivered in a different manner, such as liquids and pills. The Company expects this to develop into a large part of its business in the future.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $325,000 per month, excluding the PMG manufacturing operation. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the end of the third quarter of 2008. Based on this time-frame, the Company would need from $2 to $2.5 million to meet its minimum requirements, excluding PMG. The Company has made private placements of its common stock and as of April 10, 2008 had received $610,000 in net proceeds. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


NOTE 15: SUBSEQUENT EVENTS
         -----------------

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of April 8, 2008, $1,000,000 of Migami's contribution has been received by PMG and the remainder is expected to be received on or before April 30, 2008.

On March 11, 2008, we completed a five-year distribution deal with Unico Holdings, Inc. ("Unico"). Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.


ITEM 9B: OTHER INFORMATION

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

On December 11, 2007, Daniel J. Kelly resigned as Acting CEO and M.E. "Hank" Durschlag assumed this position while the Company sought a new CEO. On March 1, 2008, Robert Kusher became CEO and Mr. Durschlag resigned his position as Acting CEO. The biographies of each of the above is included in Item 10 herein.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

      NAME           AGE                 POSITION AND TERM
      ----           ---                 -----------------

Robert Kusher        44     CEO starting March 1, 2008

Daniel J. Kelly      46     Acting CEO and President starting January 1, 2007;
                            became a Director on May 2, 2007; resigned as Acting CEO on December 11, 2007

Hank Durschlag       44     Director since September 11, 2006; acting CEO
                            from December 11, 2007 until March 1, 2008;
                            Acting CFO since December 11, 2007

Robert S. Davidson   41     Director since May 4, 2007; CEO of InnoZen, Inc.

Matthew Burns        38     Director since May 4, 2007; COO of HealthSport
                            since May 4, 2007

Michael D. Pruitt    47     Director since May 2, 2007

Gary Thomas          48     Vice President Sales, Enlyten since January 1, 2007.

ROBERT KUSHER - Mr. Kusher founded Hollywood Healthcare Corp. in 1998 with the purpose of distributing pharmaceuticals and diabetes products via mail order to patients nationwide. Under his leadership, the company has grown to become one of the country's premier providers of insulin infusion pumps, diabetes specialty products, and mail order pharmaceuticals. In 2001, the company changed its name to Logimedix.

Previously, Mr. Kusher founded Home Medical Supply, Inc., which was the first diabetes supply provider accepting Medicare assignment nationwide. Over the course of ten years, he successfully expanded the company's service offerings to include a pharmacy, a lab supply company, a home health nursing company and a group physician practice. The company was a recognized leader in the industry generating over $25 million in revenues when Mr. Kusher sold the company to MiniMed, Inc. in 1997. Mr. Kusher joined MiniMed as Vice President and Operations Manager for the Florida facility and assisted in the transition process until he founded Hollywood Healthcare Corp. in 1998.

Mr. Kusher is active in the healthcare industry and is a founding member of the Assisted Living Pharmacy Association, a for profit group purchasing organization representing a network of pharmacies across the country. His other healthcare related business ventures include Star Medical Distributors, LLC, a wholesale provider of consumable medical supplies with facilities in Florida and Georgia and two full body CT scanning centers in the Mid-Atlantic area that operate under the name Virtual Physical. Mr. Kusher holds a Bachelor of Business Administration Degree with an emphasis on management and marketing from Florida International University.

DANIEL J. KELLY - Became Acting CEO and President on January 1, 2007. Mr. Kelly began his business career approximately 20 years ago managing and advising Jim Kelly, his brother and Pro Football Hall of Fame Quarterback. Mr. Kelly also owns and serves as the President of Jim Kelly Enterprises, Inc., a company started over 15 years ago. In 1988 Mr. Kelly negotiated the most lucrative player contract in NFL history (at that time) for Jim. Mr. Kelly has 20 years experience in marketing, promotions and celebrity endorsements and continues to work with such companies as Coors, Miller Lite, LA Weightloss and Ameriquest. Mr. Kelly received his bachelor's degree from the University of Houston and was a prominent member of the NFL Quarterback Club, serving on the Sponsorship and Marketing Committees that negotiated comprehensive, multi-year deals with major US companies such as McDonalds, VISA, Footlocker and MBNA Bank. He is the vice chairman of the Kelly for Kids Foundation.

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

ROBERT STEVEN DAVIDSON - Mr. Davidson has been the Company's Chairman of the Board since May 4, 2007. Since May 2002, Mr. Davidson has also served as the President, Chief Executive Officer and a director of InnoZen. From January 2002 through July 2005, Mr. Davidson was President and Chief Executive Officer of Zengen, Inc. Mr. Davidson has over eight years of experience in the biopharmaceutical industry. From September 1998 to December 2001, Mr. Davidson was the chief executive officer of Gel Tech, L.L.C., where he raised capital for the market launch and distribution of the Zicam product line. He led the marketing team that took Zicam from an unknown entity to one of the top medications in its class. He also implemented and launched line extensions to strengthen the brand name and increase company value. From October 1994 to August 1998, Mr. Davidson was the chief executive officer of Biotem Cytotechnologies, Inc., a biopharmaceutical research and development company. Mr. Davidson received his B.S. degree with a concentration in Biological Life Sciences from The University of the State of New York, (Excelsior College). He has a Masters Certificate in Applied Project Management from Villanova University and received his Masters of Public Health (Homeland Security) from American Military University, Virginia. Mr. Davidson is a certified Performance Enhancement Specialist through the National Academy of Sports Medicine.

MATTHEW BURNS - Mr. Burns has served as the Chief Operating Officer and a Director of the Company since May 4, 2007. Mr. Burns has also been an officer and director of InnoZen since April 2004. Prior to joining InnoZen and its parent Zengen, from July 2001 to February 2002, Mr. Burns was an associate attorney at Morgan Lewis & Bockius, LLP, where he worked in the firm's business and finance practice group in the Los Angeles office. Prior to joining Morgan Lewis, Mr. Burns worked as an associate attorney in the corporate finance group at Morrison & Foerster's San Francisco office. Prior to joining Morrison & Foerster, Mr. Burns worked as an associate attorney in the corporate practice at Holland & Knight in Tampa, Florida. His law practice concentrated on mergers and acquisitions and corporate finance for companies in a variety of industries, including life sciences and technology. Mr. Burns has also provided counsel to public and private companies on general corporate law, corporate governance and securities matters. Mr. Burns received his J.D. from Stetson University of College of Law in 1995 and his B.A. in Finance from the University of South Florida in 1992.

MICHAEL D. PRUITT - Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. He is also Managing Director of Cain Capital Advisors. Mr. Pruitt is currently CEO and director of Chanticleer Holdings, Inc. (CEEH.OB) and CEO and director of Syzygy Entertainment, Ltd. (SYZG.OB).

GARY THOMAS - Gary Thomas joined Enlyten as Vice President and Director of Sales in January 2007. Mr. Thomas has had 28 years experience in the sales industry. For the 10 years prior to joining Enlyten, Mr. Thomas was with Acosta, the world's largest food broker. From 2000 through the end of 2006, Mr. Thomas held the position of Director of HBC/GM Northeast Region. He has managed such accounts as Wegman's, Tops, Kinney Drug and CVS, and handled sales of such product lines as Energizer, L'Oreal, Neutrogena and KAO Brands. Under Mr. Thomas' supervision, Acosta recorded $200+ million in annual sales revenue.

AUDIT COMMITTEE

The Board of Directors had determined that Michael D. Pruitt met the requirements of a financial expert and served as Chairman of the Audit Committee since he became a director on May 2, 2007. Mr. Pruitt is independent as specified in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and meets the requirements of a financial expert.

The registrant has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is made up solely of Mr. Pruitt since May 2, 2007.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, the Directors were late filing their Form 3s in 2007 when they became Directors.

CODE OF ETHICS

The Company has completed a number of acquisitions since September 2004, the largest being InnoZen in May 2007, and expects to include the adoption of a code of ethics on its agenda during 2008.

NOMINATING COMMITTEE
The Company does not currently have a standing nominating committee or committee performing similar functions. The full Board of Directors participates in the consideration of director nominees.


ITEM 11: EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2007.

                                   SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------
                                                     Stock       Option    All other
      Name and principal                  Salary     awards      awards   compensation    Total
           position               Year     ($)        ($)         ($)         ($)          ($)
-------------------------------------------------------------------------------------------------

Robert Kusher (CEO since          2007   N/A        N/A        N/A         N/A          N/A
  March 1, 2008)                  2006   N/A        N/A        N/A         N/A          N/A
                                  2005   N/A        N/A        N/A         N/A          N/A

M.E. "Hank" Durschlag (d)         2007   $100,000   $     --   $     --    $    2,810   $ 102,810
  (Interim CEO from 12/11/07 to   2006     72,000         --         --            --      72,000
  3/1/08; Acting CFO since        2005   N/A        N/A        N/A         N/A          N/A
  12/11/07)

Daniel J. Kelly (Acting CEO       2007   $203,646   $ 27,500   $289,200    $       --   $ 520,346
  from January 1, 2007 until      2006   N/A        $  5,500   $  5,910    $   32,500   $  43,910
  December 11, 2007)(a)           2005   N/A        N/A        N/A         N/A          N/A

Robert S. Davidson (CEO of        2007   $120,250   $     --   $110,650    $       --   $ 230,900
  InnoZen from May 4, 2007) (b)   2006   N/A        N/A        N/A         N/A          N/A
                                  2005   N/A        N/A        N/A         N/A          N/A

Matthew Burns (COO of             2007   $120,250   $     --   $110,650    $       --   $ 230,900
  HealthSport from May 4          2006   N/A        N/A        N/A         N/A          N/A
  2007) (b)                       2005   N/A        N/A        N/A         N/A          N/A

Gary Thomas (Vice President       2007   $117,708   $ 11,748   $ 33,192    $       --   $ 162,648
  Sales of Enlyten since          2006   N/A        N/A        N/A         N/A          N/A
  Juanuary 1, 2007)(c)            2005   N/A        N/A        N/A         N/A          N/A

    (a) In 2007 and 2006, the amount for the stock award represents the amortization of Mr. Kelly's 10% share of the stock granted to Jim Kelly for his appearance fees. The option award represents the amortization of the option granted to Mr. Kelly. All other compensation in 2006 represents the amount paid to Jim Kelly Enterprises, Inc. Mr. Kelly is owner and President of Jim Kelly Enterprises, Inc. and was acting as a consultant to the Company during 2006. At December 31, 2007, Mr. Kelly had $8,854 in accrued salary not included in the table above.
    (b) The option award for Mr. Davidson and Mr. Burns represents the eight month amortization of the stock option granted to them upon the purchase of InnoZen by HealthSport. The total amortization period is three years. At December 31, 2007, Mr. Davidson and Mr. Burns each had $3,083 in accrued salary not included in the table above.
    (c) The stock grant amount represents the amortization of the assigned value of the stock grant, which is being amortized over two years. The option award amount represents the amortization of the assigned value of the option grant, which is being amortized over two years. At December 31, 2007, Mr. Thomas has $2,083 in accrued salary not included in the table above.

    (d) Mr. Durschlag earned $2,810 in royalties on sales of the Enlyten products.

Columns for bonus, non-equity incentive plan compensation and nonqualified deferred compensation earnings have been omitted from the table above as all amounts are zero.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Compensation levels and amounts are determined by the board of directors based on amounts paid to executives in similar sized companies with similar responsibilities. Stock options are valued utilizing the Black-Scholes valuation method.

Mr. Kusher became Chief Executive Officer of the Company on March 1, 2008. Mr. Kusher's compensation will be $240,000 per year for two years with benefits to include health insurance, four weeks vacation and reimbursement of all reasonable out-of-pocket expenses. Mr. Kusher is to be awarded 500,000 shares of our common stock that vests when we receive $750,000 in debt or equity into the Company from his efforts. Mr. Kusher has also been granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share which is exercisable on March 1, 2009 and an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share which is exercisable on March 1, 2010. The options expire three years from the vesting date.

Mr. Kelly became President and Acting Chief Executive Officer of the Company on January 1, 2007. Mr. Kelly's compensation for 2007 was $212,500 and he received $1,000 per month insurance reimbursement until health insurance was available for employees. Mr. Kelly's compensation increased to $262,500 in 2008. In addition, Mr. Kelly was granted a stock option for 400,000 shares exercisable at $2.25 per share in January 2007, which expires in three years. Mr. Kelly will also be reimbursed for all reasonable out of pocket expenses.

M.E. "Hank" Durschlag became Interim CEO and Acting CFO on December 11, 2007. Mr. Durschlag's compensation of $100,000 per annum did not change when he assumed the temporary positions, while he assisted the Company in finding a full-time CEO.

                        GRANTS OF PLAN BASED AWARDS TABLE AS OF DECEMBER 31, 2007
-------------------------------------------------------------------------------------------------------------
                     All other stock awards:   All other option awards:    Exercise or     Grant date fair
                        number of shares        number of securities      Base price of   value of stock and
Name/Date            of stock or units (#)     underlying options (#)     Option awards     option awards
-------------------------------------------------------------------------------------------------------------

Daniel J. Kelly                          -                   400,000      $        2.25    $       531,109
  January 1, 2007
Robert S. Davidson                       -                   495,000      $        1.36    $       497,923
  May 4, 2007
Matthew Burns                            -                   495,000      $        1.36    $       497,923
  May 4, 2007
Gary Thomas                              -                    50,000      $        2.25    $        66,389
  January 1, 2007
  January 1, 2007                   10,000                         -                  -    $        23,500

Other required columns: estimated future payouts under non-equity incentive plan awards and estimated future payouts under equity incentive plan awards are omitted from the table as they are all zero.

NARRATIVE DISCLOSURE TO GRANTS OF PLAN BASED AWARDS TABLE

The award to Mr. Kelly was pursuant to his employment as President and Acting CEO. The awards to Mr. Davidson and Mr. Burns were replacements for options they had with InnoZen when it was acquired by the Company. The award to Mr. Thomas was granted to him upon initial employment.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
--------------------------------------------------------------------------------
                         NUMBER OF SECURITIES
                        underlying unexercised
                             options (#)             Option         Option
                     ---------------------------    exercise      expiration
Name                 Exercisable   Unexercisable    price ($)        date
--------------------------------------------------------------------------------

Daniel J. Kelly         100,000               -      $ 1.10   September 12, 2009
Daniel J. Kelly         400,000               -      $ 2.25     January 1, 2010
Robert S. Davidson      495,000               -      $ 1.36       May 4, 2010
Matthew Burns           495,000               -      $ 1.36       May 4, 2010
Gary Thomas              50,000               -      $ 2.25     January 1, 2010


The columns for option awards - equity incentive plan awards: number of securities underlying unexercised unearned options and all four stock award columns are omitted from the table as these amounts were zero.

ADDITIONAL NARRATIVE DISCLOSURE

Mr. Kelly's option for 100,000 shares was granted while he was a consultant and before he became President and Acting CEO on January 1, 2007. Mr. Kelly's second option for 400,000 shares was granted when he became President and Acting CEO. Mr. Davidson and Mr. Burns received options on May 4, 2007 to replace options they had at InnoZen. The option for Mr. Thomas was granted upon his initial employment. Mr. Kusher and Mr. Durschlag did not have any options at December 31, 2007.

Options exercised and stock vested table, pension benefits table and nonqualified deferred compensation table and all omitted as there would have been no information to include.

COMPENSATION OF DIRECTORS TABLE - ADDITIONAL NARRATIVE DISCLOSURE

Directors did not receive any compensation for the meetings they attend in 2007. It is anticipated that a formal plan for compensation of Directors will be instituted during 2008 or 2009.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of February 29, 2008, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 29, 2008, there were 42,898,397 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     NAME AND ADDRESS OF    AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER        BENEFICIAL OWNER       % OF CLASS
--------------        ----------------        ----------------       ----------

Common           Zengen, Inc.                    10,717,900            24.98%

Common           Tri-Strip Associates, LLC        2,393,962             5.58%


                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 29, 2008, the most recent practicable date. As of February 29, 2008, there were 42,898,397 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                         NAME AND ADDRESS OF              AMOUNT AND NATURE OF    % OF
TITLE OF CLASS             BENEFICIAL OWNER                BENEFICIAL OWNER       CLASS
--------------             ----------------                ----------------       -----

Common           Robert Kusher                                       -               0%
                 15851 SW 41st Street, #700
                 Davie, FL  33331

Common           Daniel J. Kelly                      a        623,800            1.44%
                 495 Commerce Drive, Suite 1
                 Amherst, New York

Common           M.E. "Hank" Durschlag                         575,000            1.34%
                 5403 McChesney Dr
                 Charlotte, NC  28269

Common           Robert S. Davidson                  b,c       586,867            1.35%
                 6429 Independence Ave
                 Woodland Hills, CA  91367

Common           Matthew Burns                       b,c       497,000            1.15%
                 6429 Independence Ave
                 Woodland Hills, CA  91367

Common           Michael D. Pruitt                    d        125,000            **
                 4201 Congress Street, Suite 145
                 Charlotte, NC  28277

Common           Gary Thomas                          e         71,100            **
                 495 Commerce Drive, Suite 1
                 Amherst, New York

Common           All current officers and directors
                   as a Group (6 persons)                    2,478,767            5.90%

         **   Less than 1%.

         a. Includes option granted in September 2006 for 100,000 shares exercisable at $1.10 per share and option granted January 1, 2007 for 400,000 shares exercisable at $2.25 per share.

         b. Includes three-year option for 495,000 shares each exercisable at $1.36 which was granted on May 4, 2007, as a part of the acquisition of InnoZen.

         c. Does not include Mr. Davidson's approximate 6.15% interest in Zengen, Inc.'s 10,717,900 shares (approximately 659,000 shares);
              does not include Mr. Burns approximate 4.2% interest in Zengen, Inc.'s 10,717,900 shares (approximately 454,000 shares).

         d. Includes 125,000 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is CEO and a director.

         e. Includes three-year option for 50,000 shares exercisable at $2.25 which was granted on January 1, 2007.



                                              EQUITY COMPENSATION PLANS
                                        -------------------------------------
                                           Approved by       Not approved by
                                        Security Holders     Security Holders         Total
                                        ----------------     ----------------     -------------
Number of securities to be issued
  upon exercise of outstanding
  options, warrants and rights                 3,605,390                   --         3,605,390
Weighted-average exercise price of
  outstanding options, warrants and
  rights                                $           1.53     $             --     $        1.53
Number of securities remaining
  available for future issuance under
  equity compensation plans (excluding
  securities above)                            1,409,610                   --         1,409,610

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

2007 TRANSACTIONS
-----------------

InnoZen repaid a loan to a principal shareholder and affiliate in the amount of $108,285 after it was acquired by HealthSport.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of March 31, 2008 for professional services rendered by the Company's accountant was $75,300 and $31,900 for the audit of the Company's annual financial statements and quarterly reviews for the fiscal years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees - None.

Tax Fees - None for 2007 or 2006.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2007 or fiscal 2006.

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

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)  The following documents are filed as part of this report:

         1. Financial Statements - The following consolidated financial statements of HealthSport, Inc. and Subsidiaries are contained in
              Item 8 of this Form 10-K:
                o    Report of Independent Registered Public Accountant
                o    Consolidated Balance Sheets at December 31, 2007 and 2006
                o Consolidated Statements of Operations - For the years ended December 31, 2007 and 2006
                o Consolidated Statements of Stockholders' Equity (Deficit) - For the years ended December 31, 2007 and 2006
                o Statements of Cash Flows - For the years ended December 31, 2007 and 2006
                o    Notes to the Financial Statements

         2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

         3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit               Description
-------               -----------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTHSPORT, INC.


April 14, 2008                           /s/ Robert Kusher
                                         ---------------------------------------
                                         Robert Kusher, CEO
                                         (Principal executive officer)


April 14, 2008                           /s/  M.E. "Hank" Durschlag
                                         ---------------------------------------
                                         M.E. "Hank" Durschlag, Acting CFO
                                         (Principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2008                           /s/ Robert Kusher
                                         ---------------------------------------
                                         Robert Kusher, CEO


April 14, 2008                           /s/ Robert S. Davidson
                                         ---------------------------------------
                                         Robert S. Davidson, Director


April 14, 2008                           /s/ M.E. "Hank" Durschlag
                                         ---------------------------------------
                                         M.E. "Hank" Durschlag, Director


April 14, 2008                           /s/ Daniel J. Kelly
                                         ---------------------------------------
                                         Daniel J. Kelly, President and Director


April 14, 2008                           /s/ Matthew Burns
                                         ---------------------------------------
                                         Matthew Burns, Director and COO


April 14, 2008                           /s/ Michael D. Pruitt
                                         ---------------------------------------
                                         Michael D. Pruitt, Director