Form 10-Q
period 2008-03-31
Healthsport, Inc.
filed 2008-05-15
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                        For Quarter Ended: MARCH 31, 2008


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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                      Accelerated filer         [ ]
Non-accelerated filer   [ ]                      Smaller reporting company [X]

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2008, was 44,148,397.

                       HEALTHSPORT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION (Unaudited)

Item 1:   Condensed Consolidated Balance Sheet as of March 31, 2008 and
          December 31, 2007                                                    3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2008 and 2007                                 4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2008 and 2007                                 5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16

Item 3:   Quantitative and Qualitative Disclosures About Market Risk          20

Item 4T:  Controls and Procedures                                             20

PART II   OTHER INFORMATION                                                   21

          Exhibits


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                                                              2008
                                                                           Unaudited            2007
                                                                           ---------            ----
                                  Assets
Current assets:
  Cash and cash equivalents                                              $    262,241       $    167,323
  Accounts receivable                                                          67,431            107,312
  Inventory                                                                 1,220,412          1,402,530
  Prepaid expenses and other assets                                           470,184            734,245
                                                                         ------------       ------------
     Total current assets                                                   2,020,268          2,411,410
Property and equipment, net                                                   783,057            636,370
Goodwill                                                                   10,326,948         10,326,948
Patent costs and other intangible assets, net                              20,035,440         20,308,545
Other assets                                                                  118,131             21,524
                                                                         ------------       ------------
     Total assets                                                        $ 33,283,844       $ 33,704,797
                                                                         ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  1,416,026       $  1,037,172
  Accrued expenses                                                            417,046            114,903
  Current portion of capital lease obligation                                 169,427            217,954
  Deferred revenue                                                            700,397            696,096
                                                                         ------------       ------------
     Total current liabilities                                              2,702,896          2,066,125
                                                                         ------------       ------------
  Capital lease obligation, less current portion                               66,932             70,963
                                                                         ------------       ------------
          Total liabilities                                                 2,769,828          2,137,088
                                                                         ------------       ------------

Minority interest                                                             486,100                 --

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                       --                 --
  Common stock: $.0001 par value; authorized 500,000,000
    shares; 44,148,397 and 42,898,397 shares issued and outstanding
    at March 31, 2008 and December 31, 2007, respectively                       4,415              4,290
  Additional paid-in capital                                               68,706,944         67,980,373
  Intrinsic value of common stock options                                  (2,056,374)        (2,860,229)
  Accumulated deficit                                                     (36,627,069)       (33,556,725)
                                                                         ------------       ------------
     Total stockholders' equity                                            30,027,916         31,567,709
                                                                         ------------       ------------
          Total liabilities and stockholders' equity                     $ 33,283,844       $ 33,704,797
                                                                         ============       ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)


                                                            2008               2007
                                                        ------------       ------------
Revenue
  Product sales                                         $     97,441       $      5,897
  License fees, royalties and services                        18,750                 --
                                                        ------------       ------------
     Total revenues                                          116,191              5,897
                                                        ------------       ------------
Costs and expenses
  Cost of product sold                                        40,741              3,877
  General and administrative expense                       1,150,877            262,771
  Marketing and selling expense                              475,343            409,173
  Non-cash compensation expense                            1,053,805            387,944
  Manufacturing costs                                        415,928                 --
  Research and development costs                              71,579                 --
                                                        ------------       ------------
     Total costs and expenses                              3,208,273          1,063,765
                                                        ------------       ------------
          Net loss from operations                        (3,092,082)        (1,057,868)
                                                        ------------       ------------
Other income (expense):
     Other income                                              5,584                 --
     Interest income                                             408              9,227
     Interest expense                                         (3,154)                --
                                                        ------------       ------------
          Other income                                         2,838              9,227
                                                        ------------       ------------
Net loss before income taxes and minority interest        (3,089,244)        (1,048,641)
     Provision for income taxes                                   --                 --
                                                        ------------       ------------
          Net loss before minority interest               (3,089,244)        (1,048,641)
Minority interest                                             18,900                 --
                                                        ------------       ------------
          Net loss                                      $ (3,070,344)      $ (1,048,641)
                                                        ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED                   $      (0.07)      $      (0.05)
                                                        ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                       43,127,793         19,995,308
                                                        ============       ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

                                                               2008              2007
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(3,070,344)      $(1,048,641)
     Adjustment to reconcile net loss to net cash used
       in operating activities:
       Minority interest                                        (18,900)               --
       Amortization of non-cash stock compensation            1,053,805           387,944
       Depreciation and amortization                            365,463            29,232
       Change in other assets and liabilities:
         Accounts receivable                                    109,881            (5,497)
         Inventory                                              182,117             3,877
         Prepaid expenses and other assets                      121,698           (51,720)
         Accounts payable                                       378,855            85,110
         Accrued expenses                                       236,445           183,495
                                                            -----------       -----------
            Net cash used in operating activities              (640,980)         (416,200)
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs incurred                                         (52,881)               --
  Loans to InnoZen prior to acquisition                              --          (500,000)
  Acquisition of property and equipment                        (186,163)          (42,335)
                                                            -----------       -----------
            Net cash used in investing activities              (239,044)         (542,335)
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Collect stock subscription receivable                          22,500           250,000
  Capital contribution by joint venture partner                 505,000                --
  Capital lease payments                                        (52,558)               --
  Sale of common stock                                          500,000         2,368,051
                                                            -----------       -----------
            Net cash provided by financing activities           974,942         2,618,051
                                                            -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        94,918         1,659,516
CASH AND CASH EQUIVALENTS, beginning of period                  167,323           318,144
                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                    $   262,241       $ 1,977,660
                                                            ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                  $     3,154       $        --
  Income taxes                                                       --                --

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

NOTE 1:  ORGANIZATION AND NATURE OF BUSINESS
--------------------------------------------

ORGANIZATION AND BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries: Enlyten, Inc. ("Enlyten"); InnoZen, Inc. ("InnoZen") and InnoZen's majority owned subsidiary Pacific Manufacturing Group LLC ("PMG"); Health Strip Solutions, LLC ("Health Strip"); Cooley Nutraceuticals, Inc. ("Nutraceuticals"); and the following inactive subsidiaries, World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx"), and its wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC") (collectively, the "Company" or the "Companies"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2007, which is included in the Company's Form 10-K for the year ended December 31, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NATURE OF BUSINESS
HealthSport is a holding company with the following active wholly owned subsidiaries.

Enlyten was formed to market and sell the Company's ENLYTEN(TM) edible film strip products.

InnoZen is the preeminent formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip. InnoZen completed the development of Chloraseptic(R) Sore Throat Relief Strips in June 2003 and launched two new film strip products under its own Suppress(R) brand (http://www.suppress.com) in September 2004. All manufacturing operations will be performed by PMG commencing during 2008 and InnoZen will primarily be involved in research and development of new products.

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

         Current assets, excluding cash and cash equivalents      $     584,993
         Property and equipment                                         471,188
         Other assets                                                    10,583
         Intangible assets                                           19,102,968
         Goodwill                                                     8,540,950
         Research and development cost                                  847,336
                                                                  --------------
              Total assets                                           29,558,018
         Liabilities assumed                                         (1,449,922)
         Liabilities to HealthSport                                    (750,000)
                                                                  --------------
              Purchase price (net assets acquired)                   27,358,096
         Common stock issued                                        (27,374,928)
                                                                  --------------
              Cash acquired in excess of cash paid                $      16,832
                                                                  ==============

Unaudited pro forma results of operations for the three-month period ended March 31, 2007, as if the Company and InnoZen had been combined as of the beginning of the period follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The Company and InnoZen are combined in 2008. Accordingly pro forma results are not necessary for 2008.

                                                                       2007
                                                                       ----
Net revenues                                                      $     472,757
Net loss                                                              1,320,380

Net loss per share, basic and diluted                             $      (0.03)

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for PMG. Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. PMG's cash balance of $74,605 is not available for use for obligations of HealthSport and its other subsidiaries.


NOTE 3:  INVENTORY

Inventory at March 31, 2008 and December 31, 2007, consists of the following:

                                                        2008          2007
                                                        ----          ----

          Raw materials                             $   370,020   $   395,239
          Work in progress                              210,189       169,016
          Finished goods                                640,203       838,275
                                                    ------------  ------------
                                                    $ 1,220,412   $ 1,402,530
                                                    ============  ============


NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

                                                        2008          2007
                                                        ----          ----

          Office furniture and equipment             $  83,393      $  83,393
          Computer software                            106,800        101,150
          Manufacturing equipment                      662,507        487,578
          Leasehold improvements                        39,561         39,561
                                                     ----------     ----------
                                                       892,261        711,682
          Accumulated depreciation and amortization   (109,204)       (75,312)
                                                     ----------     ----------
                                                     $ 783,057      $ 636,370
                                                     ==========     ==========

NOTE 5:  INTANGIBLE ASSETS
--------------------------

The Company accounts for goodwill and intangible assets in accordance with SFAS 142 and SFAS 144. Goodwill and other intangible assets are tested annually, at a minimum, for impairment. Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to InnoZen's formulations and are being amortized over seventeen years. Trademarks represent the cost of acquired trademarks, which are not being amortized. Client lists represents the cost of acquired client lists which are being amortized over five years.

The Company's intangible assets consist of the following at March 31, 2008 and December 31, 2007:

                                                        2008           2007
                                                        ----           ----

          Goodwill                                  $ 10,326,948   $ 10,326,948
                                                    =============  =============

          Patent costs and other intangible assets:
            Patent and trade secret costs           $ 19,208,370   $ 19,155,124
            Trademarks                                 1,188,000      1,188,365
            Client lists                                 846,000        846,000
            Web site                                      65,675         65,675
                                                    -------------  -------------
                                                      21,308,045     21,255,164
                                                    -------------  -------------
          Accumulated amortization
            Patent and trade secret costs             (1,108,578)      (828,176)
            Client lists                                (155,100)      (112,800)
            Web site                                      (8,927)        (5,643)
                                                    -------------  -------------
                                                      (1,272,605)      (946,619)
                                                    -------------  -------------
                                                    $ 20,035,440   $ 20,308,545
                                                    =============  =============


NOTE 6:  SHARE-BASED PAYMENTS
-----------------------------

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

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2008 and 2007:

                                                2008         2007
                                                ----         ----

          Expected term                      1-3 years      2 years
          Expected volatility                 109.98%       102.91%
          Expected dividend yield                0%           0%
          Risk-free interest rate              4.75%         4.75%
          Expected annual forfeiture rate        0%           0%

A summary of option activity as of March 31, 2008, and changes during the three months then ended is presented below:

                                                                     WEIGHTED
                                                        WEIGHTED      AVERAGE      AGGREGATE
                                                        AVERAGE       REMAINING    INTRINSIC
                                                        EXERCISE     CONTRACTUAL     VALUE
OPTIONS                                   SHARES         PRICE       TERM (YRS)     ($000)
-------                                   ------         -----       ----------     ------

Outstanding, December 31, 2007             4,115,390
  Granted                                  2,150,000
  Exercised                                        -
  Forfeited or expired                      (285,000)
                                       --------------
Outstanding, March 31, 2008                5,980,390  $       1.42         2.84   $     4,669
                                       ============== ============= ============  ============
Exercisable at March 31, 2008              3,965,390  $       1.50         2.04   $     4,476
                                       ============== ============= ============  ============

Options which are not a part of the Plans and are included in the option table above, include fully vested options to acquire 325,000 shares of the Company's common stock at an average exercise price of $1.86, an option to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.00 vest in March 2009 and an option to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 vest in March 2010.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.11 and $1.35, respectively. No options have been exercised.

As of March 31, 2008, there was $2,056,374 of total unrecognized compensation cost related to share-based option compensation arrangements.

As of March 31, 2008, there were 500,000 warrants with an exercise price of $0.80 per share which expire in the first quarter of 2011.


NOTE 7:  CAPITAL LEASE OBLIGATION
---------------------------------

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. During 2007, InnoZen entered into a five-year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008.

Total minimum lease payments:
     Nine months ended December 31, 2008                                177,579
     Year ended December 31, 2009                                        23,352
     Year ended December 31, 2010                                        23,352
     Year ended December 31, 2011                                        23,352
     Year ended December 31, 2012                                        13,622
                                                                   -------------
                                                                        261,257
Amount representing interest                                            (24,898)
                                                                   -------------
Present value of minimum lease payments                                 236,359
     Less current obligations                                          (169,427)
                                                                   -------------
Non-current obligations under capital lease                        $     66,932
                                                                   =============

The lease covers equipment and software with a cost of $518,866 and accumulated depreciation of $79,125 at March 31, 2008.


NOTE 8:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The Company leases a manufacturing facility in Ventura, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. No rent was due for January and February 2008 while the Company was working on equipment installation. This is the facility which PMG occupies and the rent will be paid by PMG.

Future minimum lease payments for operating leases are: 2008 - $247,500; 2009 - $381,000; 2010 - $199,000; 2011 - $202,000; 2012 - $206,000; and thereafter -
$447,000.

The Company has the following royalty obligations:

     1. Royalty agreement expiring in October 2008 of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $18,000 and maximum of $75,000;
     2. Royalty agreement expiring in October 2008 of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $15,000 and maximum of $50,000;
     3. Royalty agreement for an indefinite period of .5% of sales of the ENLYTEN(TM) SPORTSTRIPS. Annual minimum royalty of $36,000 and maximum of $100,000;
     4. Royalty agreement for an indefinite period of 1.0% of the first $100,000,000 in sales of the ENLYTEN(TM) SPORTSTRIPS and .5% of the next $150,000,000 in sales;
     5. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the FIX STRIPS(TM) and ENLYTEN(TM) Energy strips and .5% of the next $80,000,000 in sales; and

     6. Royalty agreement for 2 years of 1.5% of sales of the ENLYTEN(TM) SURVIVAL STRIP with annual minimum royalty payments of $4,200.

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

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP. The case is currently in the early discovery phase with a discovery hearing scheduled for June 3, 2008.


NOTE 9:  GOING CONCERN
----------------------

At March 31, 2008 and December 31, 2007 we had current assets of $2,020,268 and $2,411,410; current liabilities of $2,702,896 and $2,066,125; and negative working capital of $682,628 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of April 8, 2008, $1,000,000 of Migami's contribution has been received by PMG ($505,000 at March 31, 2008) and the remainder is due to be received by May 31, 2008. InnoZen owned 92% of PMG at March 31, 2008.

We currently anticipate that our only capital equipment requirements will be in PMG for which the $3 million capital to be contributed by Migami should be adequate to fund PMG's requirements.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PEDIASTRIPS and FIX STRIPS. The alleged tortuous interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our SPORTSTRIPS product, which was our first product to market. PEDIASTRIPS and FIX STRIPS sales did not commence until the fourth quarter of 2007 and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007 the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to its customers.

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

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $325,000 per month, excluding the PMG manufacturing operation. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the end of the third quarter of 2008. Based on this time-frame, the Company would need from $1.5 to $2 million to meet its minimum requirements, excluding PMG. The Company has made private placements of its common stock and as of April 10, 2008 had received $610,000 in net proceeds ($500,000 at March 31, 2008) and another $250,000 was received on May 14, 2008. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                       PLAN OF OPERATION AND GOING CONCERN

At March 31, 2008 and December 31, 2007 we had current assets of $2,020,268 and $2,411,410; current liabilities of $2,702,896 and $2,066,125; and negative working capital of $682,628 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of April 8, 2008, $1,000,000 of Migami's contribution has been received by PMG ($505,000 at March 31, 2008) and the remainder is due to be received by May 31, 2008. InnoZen owned 92% of PMG at March 31, 2008.

We currently anticipate that our only capital equipment requirements will be in PMG for which the $3 million capital to be contributed by Migami should be adequate to fund PMG's requirements.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PEDIASTRIPS and FIX STRIPS. The alleged tortuous interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our SPORTSTRIPS product, which was our first product to market. PEDIASTRIPS and FIX STRIPS sales did not commence until the fourth quarter of 2007 and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007 the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to its customers.

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

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $325,000 per month, excluding the PMG manufacturing operation. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the end of the third quarter of 2008. Based on this time-frame, the Company would need from $1.5 to $2 million to meet its minimum requirements, excluding PMG. The Company has made private placements of its common stock and as of April 10, 2008 had received $610,000 in net proceeds ($500,000 at March 31, 2008) and another $250,000 was received on May 14, 2008. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

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

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%.

                                     LAWSUIT

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP. The case is currently in the early discovery phase with a discovery hearing scheduled for June 3, 2008.


            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                    REVENUES

During the three months ended March 31, 2008, we had product sales of $97,441 and revenues from license fees, royalties and services of $18,750, a total of $116,191. There were product sales of $5,897 ($472,757 pro forma) in the corresponding 2007 period. The pro forma sales in 2007 included a one-time licensing fee of $150,000 and sales from InnoZen to the Company before acquisition of approximately $150,000. The remainder of the 2007 pro forma revenue was primarily InnoZen's sales of Suppress and Optizen, which have been substantially lower since the first quarter of 2007.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus freight.

General and administrative expenses ("G&A") increased to $1,150,877 in the three months ended March 31, 2008, from $262,771 in the 2007 period. The increase of $888,106 in G&A is primarily the G&A of InnoZen and PMG in the amount of $850,584. InnoZen and PMG were not a part of the Company in 2007.

Selling and marketing costs ("SMC") are $475,343 in the three months ended March 31, 2008, as compared to $409,173 in the 2007 period. SMC increased $66,170 in the 2008 period as compared to the 2007 period. The increase includes approximately $230,000 in product support and advertising for InnoZen's Suppress product, which should not reoccur due to our change in sales direction. Other costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers.

Non-cash compensation expense was $1,150,877 in 2008 and $262,771 in 2007 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The 2008 amount is higher that normal due to terminations of certain employees and consultants and should be substantially lower in the second quarter.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume. The Company had only nominal production in 2008 while they were installing equipment and preparing the new manufacturing facility for operation.

Research and development ("R&D") costs amounted to $71,579 in 2008 and include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Acting Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and Acting CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:    RISK FACTORS

Not applicable.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 1,250,000 shares of its common stock for $500,000 in cash during the three months ended March 31, 2008. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:     OTHER INFORMATION

Not applicable.

ITEM 6:     EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

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

                                          HEALTHSPORT, INC.



May 15, 2008                              By: /s/ Robert Kusher
                                              ----------------------------------
                                          Robert Kusher, Chief Executive Officer
                                          (Principal Executive Officer)