Form 10-Q
period 2008-06-30
Healthsport, Inc.
filed 2008-08-13
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2008


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

Large accelerated filer [  ]             Accelerated filer [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2008, was 45,183,397.


                                   HEALTHSPORT, INC. AND SUBSIDIARIES
                                                 INDEX


                                                                                                   PAGE

PART I            FINANCIAL INFORMATION (Unaudited)

Item 1:           Condensed Consolidated Balance Sheet as of June 30, 2008 and
                  December 31, 2007                                                                  3

                  Condensed Consolidated Statements of Operations for the three
                  months ended June 30, 2008 and 2007                                                4

                  Condensed Consolidated Statements of Operations for the six months
                  ended June 30, 2008 and 2007                                                       5

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2008 and 2007                                                       6

                  Notes to Condensed Consolidated Financial Statements                               8

Item 2:           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             19

Item 3:           Quantitative and Qualitative Disclosures About Market Risk                        24

Item 4T:          Controls and Procedures                                                           24

PART II           OTHER INFORMATION                                                                 25

                  Exhibits

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                                                           2008
                                                                         UNAUDITED           2007
                                                                        ------------      ------------
                                Assets
Current assets:
  Cash and cash equivalents                                             $     74,828      $    167,323
  Accounts receivable                                                         87,321           107,312
  Inventory                                                                1,016,326         1,402,530
  Prepaid expenses and other assets                                          388,244           734,245
                                                                        ------------      ------------
     Total current assets                                                  1,566,719         2,411,410
Property and equipment, net                                                  716,916           636,370
Goodwill                                                                  10,326,948        10,326,948
Patent costs and other intangible assets, net                             19,137,369        20,308,545
Other assets                                                                 116,132            21,524
                                                                        ------------      ------------
     Total assets                                                       $ 31,864,084      $ 33,704,797
                                                                        ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  1,520,106      $  1,037,172
  Accrued expenses                                                           453,621           114,903
  Current portion of capital lease obligation                                119,739           217,954
  Secured convertible debentures                                             300,000                --
  Deferred revenue                                                           695,240           696,096
                                                                        ------------      ------------
     Total current liabilities                                             3,088,706         2,066,125
                                                                        ------------      ------------
  Capital lease obligation, less current portion                              62,795            70,963
                                                                        ------------      ------------
          Total liabilities                                                3,151,501         2,137,088
                                                                        ------------      ------------

Minority interest                                                            907,574               --

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                      --                --
  Common stock: $.0001 par value; authorized 500,000,000
    shares; 45,183,397 and 42,898,397 shares issued and outstanding
    at June 30, 2008 and December 31, 2007, respectively                       4,518             4,290
  Additional paid-in capital                                              69,134,591        67,980,373
  Intrinsic value of common stock options                                 (1,714,163)       (2,860,229)
  Stock subscription receivable                                                 (500)               --
  Accumulated deficit                                                    (39,619,437)      (33,556,725)
                                                                        ------------      ------------
     Total stockholders' equity                                           27,805,009        31,567,709
                                                                        ------------      ------------
          Total liabilities and stockholders' equity                    $ 31,864,084      $ 33,704,797
                                                                        ============      ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)


                                                           2008              2007
                                                       ------------      ------------

Revenue
  Product sales                                        $    134,652      $     18,689
  License fees, royalties and services                       18,750            64,022
                                                       ------------      ------------
     Total revenues                                         153,402            82,711
                                                       ------------      ------------
Costs and expenses
  Cost of product sold                                       76,360            25,891
  General and administrative expense                      1,143,955           836,356
  Marketing and selling expense                             222,214           573,051
  Non-cash compensation expense                             627,773           557,648
  Asset impairment                                          648,600                --
  Inventory obsolescence                                    274,840                --
  Manufacturing costs                                       101,372           130,498
  Research and development costs                             67,533           890,058
                                                       ------------      ------------
     Total costs and expenses                             3,162,647         3,013,502
                                                       ------------      ------------
          Net loss from operations                       (3,009,245)       (2,930,791)
                                                       ------------      ------------
Other income (expense):
     Other income                                                --                --
     Interest income                                            362            34,394
     Interest expense                                       (17,011)           (5,107)
                                                       ------------      ------------
          Other income (expense)                            (16,649)           29,287
                                                       ------------      ------------
Net loss before income taxes and minority interest       (3,025,894)       (2,901,504)
     Provision for income taxes                                  --                --
                                                       ------------      ------------
          Net loss before minority interest              (3,025,894)       (2,901,504)
Minority interest                                            33,526                --
                                                       ------------      ------------
          Net loss                                     $ (2,992,368)     $ (2,901,504)
                                                       ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED                  $      (0.07)     $      (0.09)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                      43,127,793        33,893,002
                                                       ============      ============

See accompanying notes to condensed consolidated financial statements.




HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)


                                                           2008              2007
                                                       ------------      ------------

Revenue
  Product sales                                        $    232,093      $     24,585
  License fees, royalties and services                       37,500            64,022
                                                       ------------      ------------
     Total revenues                                         269,593            88,607
                                                       ------------      ------------
Costs and expenses
  Cost of product sold                                      117,101            29,768
  General and administrative expense                      2,294,832         1,099,127
  Marketing and selling expense                             697,557           982,225
  Non-cash compensation expense                           1,681,578           945,591
  Asset impairment                                          648,600                --
  Inventory obsolescence                                    274,840                --
  Manufacturing costs                                       517,300           130,498
  Research and development costs                            139,112           890,058
                                                       ------------      ------------
     Total costs and expenses                             6,370,920         4,077,267
                                                       ------------      ------------
          Net loss from operations                       (6,101,327)       (3,988,660)
                                                       ------------      ------------
Other income (expense):
     Other income                                             5,584                --
     Interest income                                            770            43,621
     Interest expense                                       (20,165)           (5,107)
                                                       ------------      ------------
          Other income (expense)                            (13,811)           38,514
                                                       ------------      ------------
Net loss before income taxes and minority interest       (6,115,138)       (3,950,146)
     Provision for income taxes                                  --                --
                                                       ------------      ------------
          Net loss before minority interest              (6,115,138)       (3,950,146)
Minority interest                                            52,426                --
                                                       ------------      ------------
          Net loss                                     $ (6,062,712)     $ (3,950,146)
                                                       ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED                  $      (0.14)     $      (0.15)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                      45,140,979        26,982,547
                                                       ============      ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                                                                               2008                2007
                                                                            -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $(6,062,712)     $(3,950,146)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Minority interest                                                        (52,426)              --
       Amortization of non-cash stock compensation                            1,459,828          945,591
       Depreciation and amortization                                            758,331          269,195
       Acquired research and development cost                                        --          847,336
       Common stock issued for services                                         221,750               --
       Asset impariment                                                         648,600               --
       Inventory obsolescence                                                   274,840               --
       Change in other assets and liabilities:
         Accounts receivable                                                     89,992          (63,355)
         Inventory                                                              111,364         (247,582)
         Prepaid expenses and other assets                                      187,326         (219,074)
         Accounts payable                                                       482,934          349,080
         Accrued expenses                                                       267,862           35,452
                                                                            -----------      -----------
            Net cash used in operating activities                            (1,612,311)      (2,033,503)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in excess of cash paid in acquisition of InnoZen                     --           16,832
  Legal fees associated with acquisition of Neutracuticals                           --          (15,812)
  Loans to InnoZen prior to acquisition                                              --         (500,000)
  Acquisition of property and equipment                                        (316,301)        (108,588)
                                                                            -----------      -----------
            Net cash used in investing activities                              (316,301)        (607,568)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Collect stock subscription receivable                                          22,500          250,000
  Capital contribution by joint venture partner                                 960,000               --
  Loan proceeds                                                                 300,000           20,000
  Loan repayment to shareholder                                                      --         (108,285)
  Capital lease payments                                                       (106,383)         (30,500)
  Sale of common stock                                                          660,000        5,361,728
                                                                            -----------      -----------
            Net cash provided by financing activities                         1,836,117        5,492,943
                                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (92,495)       2,851,872
CASH AND CASH EQUIVALENTS, beginning of period                                  167,323          318,144
                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                    $    74,828      $ 3,170,016
                                                                            ===========      ===========
                                                                                             (Continued)
See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                                                                                  2008              2007
                                                                               ------------     ------------

Supplemental cash flow information

Cash paid for interest and income taxes:
  Interest                                                                     $      4,032     $      5,107

  Income taxes                                                                           --              --

Non-cash investing and financing activities: Issuance of common stock for:
    Investment in InnoZen, Inc.:
      Current assets, excluding cash                                                     --          584,993
      Property and equipment                                                             --          471,188
      Goodwill and other intangible assets                                               --       27,643,918
     Research and development                                                            --          847,336
      Other assets                                                                       --           10,583
                                                                                                ------------
          Total assets                                                                   --       29,558,018
      Liabilities assumed                                                                --       (1,449,922)
      Liabilities to HealthSport, Inc.                                                   --         (750,000)
                                                                                                ------------
          Purchase price (net assets acquired)                                           --       27,358,096
      Common stock issued                                                                --      (27,374,928)
                                                                                                ------------
          Cash acquired in excess of cash paid                                           --           16,832
                                                                                                ============
    Trade names and web site                                                             --           74,000
    Stock subscription receivable                                                       500          172,754
    Prepaid royalties                                                                    --          204,000
    Accrued expense                                                                      --           15,000


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


NOTE 2:  ACQUISITION
--------------------

INNOZEN, INC.
-------------

On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations, in exchange for 18,249,952 shares of the Company's common stock. In accordance with Delaware General Corporate Law and pursuant to the terms and conditions of the Merger Agreement, Acquisition Sub was merged with and into InnoZen, after which, InnoZen became the Company's wholly owned subsidiary and continues as the surviving corporation and the separate existence of Acquisition Sub ceased. InnoZen's business is described in Note 1.

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
                                                                ============

Unaudited pro forma results of operations for the three-month period and the six-month period ended June 30, 2007, as if the Company and InnoZen had been combined as of the beginning of each of the periods follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The Company and InnoZen are combined in 2008. Accordingly pro forma results are not necessary for 2008.

                                        THREE MONTHS        SIX MONTHS
                                            ENDED              ENDED
                                        JUNE 30, 2007      JUNE 30, 2007

Net revenues                              $   164,393      $   637,150
Net loss                                    2,998,307        4,318,687

Net loss per share, basic and diluted     $     (0.07)     $     (0.11)

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for PMG. Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. PMG's cash balance of $59,075 is not available for use for obligations of

HealthSport and its other subsidiaries. At June 30, 2008, Migami had paid $960,000 of the $3,000,000 commitment and an additional $30,000 was received in July 2008. It is unknown at this time if Migami will honor its commitment.


NOTE 3:  INVENTORY

Inventory at June 30, 2008 and December 31, 2007, consists of the following:

                        2008           2007
                     ----------     ----------

Raw materials        $  499,245     $  395,239
Work in progress        210,189        169,016
Finished goods          306,892        838,275
                     ----------     ----------

                     $1,016,326     $1,402,530
                     ==========     ==========


NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

                                                2008            2007
                                              ---------      ---------

Office furniture and equipment                $  84,134      $  83,393
Computer software                               106,800        101,150
Manufacturing equipment                         427,507        487,578
Leasehold improvements                           39,561         39,561
Construction in progress                        235,000             --
                                              ---------      ---------
                                                893,002        711,682
Accumulated depreciation and amortization      (176,086)       (75,312)
                                              ---------      ---------
                                              $ 716,916      $ 636,370
                                              =========      =========


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

The Company's intangible assets consist of the following at June 30, 2008 and December 31, 2007:

                                                  2008              2007
                                              ------------      ------------

Goodwill                                      $ 10,326,948      $ 10,326,948
                                              ============      ============

Patent costs and other intangible assets:
  Patent and trade secret costs               $ 19,284,886      $ 19,155,124
  Trademarks                                     1,188,000         1,188,365
  Client lists                                          --           846,000
  Web site                                          65,675            65,675
                                              ------------      ------------
                                                20,538,561        21,255,164
                                              ------------      ------------
Accumulated amortization
  Patent and trade secret costs                 (1,388,981)         (828,176)
  Client lists                                          --          (112,800)
  Web site                                         (12,211)           (5,643)
                                              ------------      ------------
                                                (1,401,192)         (946,619)
                                              ------------      ------------
                                              $ 19,137,369      $ 20,308,545
                                              ============      ============

The Company recorded an impairment loss of $648,600 at June 30, 2008, for the carrying value of its client list.


NOTE 6:  SHARE-BASED PAYMENTS
-----------------------------

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

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2008 and 2007:

                                                     2008             2007
                                                     ----             ----

     Expected term                                1-3 years          2 years
     Expected volatility                            79.21%           102.91%
     Expected dividend yield                          0%               0%
     Risk-free interest rate                        4.75%             4.75%
     Expected annual forfeiture rate                  0%               0%

A summary of option activity as of June 30, 2008, and changes during the six months then ended is presented below:


                                                               WEIGHTED
                                                   WEIGHTED    AVERAGE      AGGREGATE
                                                   AVERAGE     REMAINING    INTRINSIC
                                                   EXERCISE   CONTRACTUAL     VALUE
OPTIONS                               SHARES         PRICE     TERM (YRS)    ($000)
                                    ---------      --------   -----------   ---------

Outstanding, December 31, 2007      4,115,390
  Granted                           2,250,000
  Exercised                                --
  Forfeited or expired               (285,000)
                                   ----------
Outstanding, June 30, 2008          6,080,390      $   1.40      2.61       $   4,282
                                   ==========      ========   =======       ==========
Exercisable at June 30, 2008        3,975,390      $   1.43      1.89       $    4,081
                                   ==========      ========   =======       ==========



Options which are not a part of the Plans and are included in the option table above, include fully vested options to acquire 325,000 shares of the Company's common stock at an average exercise price of $1.86, an option to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.00 which vests in March 2009 and an option to acquire 1,000,000 shares of the Company's common stock at an exercise price of $1.50 which vests in March 2010.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.12 and $1.08, respectively. No options have been exercised.

As of June 30, 2008, there was $1,714,163 of total unrecognized compensation cost related to share-based option compensation arrangements.

As of June 30, 2008, there were 500,000 warrants with an exercise price of $0.80 per share which expire in the first quarter of 2011.


NOTE 7:  CAPITAL LEASE OBLIGATION
---------------------------------

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. During 2007, InnoZen entered into a five-year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008.

Total minimum lease payments:
     Six months ended December 31, 2008           118,386
     Year ended December 31, 2009                  23,352
     Year ended December 31, 2010                  23,352
     Year ended December 31, 2011                  23,352
     Year ended December 31, 2012                  13,622
                                                ---------
                                                  202,064
Amount representing interest                      (19,530)
                                                ---------
Present value of minimum lease payments           182,534
     Less current obligations                    (119,739)
                                                ---------
Non-current obligations under capital lease     $  62,795
                                                =========

The lease covers equipment and software with a cost of $518,866 and accumulated depreciation of $103,257 at June 30, 2008.

NOTE 8:  SECURED CONVERTIBLE DEBENTURES
---------------------------------------

The Company issued three secured convertible debentures in the total amount of $300,000, dated May 15, 2008, which mature on November 14, 2008 with interest at 8%. The debentures are secured by substantially all assets of the Company and are convertible, at the option of the holder for three years, into the Company's common stock at the rate of $0.40 per share.


NOTE 9:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

Future minimum lease payments for operating leases are: 2008 (6 months) - $247,500; 2009 - $381,000; 2010 - $199,000; 2011 - $202,000; 2012 - $206,000;
and thereafter - $447,000.

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

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP. The case is currently in the early discovery phase with no hearing scheduled untIL discovery is substantially complete.


NOTE 10: GOING CONCERN
----------------------

At June 30, 2008 and December 31, 2007 we had current assets of $1,566,719 and $2,411,410; current liabilities of $3,088,706 and $2,066,125; and negative working capital of $1,521,987 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805. We incurred a loss of $2,992,368 during the second quarter of 2008, which included depreciation and amortization of $392,868; amortization of non-cash stock compensation of $627,773; an asset impairment loss of $648,600; and inventory obsolescence loss of $274,840.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of June 30, 2008, $960,000 of Migami's contribution had been received by PMG. InnoZen owned 92% of PMG at March 31, 2008 and 84.64% at June 30, 2008. We received $30,000 from Migami in July 2008, which increased its ownership to 15.84%. It is unknown at this time if Migami will honor its commitment.

Our only capital equipment requirements were planned to be in PMG for which the agreed $3 million capital to be contributed by Migami would have been adequate to fund PMG's requirements. However, with the uncertain status of Migami's investment, additional capital equipment purchases have been delayed.

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

The Unico distribution deal is initially for PEDIASTRIPS and commenced in the third quarter of 2008. We are attempting to establish similar arrangements for our SPORTSTRIPS and FIX STRIPS. In addition, we expect to begin sales of our ENERGY FILM STRIPS and SURVIVAL STRIPS before the end of 2008. The Company is also seeking opportunities to establish film strip products for a number of products which are currently delivered in a different manner, such as liquids and pills. The Company expects this to develop into a large part of its business in the future.

In July 2008 the Company generated its initial sales with Unico of $174,450 with a second order scheduled for mid-August 2008 in the amount of $80,640. The Company also generated revenues from another new customer in July 2008 for $36,253 with a second order in the first week of August for $30,763. The Company also expects to ship an order for $125,000 in August 2008, which was prepaid in 2007 and on which the revenue has been deferred.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $392,000 per month, which includes the PMG manufacturing operation of approximately $101,000 per month. The PMG amount should be funded separately by PMG, assuming its funding is completed and the Company would be responsible for approximately $291,000 per month. This is a decrease of $34,000 per month from the overhead level at March 31, 2008. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even before the end of the first quarter of 2009. Based on this time-frame, the Company would need from $2 to $3 million to meet its minimum requirements, including PMG. The Company has made private placements of its common stock and as of June 30, 2008 had received $660,000 in net proceeds from the sale of its common stock and had borrowed $300,000 pursuant to convertible debentures. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

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

                       PLAN OF OPERATION AND GOING CONCERN

At June 30, 2008 and December 31, 2007 we had current assets of $1,566,719 and $2,411,410; current liabilities of $3,088,706 and $2,066,125; and negative working capital of $1,521,987 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805. We incurred a loss of $2,992,368 during the second quarter of 2008, which included depreciation and amortization of $392,868; amortization of non-cash stock compensation of $627,773; an asset impairment loss of $648,600; and inventory obsolescence loss of $274,840.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of June 30, 2008, $960,000 of Migami's contribution had been received by PMG. InnoZen owned 92% of PMG at March 31, 2008 and 84.64% at June 30, 2008. We received $30,000 from Migami in July 2008, which increased its ownership to 15.84%. It is unknown at this time if Migami will honor its commitment.

Our only capital equipment requirements were planned to be in PMG for which the agreed $3 million capital to be contributed by Migami would have been adequate to fund PMG's requirements. However, with the uncertain status of Migami's investment, additional capital equipment purchases have been delayed.

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

The Unico distribution deal is initially for PEDIASTRIPS and commenced in the third quarter of 2008. We are attempting to establish similar arrangements for our SPORTSTRIPS and FIX STRIPS. In addition, we expect to begin sales of our ENERGY FILM STRIPS and SURVIVAL STRIPS before the end of 2008. The Company is also seeking opportunities to establish film strip products for a number of products which are currently delivered in a different manner, such as liquids and pills. The Company expects this to develop into a large part of its business in the future.

In July 2008 the Company generated its initial sales with Unico of $174,450 with a second order scheduled for mid-August 2008 in the amount of $80,640. The Company also generated revenues from another new customer in July 2008 for $36,253 with a second order in the first week of August for $30,763. The Company also expects to ship an order for $125,000 in August 2008, which was prepaid in 2007 and on which the revenue has been deferred.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $392,000 per month, which includes the PMG manufacturing operation of approximately $101,000 per month. The PMG amount should be funded separately by PMG, assuming its funding is completed and the Company would be responsible for approximately $291,000 per month. This is a decrease of $34,000 per month from the overhead level at March 31, 2008. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even before the end of the first quarter of 2009. Based on this time-frame, the Company would need from $2 to $3 million to meet its minimum requirements, including PMG. The Company has made private placements of its common stock and as of June 30, 2008 had received $660,000 in net proceeds from the sale of its common stock and had borrowed $300,000 pursuant to convertible debentures. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                   ACQUISITION OF INNOZEN AND FORMATION OF PMG

On May 4, 2007, we issued 18,249,952 shares of our common stock to the shareholders of InnoZen and completed the acquisition of InnoZen through a merger of InnoZen with our wholly owned subsidiary, Acquisition Sub.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. At June 30, 2008, Migami had made a total of $960,000 of its contribution and at July 31, 2008, had made a total of $990,000 of its required contribution. It is unknown at this time if Migami will honor its commitment.

                                     LAWSUIT

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the ENLYTEN(TM) SPORT STRIP. The case is currently in the early discovery phase with no hearing planned untIL substantial completion of discovery.


             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

                                    REVENUES

During the three months ended June 30, 2008, we had product sales of $134,652 and revenues from license fees, royalties and services of $18,750, a total of $153,402. There were product sales of $18,689 in the corresponding 2007 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus freight.

General and administrative expenses ("G&A") increased to $1,143,955 in the three months ended June 30, 2008, from $836,356 in the 2007 period. The increase of $307,599 in G&A is primarily the G&A of InnoZen (included for two months in 2007) and PMG in the amount of $453,008. PMG was not a part of the Company in 2007. The Companies have made some cost reductions which will be more evident in the third quarter.

Selling and marketing costs ("SMC") are $222,214 in the three months ended June 30, 2008, as compared to $573,051 in the 2007 period. SMC decreased $350,837 in the 2008 period as compared to the 2007 period. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers.

Non-cash compensation expense was $627,773 in 2008 and $557,648 in 2007 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The 2008 amount also includes $221,750 as the cost of stock granted for consulting fees in the current quarter. Exclusive of this grant, the amortization cost for the quarter would have been $151,625 less, which is principally the result of contract terminations in the first quarter.

The Company determined to fully impair the client list acquired in the InnoZen acquisition in the net amount of $648,600. In addition, the Company recorded a charge in the amount of $274,840 for inventory obsolescence.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume. The Company had only nominal production in 2007 and in 2008 it began preparing the new manufacturing facility for operation.

Research and development ("R&D") costs amounted to $67,533 in 2008 and include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. The 2007 amount included expensing of R&D purchased from InnoZen in the amount of $847,336.

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                    REVENUES

During the six months ended June 30, 2008, we had product sales of $232,093 and revenues from license fees, royalties and services of $37,500, a total of $269,593. There were product sales of $24,585 in the corresponding 2007 period and revenues from license fees, royalties and services of $64,022, a total of

$88,607. While revenues have increased over 200%, the volume is inadequate to support the Company operations. The Company recorded its first revenues in July 2008 from the Unico contract discussed above and expects substantial sales growth in the future.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus freight.

G&A increased to $2,294,832 in the six months ended June 30, 2008, from $1,099,127 in the 2007 period. The increase of $1,195,705 in G&A is primarily the G&A of InnoZen (included for two months in 2007) and PMG in the amount of $1,260,856. PMG was not a part of the Company in 2007. The Companies have made some cost reductions which will be more evident in the third quarter.

SMC are $697,557 in the six months ended June 30, 2008, as compared to $982,225 in the 2007 period. SMC decreased $284,668 in the 2008 period as compared to the 2007 period. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers.

Non-cash compensation expense was $1,681,578 in 2008 and $945,591 in 2007 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The 2008 amount also includes $221,750 as the cost of stock granted for consulting fees in the second quarter. Exclusive of this grant, the amortization cost for the period would have been $514,237 more than the 2007 period, which is principally the result of contract terminations in the first quarter.

The Company determined to fully impair the client list acquired in the InnoZen acquisition in the net amount of $648,600. In addition, the Company recorded a charge in the amount of $274,840 for inventory obsolescence.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume. The Company had only nominal production in 2007 and in 2008 it began preparing the new manufacturing facility for operation.

Research and development ("R&D") costs amounted to $139,112 in 2008 and include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. The 2007 amount included expensing of R&D purchased from InnoZen in the amount of $847,336.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Acting Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and Acting CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 400,000 shares of its common stock for $160,000 in cash during the three months ended June 30, 2008. In addition, the Company issued 635,000 shares for services valued at $221,750 plus a stock subscription receivable in the amount of $500.

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

                                      HEALTHSPORT, INC.



August 13, 2008                       BY: /s/ Robert Kusher
                                          --------------------------------------
                                          Robert Kusher, Chief Executive Officer
                                              (Principal Executive Officer)