Form 10-Q
period 2008-09-30
Healthsport, Inc.
filed 2008-11-18
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d0
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2008


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

                                 (818) 593-4880
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                   Accelerated filer [ ]
Non-accelerated filer [ ]                     Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2008, was 45,383,397.


                                   HEALTHSPORT, INC. AND SUBSIDIARIES
                                                 INDEX


                                                                                                   PAGE

PART I            FINANCIAL INFORMATION (Unaudited)

Item 1:           Condensed Consolidated Balance Sheet as of September 30, 2008 and
                  December 31, 2007                                                                  3

                  Condensed Consolidated Statements of Operations for the three
                  months ended September 30, 2008 and 2007                                           4

                  Condensed Consolidated Statements of Operations for the nine months
                  ended September  30, 2008 and 2007                                                 5

                  Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2008 and 2007                                                  6

                  Notes to Condensed Consolidated Financial Statements                               8

Item 2:           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             19

Item 3:           Quantitative and Qualitative Disclosures About Market Risk                        24

Item 4T:          Controls and Procedures                                                           24

PART II           OTHER INFORMATION                                                                 25

                  Exhibits

HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                                                            2008
                                                                          UNAUDITED           2007
                                                                        ------------      ------------
                                Assets

Current assets:
  Cash and cash equivalents                                             $    210,871      $    167,323
  Accounts receivable                                                         40,841           107,312
  Inventory                                                                  794,536         1,402,530
  Prepaid expenses and other assets                                          356,859           734,245
                                                                        ------------      ------------
     Total current assets                                                  1,403,107         2,411,410
Property and equipment, net                                                  743,352           636,370
Goodwill                                                                  10,326,948        10,326,948
Patent costs and other intangible assets, net                             18,888,673        20,308,545
Other assets                                                                  77,318            21,524
                                                                        ------------      ------------
     Total assets                                                       $ 31,439,398      $ 33,704,797
                                                                        ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $  1,678,350      $  1,037,172
  Accrued expenses                                                           830,898           114,903
  Current portion of capital lease obligation                                 68,862           217,954
  Senior secured convertible promissory notes                                545,000                --
  Deferred revenue                                                           576,958           696,096
                                                                        ------------      ------------
     Total current liabilities                                             3,700,068         2,066,125
                                                                        ------------      ------------
   Notes payable                                                             163,000
  Capital lease obligation, less current portion                              58,550            70,963
                                                                        ------------      ------------
          Total liabilities                                                3,921,618         2,137,088
                                                                        ------------      ------------

Minority interest                                                            901,158                --

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                      --                --
  Common stock: $.0001 par value; authorized 500,000,000
    shares; 45,383,397 and 42,898,397 shares issued and outstanding
    at September 30, 2008 and December 31, 2007, respectively                  4,538             4,290
  Additional paid-in capital                                              69,171,343        67,980,373
  Intrinsic value of common stock options                                 (1,414,375)       (2,860,229)
  Stock subscription receivable                                                 (500)               --
  Accumulated deficit                                                    (41,144,384)      (33,556,725)
                                                                        ------------      ------------
     Total stockholders' equity                                           26,616,622        31,567,709
                                                                        ------------      ------------
          Total liabilities and stockholders' equity                    $ 31,439,398      $ 33,704,797
                                                                        ============      ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)


                                                           2008              2007
                                                       ------------      ------------

Revenue
  Product sales                                        $    580,224      $    110,473
  License fees, royalties and services                       18,750            45,134
                                                       ------------      ------------
     Total revenues                                         598,974           155,607
                                                       ------------      ------------
Costs and expenses
  Cost of product sold                                      445,289            53,774
  General and administrative expense                        940,299         1,373,358
  Marketing and selling expense                             358,530           670,264
  Non-cash compensation expense                             351,747           600,789
  Manufacturing costs                                        17,978           303,096
  Research and development costs                             30,106           130,614
                                                       ------------      ------------
     Total costs and expenses                             2,143,949         3,131,895
                                                       ------------      ------------
          Net loss from operations                       (1,544,975)       (2,976,288)
                                                       ------------      ------------
Other income (expense):
     Interest income                                            406            21,968
     Interest expense                                       (16,795)           (6,618)
                                                       ------------      ------------
          Other income (expense)                            (16,389)           15,350
                                                       ------------      ------------
Net loss before income taxes and minority interest       (1,561,364)       (2,960,938)
     Provision for income taxes                                  --                --
                                                       ------------      ------------
          Net loss before minority interest              (1,561,364)       (2,960,938)
Minority interest                                            36,416                --
                                                       ------------      ------------
          Net loss                                     $ (1,524,948)     $ (2,960,938)
                                                       ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED                  $      (0.03)     $      (0.07)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                      45,318,180        41,766,897
                                                       ============      ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)


                                                           2008              2007
                                                       ------------      ------------

Revenue
  Product sales                                        $    812,317      $    135,058
  License fees, royalties and services                       56,250           109,156
                                                       ------------      ------------
     Total revenues                                         868,567           244,214
                                                       ------------      ------------
Costs and expenses
  Cost of product sold                                      562,389            83,542
  General and administrative expense                      3,235,131         2,472,484
  Marketing and selling expense                           1,056,087         1,652,489
  Non-cash compensation expense                           2,033,325         1,546,380
  Asset impairment                                          648,600                --
  Inventory obsolescence                                    274,840                --
  Manufacturing costs                                       535,278           433,594
  Research and development costs                            169,217         1,020,672
                                                       ------------      ------------
     Total costs and expenses                             8,514,867         7,209,161
                                                       ------------      ------------
          Net loss from operations                       (7,646,300)       (6,964,947)
                                                       ------------      ------------
Other income (expense):
     Other income                                             5,584                --
     Interest income                                          1,175            65,589
     Interest expense                                       (36,960)          (11,725)
                                                       ------------      ------------
          Other income (expense)                            (30,201)           53,864
                                                       ------------      ------------
Net loss before income taxes and minority interest       (7,676,501)       (6,911,083)
     Provision for income taxes                                  --                --
                                                       ------------      ------------
          Net loss before minority interest              (7,676,501)       (6,911,083)
Minority interest                                            88,842                --
                                                       ------------      ------------
          Net loss                                     $ (7,587,659)     $ (6,911,083)
                                                       ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED                  $      (0.17)     $      (0.22)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                      44,531,864        31,964,819
                                                       ============      ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

                                                                         2008              2007
                                                                     -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(7,587,659)     $(6,911,084)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Minority interest                                                 (88,842)              --
       Amortization of non-cash stock compensation                     1,811,575        1,546,380
       Depreciation and amortization                                   1,053,313          616,928
       Acquired research and development cost                                 --          847,336
       Common stock issued for services                                  221,750               --
       Asset impariment                                                  648,600               --
       Inventory obsolescence                                            274,840               --
       Change in other assets and liabilities:
         Accounts receivable                                             136,471         (103,594)
         Inventory                                                       333,153         (562,004)
         Prepaid expenses and other assets                               242,337         (368,354)
         Accounts payable                                                804,179          584,630
         Accrued expenses                                                526,857           85,826
                                                                     -----------      -----------
            Net cash used in operating activities                     (1,623,426)      (4,263,936)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in excess of cash paid in acquisition of InnoZen              --           16,832
  Legal fees associated with acquisition of Neutracuticals                    --          (15,811)
  Loans to InnoZen prior to acquisition                                       --         (500,000)
  Acquisition of property and equipment                                 (389,022)        (187,477)
                                                                     -----------      -----------
            Net cash used in investing activities                       (389,022)        (686,456)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Collect stock subscription receivable                                   22,500          250,000
  Capital contribution by joint venture partner                          990,000               --
  Loan proceeds                                                          545,000               --
  Loan repayment to shareholder                                               --         (108,285)
  Capital lease payments                                                (161,504)         (79,494)
  Sale of common stock                                                   660,000        5,446,974
                                                                     -----------      -----------
            Net cash provided by financing activities                  2,055,996        5,509,195
                                                                     -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 43,548          558,803
CASH AND CASH EQUIVALENTS, beginning of period                           167,323          318,144
                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                             $   210,871      $   876,947
                                                                     ===========      ===========

                                                                                    (Continued)

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

                                                                                   2008              2007
                                                                               ------------     ------------

Supplemental cash flow information

Cash paid for interest and income taxes:
  Interest                                                                     $      7,733     $     11,725
  Income taxes                                                                           --               --

Non-cash investing and financing activities: Issuance of common stock for:
    Investment in InnoZen, Inc.:
      Current assets, excluding cash                                                     --          584,993
      Property and equipment                                                             --          471,188
      Goodwill and other intangible assets                                               --       27,643,918
     Research and development                                                            --          847,336
      Other assets                                                                       --           10,583
                                                                                                ------------
          Total assets                                                                   --       29,558,018
      Liabilities assumed                                                                --       (1,449,922)
      Liabilities to HealthSport, Inc.                                                   --         (750,000)
                                                                                                ------------
          Purchase price (net assets acquired)                                           --       27,358,096
      Common stock issued                                                                --      (27,374,928)
                                                                                                ------------
          Cash acquired in excess of cash paid                                           --           16,832
                                                                                                ============
    Trade names and web site                                                             --           74,000
    Stock subscription receivable                                                       500          172,754
    Prepaid royalties                                                                    --          204,000
    Accrued expense                                                                      --           15,000
    Property and equipment acquired with a capital lease                                 --           99,172


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
                                                             ============


Unaudited pro forma results of operations for the nine-month period ended September 30, 2007, as if the Company and InnoZen had been combined as of the beginning of the period follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The Company and InnoZen are combined in 2008 and for the three months ending September 30, 2007. Accordingly pro forma results are not necessary for 2008.

                                            NINE MONTHS
                                              ENDED
                                        SEPTEMBER 30, 2007

Net revenues                              $   654,509
Net loss                                    7,464,949

Net loss per share, basic and diluted     $     (0.19)

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for PMG. Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus

25%. PMG's cash balance of $21,268 is not available for use for obligations of HealthSport and its other subsidiaries. At September 30, 2008, Migami had paid $990,000 of the $3,000,000 commitment. It is unknown at this time if Migami will honor its commitment.


NOTE 3:  INVENTORY

Inventory at September 30, 2008 and December 31, 2007, consists of the following:


                             2008            2007
                          ----------     ----------

     Raw materials        $  302,446     $  395,239
     Work in progress        285,393        169,016
     Finished goods          206,697        838,275
                          ----------     ----------
                          $  794,536     $1,402,530
                          ==========     ==========


NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

                                                     2008           2007
                                                   ---------      ---------

     Office furniture and equipment                $  82,576      $  83,393
     Computer software                               106,800        101,150
     Manufacturing equipment                         427,507        487,578
     Leasehold improvements                           39,561         39,561
     Construction in progress                        273,813             --
                                                   ---------      ---------
                                                     930,257        711,682
     Accumulated depreciation and amortization      (186,905)       (75,312)
                                                   ---------      ---------
                                                   $ 743,352      $ 636,370
                                                   =========      =========


NOTE 5:  INTANGIBLE ASSETS
--------------------------

The Company accounts for goodwill and intangible assets in accordance with SFAS 142 and SFAS 144. Goodwill and other intangible assets are tested annually, at a minimum, for impairment. Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to InnoZen's formulations and are being amortized over seventeen years. Trademarks represent the cost of acquired trademarks, which are not being amortized. Client lists represents the cost of acquired client lists which were being amortized over five years.

The Company's intangible assets consist of the following at September 30, 2008 and December 31, 2007:

                                                      2008              2007
                                                  ------------     ------------

     Goodwill                                     $ 10,326,948     $ 10,326,948
                                                  ============     ============

     Patent costs and other intangible assets:
       Patent and trade secret costs              $ 19,319,876     $ 19,155,124
       Trademarks                                    1,188,000        1,188,365
       Client lists                                         --          846,000
       Web site                                         65,675           65,675
                                                  ------------     ------------
                                                    20,573,551       21,255,164
                                                  ------------     ------------
     Accumulated amortization
       Patent and trade secret costs                (1,669,383)        (828,176)
       Client lists                                         --         (112,800)
       Web site                                        (15,495)          (5,643)
                                                  ------------     ------------
                                                    (1,684,878)        (946,619)
                                                  ------------     ------------
                                                  $ 18,888,673     $ 20,308,545
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

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2008 and 2007:

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

A summary of option activity as of September 30, 2008, and changes during the nine months then ended is presented below:


                                                                              WEIGHTED
                                                                 WEIGHTED      AVERAGE      AGGREGATE
                                                                 AVERAGE       REMAINING    INTRINSIC
                                                                 EXERCISE     CONTRACTUAL     VALUE
OPTIONS                                            SHARES         PRICE       TERM (YRS)     ($000)
-------                                            ------         -----       ----------     ------

Outstanding, December 31, 2007                      4,115,390
  Granted                                           2,250,000
  Exercised                                                --
  Forfeited or expired                               (285,000)
                                                -------------
Outstanding, September 30, 2008                     6,080,390        $ 1.40         2.36       $ 4,283
                                                =============        ======         ====       ========
Exercisable at September 30, 2008                   3,975,390        $ 1.43         1.63       $ 4,082
                                                =============        ======         ====       ========

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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.12 and $1.08, respectively. No options have been exercised.

As of September 30, 2008, there was $1,414,375 of total unrecognized compensation cost related to share-based option compensation arrangements.

As of September 30, 2008, there were 500,000 warrants with an exercise price of $0.80 per share which expire in the first quarter of 2011.


NOTE 7:  CAPITAL LEASE OBLIGATION

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease and no gain was recognized on the transaction. During 2007, InnoZen entered into a five-year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008.

Total minimum lease payments:
     Three months ended December 31, 2008          59,193
     Year ended December 31, 2009                  23,352
     Year ended December 31, 2010                  23,352
     Year ended December 31, 2011                  23,352
     Year ended December 31, 2012                  13,622
                                                ---------
                                                  142,871
Amount representing interest                      (15,458)
                                                ---------
Present value of minimum lease payments           127,413
     Less current obligations                     (68,863)
                                                ---------
Non-current obligations under capital lease     $  58,550
                                                =========

The lease covers equipment and software with a cost of $518,866 and accumulated depreciation of $125,110 at September 30, 2008. At September 30, 2008 the Company had $142,280 in accounts payable for lease payments that had not been made.

NOTE 8:  NOTES PAYABLE

SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

The Company issued three secured convertible debentures in the total amount of $300,000, dated May 15, 2008, which mature on November 14, 2008 with interest at 8%. The debentures are secured by substantially all assets of the Company and are convertible, at the option of the holder for three years, into the Company's common stock at the rate of $0.40 per share. These debentures were converted on September 30, 2008 into Senior Secured Convertible Promissory Notes that are due on September 30, 2009. These notes bear interest at 12% and are convertible, at the option of the holder into the Company's common stock at the rate of $0.15 per share. The Company received another $245,000 from lenders in August and September, 2008 that are part of the Senior Secured Convertible Promissory Notes.

CONVERTIBLE PROMISSORY NOTES

The Company issued a convertible promissory note on August 1, 2008 in the amount of $63,000 to a lender for payments made to a vendor. The note bears interest at 8%, is due on 12/1/09 and is convertible into common stock of the Company at $0.15 per share. On September 30, 2008 the Company issued a convertible promissory note to a vendor in the amount of $100,000 in exchange for $100,000 of trade debt to the vendor. The note bears interest at 8%, is due on January 1, 2010 and is convertible into common stock of the Company at $0.15 per share.


NOTE 9:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company maintains its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year non-cancelable lease agreement for the Enlyten office in Amherst, New York. The lease requires monthly payments of $2,364 for the year ending January 31, 2008, $2,409 for the year ending January 31, 2009 and $2,455 for the year ending January 31, 2010. The Company has closed the office in Amherst, New York and at September 30, 2008, has $10,023 in accounts payable for rental payments not made.

InnoZen leases its facility in Woodland Hills, California pursuant to a non-cancelable agreement which expires on January 1, 2010. InnoZen has the option to extend the term for one additional year.

The Company leases a manufacturing facility in Ventura, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. No rent was due for January and February 2008 while the Company was working on equipment installation. This is the facility which PMG planned to occupy. At September 30, 2008 PMG has $31,381 in accounts payable for rent payments not made.

Future minimum lease payments for operating leases are: 2008 (3 months) - $85,400; 2009 - $381,000; 2010 - $199,000; 2011 - $202,000; 2012 - $206,000; and
thereafter - $447,000.

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

During 2006, InnoZen entered into a distribution contract with Schering-Plough PTY Limited ("Schering") whereby InnoZen granted to Schering an exclusive, royalty-free license to distribute, market, offer to sell and import InnoZen's film strip products in Australia, New Zealand, Singapore, Indonesia, Pakistan, Hong Kong, Taiwan, Vietnam, Malaysia, Thailand, Korea, Philippines, India and China ("territories"). Schering appointed InnoZen as the exclusive supplier of film strip products in the cough and cold market to Schering for distribution in the territories. With respect to all purchase orders submitted by Schering to InnoZen, Schering shall pay InnoZen 50% of the invoice amount upon submitting the purchase order and the remaining 50% of the invoice amount when Schering receives shipping notification of the order. The contract expires in May 2011. At September 30, 2008 no products had been approved for sale under the agreement.

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


NOTE 10: GOING CONCERN

At September 30, 2008 and December 31, 2007 we had current assets of $1,403,107 and $2,411,410; current liabilities of $3,700,068 and $2,066,125; and negative working capital of $2,296,961 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805. We incurred a loss of $2,992,368 during the second quarter of 2008, which included depreciation and amortization of $392,868; amortization of non-cash stock compensation of $627,773; an asset impairment loss of $648,600; and inventory obsolescence loss of $274,840. We incurred a loss of $1,524,948 during the third quarter of 2008, which included depreciation and amortization of $294,982 and amortization of non-cash compensation of $351,747.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of September 30, 2008, $990,000 of Migami's contribution had been received by PMG. InnoZen owned 92% of PMG at March 31, 2008 and 84.64% at June 30, 2008. We received $30,000 from Migami in July 2008, which increased its ownership to 15.84%. It is unknown at this time if Migami will honor its commitment.

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

In October 2008 the Company received another order from Unico in the amount of $235,000. Also, in October 2008 the Company received an order from another customer in the amount of $95,000. Both orders are expected to be fulfilled and shipped in November 2008. On October 20, 2008 the Company borrowed $125,000 from a bank that is due to be repaid on December 20, 2008. The note has interest due at prime and is collateralized by various assets of the Company.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $197,000 per month, which includes the PMG manufacturing operation of approximately $58,000 per month. The PMG amount should be funded separately by PMG, assuming its funding is completed and the Company would be responsible for approximately $139,000 per month. This is a decrease of $195,000 per month from the overhead level at June 30, 2008. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even before the end of the first quarter of 2009. Based on this time-frame, the Company would need from $2 to $3 million to meet its minimum requirements, including PMG. The Company has made private placements of its common stock and as of September 30, 2008 had received $660,000 in net proceeds from the sale of its common stock and had borrowed $545,000 pursuant to convertible debentures. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

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

                       PLAN OF OPERATION AND GOING CONCERN

At September 30, 2008 and December 31, 2007 we had current assets of $1,403,107 and $2,411,410; current liabilities of $3,700,068 and $2,066,125; and negative working capital of $2,296,961 and working capital of $345,285, respectively. We incurred a loss of $3,070,344 during the first quarter of 2008, which included depreciation and amortization of $365,463 and amortization of non-cash stock compensation of $1,053,805. We incurred a loss of $2,992,368 during the second quarter of 2008, which included depreciation and amortization of $392,868; amortization of non-cash stock compensation of $627,773; an asset impairment loss of $648,600; and inventory obsolescence loss of $274,840. We incurred a loss of $1,524,948 during the third quarter of 2008, which included depreciation and amortization of $294,982 and amortization of non-cash compensation of $351,747.

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. As of September 30, 2008, $990,000 of Migami's contribution had been received by PMG. InnoZen owned 92% of PMG at March 31, 2008 and 84.64% at June 30, 2008. We received $30,000 from Migami in

July 2008, which increased its ownership to 15.84%. It is unknown at this time if Migami will honor its commitment.

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

In October 2008 the Company received another order from Unico in the amount of $235,000. Also, in October 2008 the Company received an order from another customer in the amount of $95,000. Both orders are expected to be fulfilled and shipped in November 2008. In November 2008 the Company received an order for $171,500 from another customer that is scheduled to ship in December 2008. On October 20, 2008 the Company borrowed $125,000 from a bank that is due to be repaid on December 20, 2008. The note has interest due at prime and is collateralized by various assets of the Company.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $197,000 per month, which includes the PMG manufacturing operation of approximately $58,000 per month. The PMG amount should be funded separately by PMG, assuming its funding is completed and the Company would be responsible for approximately $139,000 per month. This is a decrease of $195,000 per month from the overhead level at June 30, 2008. The Company is analyzing its current costs and is attempting to make additional cost reductions where possible. Current sales will not be adequate to support this level of operating costs. We estimate that sales will develop to the level necessary to be at or near cash flow break-even before the end of the first quarter of 2009. Based on this time-frame, the Company would need from $2 to $3 million to meet its minimum requirements, including PMG. The Company has made private placements of its common stock and as of September 30, 2008 had received $660,000 in net proceeds from the sale of its common stock and had borrowed $545,000 pursuant to convertible debentures. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed. On October 20, 2008 the Company borrowed $125,000 from a bank that is due to be repaid on December 20, 2008. The note has interest due at prime and is collateralized by various assets of the Company.

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

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami, Inc. ("Migami") for Pacific Manufacturing Group, LLC ("PMG"). Among other things, the LLC Agreement calls for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen to license its technology to PMG for its 52% ownership. In summary, the agreement provides that PMG will manufacture all strip and other products for each member at cost plus 25%. At June 30, 2008, Migami had made a total of $960,000 of its contribution and at September 30, 2008, had made a total of $990,000 of its required contribution. It is unknown at this time if Migami will honor its commitment.

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

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                                    REVENUES

During the three months ended September 30, 2008, we had product sales of $580,224 and revenues from license fees, royalties and services of $18,750, a total of $598,974. There were product sales of $110,473 and revenue from license fees, royalties and services of $45,134, a total of $155,607 in the corresponding 2007 period.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus freight.

General and administrative expenses ("G&A") decreased to $940,299 in the three months ended September 30, 2008, from $1,373,357 in the 2007 period. The decrease of $433,058 (31.5%) in G&A is the result of decreases at all levels of the Company, including corporate overhead and the G&A costs at the manufacturing operation. The Companies have made additional cost reductions which will be more evident in the fourth quarter.

Selling and marketing costs ("SMC") are $358,530 in the three months ended September 30, 2008, as compared to $670,264 in the 2007 period. SMC decreased $311,734 in the 2008 period as compared to the 2007 period. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers.

Non-cash compensation expense was $351,747 in 2008 and $600,789 in 2007 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The decline is primarily the result of expensing the balance on expired options.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume. The Company had only nominal production in 2007 and in 2008 it initially began preparing the new manufacturing facility for operation. However, due to a lack of sales and available funds, manufacturing has continued at the original facility.

Research and development ("R&D") costs amounted to $30,106 in 2008 and $130,614 in 2007. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company.

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                                    REVENUES

During the nine months ended September 30, 2008, we had product sales of $812,317 and revenues from license fees, royalties and services of $56,250, a total of $868,567. There were product sales of $135,058 in the corresponding 2007 period and revenues from license fees, royalties and services of $109,156, a total of $244,214. While revenues have increased over 200%, the volume is inadequate to support the Company operations. The Company recorded its first revenues in July 2008 from the Unico contract discussed above and expects substantial sales growth in the future.

                               COSTS AND EXPENSES

Cost of product sold includes the direct cost of product sold plus freight.

G&A increased to $3,235,131 in the nine months ended September 30, 2008, from $2,472,484 in the 2007 period. The increase of $762,647 in G&A is the result of the G&A of InnoZen being included for only five months in 2007. Had InnoZen been included for all of 2007, the 2007 G&A would have been approximately $1.2 million higher. Accordingly, G&A actually decreased from the 2007 level by approximately 14%. The Companies have made additional cost reductions which will be more evident in the fourth quarter.

SMC are $1,056,087 in the nine months ended September 30, 2008, as compared to $1,652,489 in the 2007 period. SMC decreased $596,402 in the 2008 period as compared to the 2007 period. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers.

Non-cash compensation expense was $2,033,325 in 2008 and $1,546,380 in 2007 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The 2008 amount also includes $221,750 as the cost of stock granted for consulting fees in the second quarter. Exclusive of this grant, the amortization cost for the period would have been $265,195 more than the 2007 period, which is principally the result of contract terminations in the first quarter.

The Company determined to fully impair the client list acquired in the InnoZen acquisition in the net amount of $648,600. In addition, the Company recorded a charge in the amount of $274,840 for inventory obsolescence. Both of the above were recorded in the second quarter.

Manufacturing costs represent the costs incurred during the manufacturing process that are not capitalized into inventory based on current production volume. The Company had only nominal production in 2007 and in 2008 it began preparing the new manufacturing facility for operation.

Research and development ("R&D") costs amounted to $169,217 in 2008 and include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. The 2007 amount included expensing of R&D purchased from InnoZen in the amount of $847,336.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Acting Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Acting CEO and Acting CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the Acting CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock sales in the third quarter of 2008.


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

                                          HEALTHSPORT, INC.



November 18, 2008                         BY: /s/ M.E. "Hank" Durschlag
                                              ----------------------------------
                                              M.E. "Hank" Durschlag,
                                             Acting Chief Executive Officer
                                            (Principal Executive Officer)