Form 10-K
period 2008-12-31
Healthsport, Inc.
filed 2009-04-24
CIK 777516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                         COMMISSION FILE NUMBER 0-23100

                                HEALTHSPORT, INC.
              (Exact name of small business issuer in its charter)

              DELAWARE                                    22-2649848
    (State or Other Jurisdiction                         (IRS Employer
  of Incorporation or Organization)                   Identification No.)

        10130 MALLARD CREED ROAD, SUITE 331, CHARLOTTE, NC          28262
              (Address of Principal Executive Office)            (Zip Code)

            7633 E 63RD PLACE, SUITE 220, TULSA, OK                74133
         (Former Address of Principal Executive Office)         (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (704) 944-3574

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.0001 PAR VALUE
                              (TITLE OF EACH CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_]; No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_]; No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes? [X]; No [_].

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

Large accelerated filer [_]         Non-accelerated filer [_]
Accelerated filer [_]               Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [_]; No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $9,229,997.

As of February 28, 2009, the registrant had outstanding 49,859,082 shares of its common stock, par value of $0.0001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

                                                  HEALTHSPORT, INC.

                                                  TABLE OF CONTENTS

                                                      FORM 10-K

                                                        Part I


                                                                                                                 Page
                                                        PART I
Item 1            Business                                                                                         4
Item 1A           Risk Factors                                                                                    11
Item 2            Properties                                                                                      12
Item 3            Legal Proceedings                                                                               12
Item 4            Submission of Matters to a Vote of Security Holders                                             12

                                                       PART II
Item 5            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities                                                                13
Item 6            Selected Financial Data                                                                         15
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operation            15
Item 7A           Quantitative and Qualitative Disclosures about Market Risk                                      23
Item 8            Financial Statements and Supplementary Data                                                     24
Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            48
Item 9A(T)        Controls and Procedures                                                                         48
Item 9B           Other Information                                                                               50

                                                       PART III
Item 10           Directors, Executive Officers and Corporate Governance                                          51
Item 11           Executive Compensation                                                                          54
Item 12           Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                                                58
Item 13           Certain Relationships and Related Transactions, and Director Independence                       60
Item 14           Principal Accountant Fees and Services                                                          60

                                                       PART IV
Item 15           Exhibits and Financial Statement Schedules                                                      61

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


                                     PART I

ITEM 1:   BUSINESS

                              BUSINESS DEVELOPMENT

HealthSport, Inc. (together with its subsidiaries, hereinafter referred to as the "Company", "HealthSport", "we" or "us"), is a holding company, originally incorporated on July 25, 1985 in Delaware, and currently has the following wholly-owned subsidiaries which were active during the past year:

o        Enlyten, Inc. ("Enlyten"), a Nevada corporation, organized on November
         28, 2006;

o Health Strip Solutions, LLC ("Health Strip"), a Nevada limited liability corporation, organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;

o Healthsport Nutraceutical Products, Inc. ("Nutraceutical"), a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006; name changed from Cooley Nutraceuticals, Inc. on January 15, 2009; and

o InnoZen, Inc. ("InnoZen"), a Nevada corporation organized on May 30, 2002; acquired on May 4, 2007.

On April 24, 2006, we filed a Definitive Information Statement pursuant to
Section 14C which provided that effective May 15, 2006; 1) our name would be changed to HealthSport, Inc.; 2) our issued and outstanding shares would be reverse-split one share for each 200 shares; and 3) our Certificate of Incorporation would be restated to reflect these amendments. These amendments were approved by our Board of Directors and in writing by 52.33% of our shareholders on March 31, 2006. Accordingly, effective May 15, 2006, our name was changed to HealthSport, Inc., our shares were reverse-split one for 200, and our Certificate of Incorporation was restated to reflect these amendments. We have made the change in outstanding shares and all references to shares have been retroactively restated for all periods included in this report on Form 10-K.

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

                               INNOZEN ACQUISITION

On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly owned subsidiary, all Delaware corporations, in exchange for 18,249,952 shares of the Company's common stock. In accordance with Delaware General Corporate Law and pursuant to the terms and conditions of the Merger Agreement, Acquisition Sub was merged with and into InnoZen, after which, InnoZen became the Company's wholly-owned subsidiary and continues as the surviving corporation and the separate existence of Acquisition Sub ceased.

InnoZen is a formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip.

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

Using InnoZen's in-house research, development and manufacturing capabilities, HealthSport has the ability to rapidly formulate and develop new thin film products and other products using various additional oral delivery systems such as gels. As a result, HealthSport anticipates a steady stream of new products.

In 2008, InnoZen entered into a joint venture agreement with Migami, Inc. ("Migami") and was to be 52% owner of Pacific Manufacturing Group, LLC, ("PMG"), a California limited liability corporation organized on December 7, 2007 and activated effective February 1, 2008, which was formed to build a world-wide regulatory compliant manufacturing facility with cutting edge innovation and stringent quality control, which will be cGMP compliant. Current manufacturing is completed at the InnoZen laboratory and pilot plant in Woodland Hills, California. Migami was scheduled to contribute $3,000,000 for its 48% interest in PMG. However, Migami was able to make only $990,000 of the required capital contributions. This resulted in substantial delays in completing the manufacturing facility which is located in Oxnard, California. Production commenced in January 2009, although all operations have not yet been relocated to this facility. As a result of the delays in funding from Migami, it forfeited all rights under the joint venture agreement. After it was determined that PMG could not obtain the necessary capital to complete the manufacturing facility and fund the monthly losses, it was decided PMG should be closed. Subsequently, InnoZen sold its interest on December 30, 2008 for nominal consideration.

Enlyten was formed to develop, brand, secure domestic and international distribution, launch and market our various product lines through the execution of targeted and strategic marketing plans.

HealthSport and InnoZen developed four new products that launched at the end of 2008, including ENLYTEN(TM) ENERGY STRIPS, ENLYTEN(TM) MELATONIN SLEEP STRIPS, ENLYTEN(TM) ELECTROLYTE PLUS STRIPS and ENLYTEN(TM) ANTIOXIDANT STRIPS. These products all use our bi-layer delivery system and have been specifically formulated for distribution through the T. Lynn Mitchell Companies, LLC and are to be marketed on a national basis beginning in January 2009.


                                PRODUCT OVERVIEW

Our mission is to be a leader in developing and manufacturing pharmaceutical products in unique and convenient oral delivery formats using science and innovation to improve people's lives. The main method of achieving this is by use of "medicine in a strip"(R) that can be orally ingested. Flavor is an important part of the film strip development process and our team has extensive experience in developing flavors in film strips.

This goal can be achieved by creatively applying our unique, proprietary knowledge and technology to create unique medicines in a strip that enable drug developers to have an alternative and proprietary method of delivering their existing products, as well as new products, and of extending and expanding their respective market positions, brands, distribution networks and intellectual property.

SPORTSTRIPS

Over the past year and half, InnoZen has been applying its film strip technology formulation and manufacturing expertise to develop film strips containing electrolytes. Electrolytes are chemicals that form electrically-charged particles (ions) in body fluids. These ions carry the electrical energy necessary for many functions, including nerve impulse transmission and muscle contractions.

Many normal body functions depend on electrolytes, and optimal athletic performance requires a consistent and adequate supply of these important nutrients. Electrolytes such as those found in SPORTSTRIPS, along with water, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Drinking water alone is not the best way to restore fluid levels after extreme athletic activity because it dilutes the salts inside the body's cells and interferes with their chemical functions. This can lead to water intoxication. (This and other side-effects can be a similar negative consequence of excess ingestion of popular liquid electrolyte solutions.)

Our SPORTSTRIPS have been tested by Dr. David Berkoff of Duke Sports Medicine's K-Lab and have so far provided positive results. With the patented film strip technology developed by InnoZen and testing completed by Dr. Berkoff, we began marketing SPORTSTRIPS in the summer of 2007.

PEDIASTRIPS

We have developed a new product customized to replenish electrolytes and aid in faster and more efficient hydration for children with flu symptoms, vomiting or diarrhea. PEDIASTRIPS are a cutting edge technology that delivers essential electrolytes to children without sugar or other non-essential additives. We began marketing PediaStrips in the fourth quarter of 2007.

FIX STRIPS(TM)

FIX STRIPS were developed to provide fast, effective and safe relief for those individuals who incorporate social drinking into their lifestyle. FIX STRIPS are a nutritional supplement that quickly and effectively provides caffeine, electrolytes, antioxidants and other essential vitamins and minerals. We began marketing FIX STRIPS in the fourth quarter of 2007. The product is currently undergoing a change in formulation to improve the taste and should begin shipping again in 2009.

SURVIVAL STRIPS

We are currently working with the United States Military to evaluate and test the effectiveness of SURVIVAL Strips. SURVIVAL STRIPS are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds. SURVIVAL STRIPS are being designed specifically for military personnel as a convenient, light weight, heat stable, effective remedy to fatigue, drowsiness, dehydration and diminished performance during routine and special operations. The strips are being examined in military populations to evaluate their effectiveness in providing energy, increasing alertness, combating dehydration and improving performance in extended operations.

The following products all use our bi-layer delivery system and have been specifically formulated for distribution through the T. Lynn Mitchell Companies, LLC and are to be marketed on a national basis beginning in January 2009.

ENLYTEN(TM) MELATONIN PLUS STRIPS

ENLYTEN MELATONIN PLUS STRIPS are designed with a blend of melatonin and theanine as a natural aid to help you sleep better. Melatonin has been shown to relieve occasional sleeplessness. Theanine has been shown to reduce ordinary mental and physical stress.

ENLYTEN(TM) ENERGY STRIPS

ENLYTEN ENERGY STRIPS are fast acting and easy to use. ENLYTEN ENERGY STRIPS contain zero carbohydrates, zero fat, and zero sugar. Our scientific blend of B vitamins, caffeine and herbs will leave you refreshed, rejuvenated and re-energized.

ENLYTEN(TM) ANTIOXIDANT STRIPS

The ingredients in the ENLYTEN ANTIOXIDANT STRIPS, along with a healthy diet and exercise, can help you with recovery and overall health. These strips are formulated with components having the most scientifically proven antioxidant properties.

ENLYTEN(TM) ELECTROLYTES PLUS STRIPS

ENLYTEN ELECTROLYTES PLUS STRIPS are designed to provide your body with much needed electrolytes and antioxidants prior to and during exercise to promote optimal physical performance. They help maintain proper electrolyte balance which is essential for proper hydration as well as muscle and nerve function. These strips provide a source of electrolytes and antioxidants available for people with an active lifestyle.

PRODUCTS UNDER DEVELOPMENT

We are currently working on a number of additional products which can be delivered using our bi-layer strip delivery system. These include pain relievers, anti-diarrhea, weight-loss, sedatives, and vitamin products. Pharmaceutical applications and veterinarian market products are also being formulated for testing.

                                INDUSTRY OVERVIEW

We are a drug delivery company specializing in proprietary dissolving thin film pharmaceutical products. Our thin film, which is similar in size, shape and thickness to a postage stamp, dissolves rapidly and utilizes a novel process and proprietary encapsulation compositions to mask the taste of the drug contained within the film. We believe these qualities render our thin film easy to use and, consequently, will improve patient compliance, providing a significant benefit to patients, their prescribing physicians and healthcare institutions. Our thin film drug delivery technology is currently used in the over-the-counter, or OTC, marketplace, and we are developing thin film containing prescription drugs. By incorporating approved drugs with soon-to-expire or expired patents into our thin film, we believe we can extend their patent lives and protect the drug revenues important to our existing and future pharmaceutical partners. Furthermore, we are building the infrastructure required to produce our thin film rapidly and at scale.

We believe our thin film delivery technology has several material benefits over existing drug delivery forms and should enjoy strong physician, patient and consumer acceptance. Our thin film improves convenience and ease of use through discretion and portability and precludes the need for water or liquids. Our thin film may also improve dosing accuracy relative to liquid formulations thereby ensuring proper dosing for the pediatric, geriatric and mentally ill patients where proper administration is often difficult. In addition, our thin film provides ease of dosing for patients with conditions that make it difficult to swallow other solid dosage forms such as tablets or capsules.

Our proprietary thin film drug delivery technology is supported by a significant portfolio of intellectual property, which we believe differentiates us from our competitors. We believe this technology will enable pharmaceutical companies to better manage the life cycle of their products. By combining our thin film delivery technology with existing drugs, we believe our thin film can strategically differentiate existing or soon-to-be generic drugs from potential generic competitors and can help protect branded prescription products against existing or new generic entries by providing additional patent protection or exclusivity in the marketplace. Additionally, we believe our thin film drug delivery technology can also be used to create new drug products with improved efficacy.

We believe we are the only company completely dedicated to thin film as a drug delivery dosage form and have created a vertically integrated infrastructure to ensure leadership capabilities in the critical activities of drug taste-masking, analytical development, global formulation development, manufacturing and packaging. We have invested significantly in this model of vertical integration to develop an operational infrastructure that we believe will position us to seamlessly commercialize products in concert with our partners' respective sales forces.

We have pursued and plan to continue to pursue four different strategic revenue paths to profitability. We plan to develop thin film versions of existing prescription products under partner-funded agreements. We also expect to self-fund the development of versions of existing prescription products which we intend to ultimately partner. We also plan to partner with pharmaceutical companies to develop and deliver new prescription products with improved efficacy and to continue to commercialize products in the OTC marketplace.

                              SALES & DISTRIBUTION

To handle all of the sales, marketing, and distribution needs of our various products, we formed Enlyten as a wholly-owned subsidiary. Enlyten began marketing and distributing the film strips using all forms of traditional outlets including grocery and drug stores, big box retailers and sporting goods stores. We were unable to establish a market for our products of sufficient size to support our business plan, and we were forced to abandon this approach for marketing our products.

Accordingly, on March 11, 2008, we completed a five-year distribution agreement with Unico Holdings, Inc. ("Unico"). Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right.

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn Mitchell Companies, LLC ("T Lynn"). Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints.

                                  MANUFACTURING


InnoZen maintains a drug delivery research and development facility and a manufacturing plant in Woodland Hills, California. The facility is registered with the FDA and certified by the California department of Health. This manufacturing facility provides new business opportunities through customized product production and pilot scale runs of film strip products, and the ability to then deliver final product quickly and at reasonable cost. Internal manufacturing enables quicker and more responsive development of new and custom formulations and provides the ability to then promptly fill orders for the new products. The net result is our unique ability to develop and deliver new film strip formulations and products to market faster and more economically. The Company plans to consolidate this facility with the main manufacturing facility in Oxnard, California by mid-year 2009.

CUSTOM CUTTING AND PACKAGING: Our cutting and packaging operation can be optimized to meet the specific requirements, and budgets, of our clients. Using high-tech labeling equipment, we offer a range of labeling options, including a tamper resistant seal and full wrap-around application. Technologically advanced blister card machinery enables us to offer retail ready packaging, blister card single and multi-packs and flow-wrap individual products. We also offer a number of innovative packaging solutions, including space saving packaging designs.

CAPACITY AND INVENTORY MANAGEMENT: With its own on-site manufacturing strip facility, InnoZen is in position to manufacture all of the initial requirements for the SPORTSTRIPS, PEDIASTRIPS, FIX STRIPS, ENLYTEN(TM) ENERGY STRIPS, SURVIVAL STRIPS, ENLYTEN MELATONIN STRIPS, ENLYTEN ANTIOXIDANT STRIPS, ENLYTEN ELECTROLYTES PLUS and products for itself and other third party distributors. To meet increasing product demand, the Company leased a new manufacturing facility which is located in Oxnard, California and began initial production in January 2009. We will produce all of our product as well as 3rd party and private label film strip products at this facility. Our manufacturing process will be customized to meet the unique specifications of each client.


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

We have filed U.S. and foreign trademark and patent applications to protect product lines and general technology; they rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect proprietary rights. Currently, we have six United States patent applications pending; and we expect to file several more as new products are developed. We have also filed patent applications in several foreign countries and we also own various trademarks, including SPORTSTRIPS, RESTORE, SURVIVAL STRIPS, InnoZen, Suppress, and "Medicine in a Strip." Trademark registrations are available upon request.


                                SEGMENT REPORTING


We currently operate in one reportable segment.


Substantially all of our sales are currently domestic. We anticipate international growth opportunities commencing in 2010.


                                    CUSTOMERS


During 2008, we had 3 customers which accounted for 60% of consolidated sales. During 2007, we had one customer which accounted for 14% of consolidated sales.


                                     BACKLOG

At December 31, 2008, the Company had a backlog of purchase orders of $1,086,000. At December 31, 2007, the Company did not have a backlog.

                            RESEARCH AND DEVELOPMENT

We have an active and ongoing research effort to develop new products and to make improvements to existing products. We also work with a number of customers to develop strip delivery systems for their products, which is generally reimbursed by the customer.

The research and development conducted by Dr. David Berkoff and Anthony Seaber, medical doctors and experts in sports medicine at Duke University, and by other clinical experts on several of our products will be communicated to other medical experts, coaches and trainers in each field along with the benefits the products have to offer, not only to professional athletes but to individuals as well. Their participation is important to reinforce the scientific verification data by offering their assessments and results with trainers, coaches, athletes, military personnel and the general public.


                                    EMPLOYEES

At December 31, 2008 and 2007, we had 43 and 42 full-time employees, respectively.

Our employees are not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  PROPERTIES

The corporate offices are currently located at 10130 Mallard Creek Road, Suite 331, Charlotte, NC 28262. The space consists of 400 square feet and is under lease through September 2009.

Enlyten executed a three-year operating lease which commenced on February 1, 2007 for 2,182 square feet of office space for its staff in Amherst, New York. This space is no longer being used, and we are attempting to sub-lease the space.

InnoZen leases its facility in Woodland Hills, California pursuant to a lease agreement which expires on January 1, 2010, at which time InnoZen has the option to extend the term for an additional year. InnoZen believes it has found an acceptable tenant to assume the balance of the lease and expects to consolidate all of its operations at the facility in Oxnard by mid-year 2009.

The Company leases a facility in Oxnard, California which began initial production in January 2009. The lease commenced December 1, 2007 for seven years and two months until January 31, 2015. The Company had no cost for the lease obligation in January and February 2008 while they began installation of the manufacturing equipment and preparing the facility for use. All InnoZen operations are intended to be located at this facility.


ITEM 3:  LEGAL PROCEEDINGS

In the normal course of business, the Company may become a party in a legal proceeding. The only significant matter of which the Company is aware is the following.

On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten's contractual agreement with the Buffalo Bills and with Enlyten's business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by Michael B. Powers of the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the SPORT STRIP. The case is still in the early stages of discovery. On December 4, 2008, the Company was forced to bring a motion to compel discovery from the defendants and, on February 24, 2009, the Court ordered the defendant to produce discovery within 60 days.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.0001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers ("NASD") Over-The-Counter Bulletin Board ("OTCBB") under the symbol "HSPO.OB." Previously we were quoted on the OTCBB under the symbols "ISPO.OB," "TSPT.OB," "LGST," and "RTTK."

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended December 31, 2008. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                 HIGH               LOW
                                                 ----               ---

2008
Fourth quarter                               $    0.79         $    0.08
Third quarter                                $    0.25         $    0.10
Second quarter                               $    0.51         $    0.175
First quarter                                $    0.58         $    0.31

2007
Fourth quarter                               $    1.55         $    0.52
Third quarter                                $    2.09         $    0.95
Second quarter                               $    2.45         $    1.48
First quarter                                $    2.99         $    2.20

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

                                     HOLDERS

At February 28, 2009, there were approximately 863 holders of record of our common stock with approximately 53% of our shares in the public float.

                                    DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. It is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                   Number of securities to be
                                     issued upon exercise of        Weighted average exercise      Number of securities
                                       outstanding options,           price of outstanding         remaining available
          PLAN CATEGORY                WARRANTS AND RIGHTS        OPTIONS, WARRANTS AND RIGHTS     FOR FUTURE ISSUANCE
          -------------                -------------------        ----------------------------     -------------------

Equity compensation plans
  approved by security holders:
     2000 Plan                                         -              $                   --                    15,000
     2006 Plan                                  4,985,390                               1.11                    14,610
                                   -----------------------            ----------------------        ------------------
                                                4,985,390             $                   --                    29,610
                                   =======================            ======================        ==================

The Company has two Stock Option Plans; the Stock Option Plan dated in April 2000 and approved in April 2001 (the "2000 Plan") which authorizes the grant of options to purchase an aggregate of 15,000 shares; and the Stock Option Plan dated October 18, 2006 and approved in October 2006 (the "2006 Plan") which authorizes the grant of options to purchase an aggregate of 5,000,000 shares. On August 30, 2007, the Board of Directors authorized formation of a new plan with 4,000,000 shares. This plan has not been completed nor has it been approved by the stockholders. (Collectively the "Plans")

The material features of the Plans, the data for which is summarized under the equity compensation plans approved by security holders in the table above are summarized in Note 9 to the consolidated financial statements that appear in
Item 8.

                     RECENT SALES OF UNREGISTERED SECURITIES

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-QSB filed for each quarter.

During the fourth quarter:

         o We issued 79,729 shares of our common stock pursuant to the exercise of a cash-less warrant;

         o We issued 750,000 shares of our common stock for consulting services valued at $67,500;

         o We issued 693,334 shares of our common stock for conversion of notes payable in the amount of $100,000 and accrued interest in the amount of $4,000;

         o We issued 300,000 shares for of our common stock for technology and trade secrets valued at $75,000;

         o We issued 1,000,327 shares of our common stock for accounts payable in the amount of $229,002;

         o We issued 626,000 shares of our common stock in exchange for cash in the amount of $156,500; and

         o We issued 533,333 shares of our common stock for loan origination fees in the amount of $80,000.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

HealthSport is publicly traded on the bulletin board market under the ticker symbol HSPO.OB. HealthSport is focused exclusively on the development, manufacturing, distribution and marketing of edible film strip technology. This technology system provides rapid dissolution and release of active ingredients when the strip comes in contact with saliva in the mouth.

On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with InnoZen Acquisition Sub, Inc. ("Acquisition Sub"), the Company's wholly-owned subsidiary, all Delaware corporations, in exchange for 18,249,952 shares of the Company's common stock. In accordance with Delaware General Corporate Law and pursuant to the terms and conditions of the Merger Agreement, Acquisition Sub was merged with and into InnoZen, after which, InnoZen became the Company's wholly-owned subsidiary and continues as the surviving corporation and the separate existence of Acquisition Sub ceased.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 and 2007, we had current assets of $1,799,604 and $2,411,410; current liabilities of $4,527,706 and $2,066,125; and a working capital deficit of $2,728,102 and working capital of $345,285, respectively. We incurred a loss of $8,953,121 during 2008, which included depreciation and amortization of $1,366,451 and amortization of non-cash stock compensation of $2,823,530.

We expect to require $500,000 in capital expenditures in 2009, primarily to make the manufacturing facility in Oxnard FDA compliant, add any necessary additional equipment and to add offices required to relocate our remaining personnel from Woodland Hills.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PediaStrips and FIX STRIPS. The alleged tortious interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our

SPORTSTRIPS product, which was our first product to market. FIX STRIPS sales did not commence until the fourth quarter of 2007 and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007, the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to our customers.

On March 11, 2008, we completed a five-year distribution deal with Unico Holdings, Inc. ("Unico"), wherein they will market our PEDIASTRIPS product as well as negotiate for our electrolyte strips to be manufactured for private label usage. Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the larger retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over the five-year term in order for Unico to maintain its exclusive distribution right. Current sales to Unico are approximately 30% of the level in the distribution agreement, however, Unico expects the level of sales to increase as they add additional customers.

The Unico distribution deal is initially for PEDIASTRIPS and commenced during the third quarter of 2008. We are attempting to establish similar arrangements for our SPORTSTRIPS and other products. The Company has established other film strip products for products which were previously only delivered in a different manner, such as liquids and pills. The Company expects this to develop into a larger part of its business in the future.

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn Mitchell Companies, LLC ("T Lynn"). Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints. The Company began sales of Antioxidant Strips, Electrolytes Plus, Energy Strips and Melatonin & Theanine Strips under the ENLYTEN(TM) trademaRk during the fourth quarter of 2008 which will be nationally marketed beginning in the first quarter of 2009.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $175,000 per month and manufacturing costs total approximately $240,000 per month. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. Sales amounted to approximately $1,600,000 during the first quarter of 2009. This sales level represents a substantial improvement from prior periods but will require additional increases to support the current level of operations. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the beginning of the third quarter of 2009. Based on this time-frame, the Company would need from $500,000 to $1,500,000 in capital to meet its minimum requirements, including operating cash short-falls and completing a globally compliant manufacturing plant. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed to meet these requirements.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                              RESULTS OF OPERATIONS

REVENUES

Revenues in 2008 and 2007 consist of the following:

                                                 2008                 2007
                                              ----------          ----------

Product sales                                 $1,419,210          $  305,461
License fees, royalties and services              75,000             133,363
                                              ----------          ----------
                                              $1,494,210          $  438,824
                                              ==========          ==========

In 2008, product sales increased to 465% of the 2007 amount. The majority of the $1,113,749 increase is from pedia sales of $688,566 and $243,589 in sales of other new products. The majority of the pedia sales did not commence until the third quarter of 2008, and the other new product sales did not commence until late December 2008. The Company expects continuing increases in sales of these products as well as other new products which are expected to begin shipping in 2009.

COSTS AND EXPENSES

Costs and expenses during 2008 and 2007 were as follows:

                                                   2008             2007
                                                -----------      -----------

Cost of product sold and manufacturing costs    $ 1,472,299      $   791,752
General and administrative expenses               2,911,075        2,482,159
Marketing and selling expenses                    1,586,966        2,417,308
Non-cash compensation                             2,823,530        2,484,042
Depreciation and amortization                     1,366,451          989,167
Research and development cost                       119,496        1,175,450
Provision for inventory obsolesence                 661,444               --
Asset impairments                                   698,600               --
                                                -----------      -----------
                                                $11,639,861      $10,339,878
                                                ===========      ===========

COST OF PRODUCT SOLD AND MANUFACTURING COSTS

Cost of product sold and manufacturing costs amounted to $1,472,299 in 2008 and $791,752 in 2007. The 2008 amount includes product cost of $945,985 and $526,314 in net unapplied manufacturing costs. The 2007 amount included product cost of $228,933 and unapplied manufacturing costs of $562,819. Production volume increased substantially at the end of 2008 and is expected to continue to increase in 2009. The Company expects all manufacturing costs to be absorbed in inventory through the increased production levels and for unit product cost to decline from the 2008 level.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") consisted of the following major items during the two years ended December 31, 2008 and 2007:

                              2008                2007
                           ----------          ----------

Payroll                    $1,337,528          $1,077,205
Professional fees             653,418             786,496
Insurance                     303,217             205,638
Rent                          233,291              93,816
Other                         383,621             319,004
                           ----------          ----------
                           $2,911,075          $2,482,159
                           ==========          ==========


In total, G&A increased $428,916 (17%) in 2008 from the 2007 level. In 2007, InnoZen/PMG was included for only 8 months whereas they were included for 12 months in 2008. While InnoZen/PMG G&A costs increased $424,316 in 2008, the average monthly rate was $157,479 in 2008 as compared to $183,179 in 2007, an improvement of 14%. Other G&A costs declined slightly in 2008.

Payroll increased $260,323 in 2008 as compared to 2007 and is primarily the result of InnoZen/PMG being included for 12 months in 2008 as compared to 8 months in 2007.

Professional fees declined 17% in 2008 from 2007, primarily due to additional fees associated with the acquisition of InnoZen including the audit of InnoZen for two years being included in the 2007 period and not repeated in 2008.

Insurance increased primarily due to InnoZen being included for 12 months in 2008 as compared to 8 months in 2007.

Rent expense increased in 2008 as compared to 2007 primarily due to adding the Oxnard facility at the end of 2007.

MARKETING AND SELLING EXPENSE

Marketing and selling expenses declined from $2,417,308 in 2007 to $1,586,966 in 2008. During 2007 the Company was developing its marketing and sales department in an attempt to market and sell its products directly to major retail customers. By the end of 2007, we had determined that the cost of continuing to expand this department would make it unlikely the Company could continue to raise sufficient funding to stay in business long enough to reach a profitable level of operations. Accordingly, the Company changed its direction from selling directly to retail customers to selling through major wholesale distributors. The marketing and selling expenses incurred in Enlyten declined from $2,072,256 in 2007 to $529,709 in 2008. The 2008 costs were primarily the completion of the first quarter 2008 commitments and winding down the other operating costs. These costs should be substantially eliminated in 2009. This decline was largely offset by an increase at InnoZen from $161,223 in 2007 to $903,075 in 2008. The majority of this increase relates to promotional costs associated with sales agreements for InnoZen's Suppress product of $749,087. These sales agreements expired in February 2009, and the Company is planning to discontinue sales agreements of this nature in the future to focus on private label manufacturing wherein the customer is responsible for costs of retail distribution.

NON-CASH COMPENSATION

Non-cash compensation increased $339,488 in 2008 to $2,823,530 and should decline in 2009 as past agreements are completed. The increase in 2008 is primarily the result of expensing terminated option agreements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $1,366,451 in 2008 from $989,167 in 2007 primarily due to InnoZen/PMG being included for twelve months in 2008 as compared to eight months in 2007.

PROVISION FOR INVENTORY OBSOLESCENCE

During 2008, the Company wrote-off $274,840 in Fix product and marketing and packaging materials and discontinued the original product until a product with improved taste could be developed. The Company also wrote-off an additional $386,604 in product and packaging materials that had gone stale or was no longer being sold.

ASSET IMPAIRMENTS

During 2008 the Company fully impaired the balance of its investment in Poker of $50,000 when it was determined that it was unlikely we would pursue the project in the near future. In addition, after determining that any net benefit from the InnoZen customer list was unlikely, the Company impaired the unamortized balance of $648,600.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE

Interest expense increased substantially in 2008 as it became necessary to borrow money to continue operations. The Company expects to issue stock to convert a substantial portion of its existing convertible promissory notes and related accrued interest.

GAIN ON SALE OF SUBSIDIARY

On February 1, 2008, HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami for PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership, and InnoZen licensed its technology to PMG for its 52% ownership. The agreement provided that PMG was to manufacture all strip and other products for each member at cost plus 25%. Migami made a total contribution of $990,000 of its $3,000,000 commitment. Migami's default resulted in its loss of rights under the agreement and any rights that were intended to transfer from InnoZen to PMG were returned to InnoZen. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain was a result of the Company's share of losses incurred by PMG exceeding the Company's investment by this amount.

GAIN ON SALE OF TRADEMARK

In 2008, the Company sold its trademark for Enlyten to an affiliate of T Lynn for $300,000 which is to be paid at the rate of $0.015 per cassette sold pursuant to the distributor agreement. At December 31, 2008, $75,000 of this amount is included in current accounts receivable and $225,000 is included in non-current accounts receivable.

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

In May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of SFAS 60". SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of SFAS 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS 141 (revised 2007). The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS 141 (revised 2007), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations," but retains the fundamental requirements in SFAS 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160. The Company will adopt this statement beginning January 1, 2009. This statement will not have an impact on the Company's financial position, results of operations or cash flows.

                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

STOCK-BASED COMPENSATION - We record the fair value of stock-based compensation to outside consultants as an operating expense. Historically, we have not recorded expenses relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We have reported pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model may not necessarily provide a reliable single measure of fair value of our employee stock options

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) required expensing any unvested options and also required us to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows.

                         OFF-BALANCE SHEET ARRANGEMENTS

The corporate offices are currently located at 10130 Mallard Creek Road, Suite 331, Charlotte, NC 28262. The space consists of 400 square feet and is under lease through September 2009. The Company maintained its corporate office in the office of its accountant at no cost to the Company for 2008 and 2007.

Enlyten has an operating lease for its office in Amherst, New York. The lease is for a three-year term beginning on February 1, 2007, expiring January 31, 2010 and covers 2,182 square feet. The Company has closed this office and is attempting to sub-lease the space for the remaining term.

InnoZen leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option. InnoZen believes it has obtained a replacement tenant and plans to consolidate all of its operations at the Oxnard location by mid-year 2009.

The Company leases its manufacturing facility in Oxnard, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. Manufacturing operations commenced in January 2009 and as noted above, all InnoZen operations are planned to be relocated here by mid 2009.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                       Payments due by Period (000's)
                                     ------------------------------------------------------------------------
                                      TOTAL           YEAR 1         YEAR 2-3        YEAR 4-5     OVER 5 YEARS
                                      ------          ------          ------          ------          ------

Operating lease obligations:
  Enlyten office lease                $   32          $   29          $    3          $   --          $   --
  Woodland Hills facility                159             159              --
  Ventura facility                     1,244             192             399             418             235
                                      ------          ------          ------          ------          ------
                                       1,435             380             402             418             235
                                      ======          ======          ======          ======          ======
Capital lease obligations:
  InnoZen equipment                      330              64             127             139              --
  InnoZen software                        84              23              47              14              --
                                      ------          ------          ------          ------          ------
                                      $  414          $   87          $  174          $  153          $   --
                                      ======          ======          ======          ======          ======



ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of HealthSport, Inc. and Subsidiaries together with the report thereon of Creason & Associates, P.L.L.C. as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007, is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Registered Public Accounting Firm               25
Consolidated Balance Sheets                                           26
Consolidated Statements of Operations                                 27
Consolidated Statements of Stockholders' Equity (Deficit)             28
Consolidated Statements of Cash Flows                                 29
Notes to Consolidated Financial Statements                            31

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. BRADEN AVE., SUITE 100
                              TULSA, OK 74136-6333

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HealthSport, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HealthSport, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSport, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that HealthSport, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, HealthSport, Inc. has incurred significant operating losses, negative cash flow from operations and a working capital deficit. There can be no assurance that the Company can obtain sufficient revenues and cash flows to fund its operations and commitments. These conditions raise substantial doubt about HealthSport, Inc.'s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


                                           /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
April 22, 2009


HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
                                                                               2008                   2007
                                                                           ------------           ------------
                                 Assets
Current assets:
  Cash and cash equivalents                                                $    433,573           $    167,323
  Accounts receivable (less allowance of $2,000 in 2008 and 2007)               486,967                107,312
     (Includes $75,000 from sale of trademark in 2008)
  Stock subscription receivable                                                      --                 22,500
  Inventory                                                                     585,746              1,402,530
  Prepaid expenses and other assets                                             293,318                711,745
                                                                           ------------           ------------
     Total current assets                                                     1,799,604              2,411,410
                                                                           ------------           ------------
Property and equipment, net                                                     756,086                636,370
Non-current accounts receivable                                                 225,000                     --
Patent costs and other intangible costs, net                                 18,621,760             20,308,545
Goodwill, net                                                                10,276,948             10,326,948
Deposits                                                                        137,170                 21,524
                                                                           ------------           ------------
          Total assets                                                     $ 31,816,568           $ 33,704,797
                                                                           ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  1,462,148           $  1,037,172
  Accrued expenses                                                              900,837                147,159
  Current portion of convertible promissory notes                             1,268,000                     --
  Current portion of capital lease obligations                                   64,465                217,954
  Deferred revenue                                                              832,256                663,840
                                                                           ------------           ------------
     Total current liabilities                                                4,527,706              2,066,125
                                                                           ------------           ------------
Convertible promissory notes, less current portion                              277,450                     --
Capital lease obligations, less current portion                                 274,727                 70,963
                                                                           ------------           ------------
     Total non-current liabilities                                              552,177                 70,963
                                                                           ------------           ------------
          Total liabilities                                                   5,079,883              2,137,088
                                                                           ------------           ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000 shares
     no shares issued and outstanding                                                --                     --
  Common stock: $.0001 par value; authorized 500,000,000 shares;
     49,366,120 and 42,898,397 shares issued and outstanding
     at December 31, 2008 and 2007, respectively                                  4,937                  4,290
  Additional paid-in capital                                                 69,946,252             67,980,373
  Intrinsic value of common stock options                                      (733,089)            (2,860,229)
  Common stock warrants                                                          28,681                     --
  Stock subscription receivable                                                    (250)                    --
  Accumulated deficit                                                       (42,509,846)           (33,556,725)
                                                                           ------------           ------------
     Total stockholders' equity                                              26,736,685             31,567,709
                                                                           ------------           ------------
          Total liabilities and stockholders' equity                       $ 31,816,568           $ 33,704,797
                                                                           ============           ============



HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                            2008                   2007
                                                        ------------           ------------
Revenue
  Product sales                                         $  1,419,210           $    305,461
  License fees, royalties and services                        75,000                133,363
                                                        ------------           ------------
     TOTAL REVENUES                                        1,494,210                438,824
                                                        ------------           ------------

COSTS AND EXPENSES:
  Cost of product sold and manufacturing costs             1,472,299                791,752
  General and administrative expenses                      2,911,075              2,482,159
  Marketing and selling expense                            1,586,966              2,417,308
  Non-cash compensation                                    2,823,530              2,484,042
  Depreciation and amortization                            1,366,451                989,167
  Research and development cost                              119,496              1,175,450
  Provision for inventory obsolescence                       661,444                     --
  Asset impairments                                          698,600                     --
                                                        ------------           ------------
     TOTAL COSTS AND EXPENSES                             11,639,861             10,339,878
                                                        ------------           ------------
        LOSS FROM OPERATIONS                             (10,145,651)            (9,901,054)
OTHER INCOME (EXPENSE):
  Interest expense                                          (199,826)               (18,427)
  Gain on sale of subsidiary                                 869,453                     --
  Gain on sale of trademark                                  300,000                     --
  Other income                                                55,950                     --
  Interest income                                              1,737                 72,481
                                                        ------------           ------------
     Other income, net                                     1,027,314                 54,054
                                                        ------------           ------------
     NET LOSS BEFORE MINORITY INTEREST                    (9,118,337)            (9,847,000)
                                                        ------------           ------------
          MINORITY INTEREST                                  165,216                     --
                                                        ------------           ------------
          NET LOSS                                      $ (8,953,121)          $ (9,847,000)
                                                        ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED                   $      (0.20)          $      (0.28)
                                                        ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                       45,009,843             34,594,588
                                                        ============           ============

See accompanying notes to consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2008 and 2007



                                                      Common Stock              Additional        Common             Stock
                                             ----------------------------        Paid-in           Stock          Subscription
                                                Shares             Par           Capital          Warrants         Receivable
                                             ------------     ------------     ------------     ------------      ------------


Balance, December 31, 2006                    19,331,945            1,933       29,452,595            1,200                --
Common stock issued for:
  Acquisition of InnoZen, Inc18,249,952            1,825       27,373,103               --               --                --
  Cash proceeds                                4,951,500              495        6,542,550               --                --
  Stock subscription                              15,000                2           22,498               --                --
  Stock awards                                   115,000               11          316,989               --                --
  Royalty agreements                             136,000               14          203,986               --                --
  Fix website and tradename                       50,000                5           73,995               --                --
  Accounts payable                                49,000                5           53,995               --                --
Common stock warrants
  expired                                             --               --            1,200           (1,200)               --
Intrinsic value of common
  stock options:
     Granted                                          --               --        3,939,462               --                --
     Amortization                                     --               --               --               --                --
     Reclassify unamortized
        stock awards                                  --               --               --               --                --
Net loss                                              --               --               --               --                --
                                            ------------     ------------     ------------     ------------      ------------

Balance, December 31, 2007                    42,898,397            4,290       67,980,373               --                --
                                            ------------     ------------     ------------     ------------      ------------

Common stock issued for:
     Cash                                      2,276,000              228          816,272               --                --
     Services                                  1,585,000              159          325,591               --              (500)
     Accounts payable                          1,000,327              100          243,598               --                --
     Notes payable and accrued
          interest                               693,334               69          103,931               --                --
     Acquisition of assets                       300,000               30           74,970               --                --
     Loan fees                                   533,333               53           79,947               --                --
Common stock options:
  Options granted                                     --               --          307,238               --                --
  Option amortization                                 --               --               --               --                --
Common stock warrants:
     Issued                                           --               --               --           43,021                --
     Exercised                                    79,729                8           14,332          (14,340)               --
Collection of stock subscription
     receivable                                       --               --               --               --               250
Net loss                                              --               --               --               --                --
                                            ------------     ------------     ------------     ------------      ------------

Balance, December 31, 2008                    49,366,120     $      4,937     $ 69,946,252     $     28,681      $       (250)
                                            ============     ============     ============     ============      ============



[table continued]

                                               Intrinsic
                                                Value of
                                                Common
                                                 Stock         Accumulated
                                                Options           Deficit             Total
                                              ------------      ------------      ------------


Balance, December 31, 2006                     (1,151,711)      (23,709,725)        4,594,292
Common stock issued for:
  Acquisition of InnoZen, Inc18,249,952                --        27,374,928
  Cash proceeds                                        --                --         6,543,045
  Stock subscription                                   --                --            22,500
  Stock awards                                         --                --           317,000
  Royalty agreements                                   --                --           204,000
  Fix website and tradename                            --                --            74,000
  Accounts payable                                     --                --            54,000
Common stock warrants
  expired                                              --                --                --
Intrinsic value of common
  stock options:
     Granted                                   (3,939,462)               --                --
     Amortization                               1,536,423                --         1,536,423
     Reclassify unamortized
        stock awards                              694,521                --           694,521
Net loss                                               --        (9,847,000)       (9,847,000)
                                             ------------      ------------      ------------

Balance, December 31, 2007                     (2,860,229)      (33,556,725)       31,567,709
                                             ------------      ------------      ------------

Common stock issued for:
     Cash                                              --                --           816,500
     Services                                          --                --           325,250
     Accounts payable                                  --                --           243,698
     Notes payable and accrued
          interest                                     --                --           104,000
     Acquisition of assets                             --                --            75,000
     Loan fees                                         --                --            80,000
Common stock options:
  Options granted                                (307,238)               --                --
  Option amortization                           2,434,378                --         2,434,378
Common stock warrants:
     Issued                                            --                --            43,021
     Exercised                                         --                --                --
Collection of stock subscription
     receivable                                        --                --               250
Net loss                                               --        (8,953,121)       (8,953,121)
                                             ------------      ------------      ------------

Balance, December 31, 2008                   $   (733,089)     $(42,509,846)     $ 26,736,685
                                             ============      ============      ============


See accompanying notes to consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                              2008              2007
                                                           -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(8,953,121)     $(9,847,000)
  Adjustment to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                          1,366,451          989,167
      Amortization of non-cash stock compensation            2,434,378        2,484,042
      Acquired research and development cost                        --          847,336
      Common stock issued for services                         325,250               --
     Warrants issued                                            43,021               --
      Minority interest                                       (165,216)              --
      Asset impairments                                        698,600               --
     Inventory obsolesence                                     661,444               --
     Gain on sale of trademark and other assets               (305,584)              --
     Gain on sale of subsidiary                               (869,453)              --
    Change in assets and liabilities:
      Accounts receivable                                     (304,655)         (90,654)
       Inventory                                               155,340         (955,436)
       Prepaid expenses and other assets                       302,779         (300,075)
       Accounts payable                                        793,338          694,573
       Accrued expenses and deferred revenue                   926,100          205,886
                                                           -----------      -----------
          Net cash used in operating activities             (2,891,328)      (5,972,161)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans to InnoZen, Inc. prior to acquisition                       --         (500,000)
  Cash received in excess of cash paid in
    acquisition of InnoZen, Inc.                                    --           16,832
  Legal fees associated with acquisition of
    Cooley Neutracuticals, Inc.                                     --          (15,811)
  Proceeds from sale of fixed assets                             4,297               --
  Purchase of other assets                                     (31,161)              --
  Acquisition of property and equipment                       (265,533)        (325,585)
                                                           -----------      -----------
            Net cash used in investing activities             (292,397)        (824,564)
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                              1,770,450               --
  Collect stock subscription receivable                         22,750          250,000
  Capital lease payments                                       (24,725)         (38,856)
  Funding from other LLC member                                990,000               --
  Loan repayment                                              (125,000)              --
  Loan repayment- related party                                     --         (108,285)
  Sale of common stock                                         816,500        6,543,045
                                                           -----------      -----------
             Net cash provided by financing activities       3,449,975        6,645,904
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           266,250         (150,821)
CASH AND CASH EQUIVALENTS, beginning of year                   167,323          318,144
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                     $   433,573      $   167,323
                                                           ===========      ===========

                                                                             (Continued)
See accompanying notes to consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                            2008              2007
                                                        ------------     ------------


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                              $     32,349     $     18,427
  Income taxes                                                    --               --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
  Prepaid royalty agreements                            $         --     $    204,000
  Fix website and tradename                                       --           74,000
  Stock subscription                                             250           22,500
  Notes payable and accrued interest                         104,000               --
  Loan fees                                                   80,000               --
  Equipment maintenance                                       75,000               --
  Accounts payable                                           243,698           54,000
Value of common stock warrants granted                        43,021               --
Value of common stock options granted                        451,791        3,939,462
Cash-less exercise of common stock warrants                   14,340               --
Cancellation of common stock warrants                             --            1,200
Acquisition of InnoZen, Inc.
          Total assets acquired                                   --       29,558,018
          Liabilities assumed                                     --       (1,449,922)
          Liabilities to HealthSport, Inc.                        --         (750,000)
                                                        ------------     ------------
               Purchase price (net assets acquired)               --       27,358,096
          Common stock issued                                     --      (27,374,928)
                                                        ------------     ------------
               Cash acquired in excess of cash paid               --           16,832
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


                       HEALTHSPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly-owned active subsidiaries, Enlyten, Inc. ("Enlyten"), InnoZen, Inc. ("InnoZen"), InnoZen's majority owned subsidiary Pacific Manufacturing Group, LLC ("PMG"), Health Strip Solutions, LLC ("Health Strip") and HealthSport Nutraceutical Products, Inc. ("Nutraceutical") and its wholly-owned inactive subsidiaries, World Championship Poker, Inc. ("Poker"), Strategic Gaming Consultants, LLC ("Gaming") and Maxx Motorsports, Inc. ("Maxx") and Maxx's wholly owned subsidiary, Team Racing Auto Circuit, LLC ("TRAC"), collectively referred to as "the Company," "we," "us," or "the Companies". All significant inter-company balances and transactions have been eliminated in consolidation. The Company's film strip products represents the principal continuing operations of the Company.

ORGANIZATION
         HealthSport was originally incorporated on July 25, 1985 in Delaware, and currently has the following active wholly owned subsidiaries:

         o        Enlyten, a Nevada corporation organized on November 28, 2006;

         o Health Strip, a Nevada limited liability corporation organized on February 13, 2006; acquired 80% on March 29, 2006, 10% on December 21, 2006 and the remaining 10% on December 27, 2006;

         o Nutraceutical, a Nevada corporation organized on November 17, 2006; acquired on December 6, 2006; Cooley Nutraceuticals, Inc. changed its name to HealthSport Nutraceutical Products, Inc. on January 15, 2009; and

         o        InnoZen, a Nevada corporation organized on May 30, 2002;
                  acquired on May 4, 2007;

NATURE OF BUSINESS
         HealthSport is a holding company with three operating subsidiaries. Substantially all of the Company's sales are currently with two wholesale customers.

         InnoZen is the formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip.

         Health Strip in conjunction with InnoZen holds the proprietary technology for the formulation of a thin film electrolyte strip and has filed a provisional patent for this process. Electrolytes such as those found in Health Strip's SPORTSTRIPS along with water, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Health Strip and InnoZen also hold the proprietary technology for SURVIVAL STRIPS which are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds.

         Nutraceutical holds the proprietary technology for the formulation of a nutritional supplement that quickly and effectively provides natural energy enhancers, caffeine, electrolytes, antioxidants and other essential vitamins and minerals. In conjunction with InnoZen, Nutraceutical has designed our formulation to supply the body with a healthy boost in energy, while replenishing and maintaining the essential vitamins and minerals lost during activity, after a long flight, bad night of sleep or over indulgence of alcohol. Nutraceutical has also designed a formulation which includes caffeine, electrolytes, antioxidants and other essential vitamins and minerals which is designed specifically for fast, effective and safe relief for those individuals who incorporate social drinking in their lifestyle.

         On May 15, 2006, the Company changed its name to HealthSport, Inc. from Idea Sports Entertainment Group, Inc.

CASH AND CASH EQUIVALENTS
         The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION
         Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. At December 31, 2008 and 2007, the Companies had $437,500 and $512,500 in deferred license fee revenue and $394,756 and $151,340 received on product orders which have not shipped. The deferred license fee revenue will be recognized when earned and the product revenue will be recognized when the product is shipped.

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

INVENTORY
         Inventories consist of finished electrolyte strip products and work-in-process, and are stated at the lower of average standard cost, which includes materials, labor and allocated overhead costs, and net realizable value. Raw materials are stated at the lower of cost and net realizable value.

CONCENTRATION OF CREDIT RISK
         Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution. However, at times, cash balances may exceed the FDIC insurance limit.

STOCK OPTION PLANS
         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," ("SFAS 123(R)") which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS 123(R) in the 1st quarter of 2006. Thus, the Company's financial statements reflected an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant-date estimated fair value.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because HealthSport's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of HealthSport's options. However, the Black-Scholes option valuation model provides the best estimate for this purpose.

DEFERRED INCOME TAXES
         Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share are calculated under the provisions of SFAS 128, "Earnings per Share" requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2008 and 2007, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS
         There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

         In May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of SFAS 60". SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
         Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of SFAS 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB, issued SFAS 141 (revised 2007), "Business Combinations." This statement replaces SFAS 141, "Business Combinations," but retains the fundamental requirements in SFAS 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160. The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

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

GOODWILL, PATENT COSTS AND OTHER INTANGIBLE COSTS
         The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS 141 "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.


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

         Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to our formulations and are being amortized over seventeen years. Trademarks represent the cost of acquired trademarks, which are not being amortized. Client lists represents the cost of acquired client lists which were being amortized over five years until their impairment in 2008.

SHIPPING AND HANDLING COSTS
         Shipping and handling costs are reported in selling and marketing costs in the accompanying consolidated statements of operations. These costs amounted to $122,835 and $28,017 in 2008 and 2007, respectively.

ADVERTISING COSTS
         The Company expenses advertising costs as incurred. The Company recorded advertising costs of $883,727 and $740,985 for the years ended December 31, 2008 and 2007, respectively.

RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2:  ACQUISITIONS AND DISPOSITIONS

INNOZEN
-------
On May 4, 2007, the Company completed the acquisition of InnoZen through a merger of InnoZen with Acquisition Sub, the Company's wholly-owned subsidiary, in exchange for 18,249,952 shares of the Company's common stock.

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
                                                             ============

Unaudited pro forma results of operations for the year ended December 31, 2007, as if the Company and InnoZen had been combined as of the beginning of the period, follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                               2007
                                          ------------

Net revenues                              $    849,119
Net loss                                   (12,515,697)

Net loss per share, basic and diluted     $      (0.31)

The audited financial statements for InnoZen, Inc. for the two years ended December 31, 2006 are included as an exhibit to Form 8-K/A dated May 4, 2007 and filed on September 20, 2007.

PMG
---
On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami for PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. The agreement provided that PMG was to manufacture all strip and other products for each member at cost plus 25%. Migami made a total contribution of $990,000 of its $3,000,000 commitment. Migami's default resulted in its loss of rights under the agreement and any rights that were intended to transfer from InnoZen to PMG were returned to InnoZen. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain is the difference between the Company's share of the PMG loss which is included in the consolidated financial statements and its investment.


NOTE 3:  INVENTORY

Inventory at December 31, 2008 and 2007, consists of the following:

                            2008            2007
                          ----------     ----------

     Raw materials        $  173,980     $  395,239
     Work in progress        286,711        169,016
     Finished goods          125,055        838,275
                          ----------     ----------
                          $  585,746     $1,402,530
                          ==========     ==========


Included in inventory is approximately $255,000 and $440,000 of allocated overhead and labor cost at December 31, 2008 and 2007, respectively.

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:


                                                 2008                                  2007
                                      ----------------------------        -----------------------------
                                                        Subject to                          Subject to
                                                         Capital                              Capital
                                        Total             Lease             Total             Lease
                                      ---------         ---------         ---------         ---------

Office furniture and equipment        $  75,343         $      --         $  83,393         $      --
Computer software                       106,800            99,172           101,150            99,172
Manufacturing equipment                 734,220           419,695           487,578           416,695
Leasehold improvements                   52,061            38,880            39,561            38,880
                                      ---------         ---------         ---------         ---------
                                        968,424           557,747           711,682           554,747
Accumulated depreciation               (212,338)         (175,229)          (75,312)          (55,683)
                                      ---------         ---------         ---------         ---------
                                      $ 756,086         $ 382,518         $ 636,370         $ 499,064
                                      =========         =========         =========         =========


NOTE 5:  INTANGIBLE ASSETS

The Company's intangible assets consist of the following at December 31, 2008 and 2007:

                                                     2008              2007
                                                 -----------        -----------

Patent costs and other intangible assets:
     Patent and trade secret costs               $19,524,728        $19,155,124
     Trademarks                                    1,188,000          1,188,365
     Client lists                                         --            846,000
     Web site                                         65,675             65,675
                                                 -----------        -----------
                                                  20,778,403         21,255,164
Accumulated amortization
     Patent and trade secret costs                 2,137,865            828,176
     Client lists                                         --            112,800
     Web site                                         18,778              5,643
                                                 -----------        -----------
                                                   2,156,643            946,619
                                                 -----------        -----------
          Net                                    $18,621,760        $20,308,545
                                                 ===========        ===========

Goodwill                                         $10,276,948        $10,326,948
                                                 ===========        ===========

The Company recorded an impairment loss of $648,600 at June 30, 2008, for the net carrying value of its client list and recorded an impairment of the remaining goodwill associated with Poker at December 31, 2008.

In 2008, the Company sold its trademark for Enlyten to an affiliate of T. Lynn Mitchell Companies, LLC ("T Lynn") for $300,000 which is to be paid at the rate of $0.015 per cassette sold pursuant to the distributor agreement. At December 31, 2008, $75,000 of this amount is included in current accounts receivable and $225,000 is included in non-current accounts receivable.

NOTE 6:  CAPITAL LEASES

During the year ended December 31, 2005, InnoZen entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease, and no gain was recognized on the transaction. This agreement was amended in 2008, additional assets were added to the lease and the term was revised to be completed on January 2013. In 2007, the Company entered into a five year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008.

     Total minimum lease payments:
          Year ended December 31, 2009                  $  87,016
          Year ended December 31, 2010                     87,016
          Year ended December 31, 2011                     87,016
          Year ended December 31, 2012                     77,286
          Year ended December 31, 2013                     75,448
                                                        ---------
                                                          413,782
     Amount representing interest                         (74,590)
                                                        ---------
     Present value of minimum lease payments              339,192
          Less current obligations                        (64,465)
                                                        ---------
     Non-current obligations under capital lease        $ 274,727
                                                        =========

The leases cover equipment, software and other assets with a cost of $557,747 and accumulated depreciation and amortization of $175,229 at December 31, 2008.

NOTE 7:  CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2008 (none at December 31, 2007):

     Senior secured convertible promissory notes due September 30, 2009; interest payable quarterly at 12%; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price);
     accrued interest due on January 1, 2009 not paid (26 holders)                                            $1,100,000

     Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; unsecured; convertible into common stock at $0.10 per share; interest due
     December 22, 2008 and March 22, 2009 not paid                                                               100,000

     Convertible promissory note to an individual due December 1, 2009 including interest at 8% per annum; unsecured; convertible into common stock at
      $0.15 per share; interest due February 1, 2009 not paid                                                     63,000

     Convertible promissory note to the Company's counsel due January 1, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share;
      accrued interest due March 29, 2009 not paid                                                               100,000

     Convertible promissory note to a company due November 1, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share;
     accrued interest due monthly commencing December 1, 2008 not paid                                           126,000

     Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per
     share; accrued interest due monthly commencing December 1, 2008 not paid                                     51,450

     Convertible promissory note to an individual dated October 21, 2008 and due
     October 21, 2009 including interest at 12% per annum; unsecured; convertible into
     common stock at $0.15 per share                                                                               5,000
                                                                                                              ----------
                                                                                                               1,545,450
     Current portion of convertible promissory notes                                                           1,268,000
                                                                                                              ----------
     Convertible promissory notes, less current portion                                                       $  277,450
                                                                                                              ==========


Substantially all promissory notes are with shareholders.


NOTE 8:  INCOME TAXES

HealthSport has not recorded a deferred tax benefit or expense for the years ended December 31, 2008 and 2007, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                      2008              2007
                                                   -----------      -----------
Normally expected income tax benefit               $ 3,044,100      $ 3,348,000
Increase (decrease) in taxes resulting from:
     State income taxes net of federal benefit         295,500          325,000
     Non-deductible meals and entertainment             (2,200)          (8,400)
     Valuation allowance                            (3,337,400)      (3,664,600)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

The net deferred taxes at December 31, 2008 and 2007 are comprised of the following:

                                                      2008             2007
                                                   -----------      -----------
Net operating loss carryforward                    $17,659,300      $14,321,900
Start-up cost carryforward                             827,600          827,600
                                                   -----------      -----------
                                                    18,486,900       15,149,500
Valuation allowance                                (18,486,900)     (15,149,500)
                                                   -----------      -----------
     Net deferred tax asset                        $        --      $        --
                                                   ===========      ===========

HealthSport has available unused net operating loss carryforwards and capitalized start-up costs of approximately $45,950,000 which will expire in various periods from 2009 to 2028, some of which may be limited as to the amount available on an annual basis.


NOTE 9:  COMMON STOCK OPTIONS AND WARRANTS

In April 2000, HealthSport adopted its 2000 Stock Option Plan (the "2000 Plan"), and the Company's Board of Directors approved the same. HealthSport shareholders approved the 2000 Plan in April 2001. The 2000 Plan was established to advance the interests of HealthSport and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of HealthSport, not to exceed an aggregate of 15,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2000 Plan. The 2000 Plan terminates in April 2010.

On October 18, 2006, HealthSport adopted its 2006 Stock Option Plan (the "2006 Plan"), and the Company's Board of Directors and shareholders approved the 2006 Plan. The 2006 Plan was also established to advance the interests of HealthSport and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of HealthSport, not to exceed an aggregate of 5,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2006 Plan. The 2006 Plan terminates on October 18, 2011.

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

A summary of stock option activity during the years ended December 31, 2008 and 2007 is as follows.

                                                  2008                                   2007
                                   ------------------------------------   ------------------------------------
                                                 Weighted                              Weighted
                                                 average      Initial                   average      Initial
                                                 exercise    Intrinsic                  exercise    Intrinsic
                                     Shares       price        Value        Shares       price        Value
                                   ----------   ----------   ----------   ----------   ----------   ----------
Outstanding, beginning of year      4,115,390   $     1.60   $4,442,298      425,000   $     1.95   $  502,836

     Granted                        5,226,700         0.66      451,791    3,690,390         1.56    3,939,462
     Exercised                             --                        --           --           --           --
     Forfeited/expired             (2,995,000)        1.29   (1,010,695)          --           --           --
                                   ----------                ----------   ----------                ----------

Outstanding, end of year            6,347,090   $     0.97   $3,883,394    4,115,390   $     1.60   $4,442,298
                                   ==========                ==========   ==========                ==========
Options exercisable at year end     5,873,761   $     1.03                 4,095,390   $     1.59
Plan shares available for grant        14,610                              1,409,610


The table above includes options for 4,985,390 shares and 3,605,390 shares from the Plans discussed above at December 31, 2008 and 2007, respectively. The outstanding options have a weighted-average remaining contract term of 2.29 years.

A summary of unvested stock option activity during the years ended December 31, 2008 and 2007 is as follows:

                                                          2008                                          2007
                                        ------------------------------------------   ------------------------------------------
                                                         Weighted                                     Weighted
                                                         average        Initial                       average       Initial
                                                         exercise      Intrinsic                      exercise      Intrinsic
                                           Shares         price          Value         Shares          price          Value
                                        ------------   ------------   ------------   ------------   ------------   ------------
Outstanding, beginning of year                20,000   $       2.70   $     42,035             --   $         --   $         --

     Granted                                 473,329           0.23        240,799         20,000           2.70         42,035
     Vested                                   (5,000)          2.70        (10,509)            --             --             --
     Forfeited/expired                       (15,000)          2.70        (31,526)            --             --             --
                                        ------------                  ------------   ------------                  ------------
Outstanding, end of year                     473,329   $       0.23   $    240,799         20,000   $       2.70   $     42,035
                                        ============                  ============   ============                  ============


As of December 31, 2008, there are warrants outstanding for 1,000,000 shares with an average exercise price of $0.35 which have vested. These options and warrants were granted to consultants and former employees and are not issued pursuant to the Plans.

Data concerning all stock options at December 31, 2008 and 2007 follows:

                        Options and Warrants Outstanding
                        --------------------------------

                                          Weighted-
                                           Average           Number
                           Number          Remaining           of
                             of           Contractual        Options
       Exercise Price      Options        Life (years)     Exercisable
       --------------   --------------   --------------   --------------

                          Year ended December 31, 2008
        ----------------------------------------------------------------
           $0-1.10          2,896,700            3.52         2,423,371
         $1.20-1.50         2,825,390            1.34         2,825,390
         $1.60-2.41           625,000            0.87           625,000

                          Year ended December 31, 2007
        ----------------------------------------------------------------
           $0-1.10            100,000            1.70           100,000
         $1.36-1.50         2,980,390            2.37         2,980,390
         $2.20-2.41           975,000            1.91           975,000
         $2.50-2.70            60,000            3.33            40,000

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2008 and 2007:

                                                       2008             2007
                                                       ----             ----

        Expected term                                3-5 years        1-5 years
        Expected average volatility                   98.61%           103.77%
        Expected dividend yield                         0%               0%
        Risk-free interest rate                        4.75%            4.75%
        Expected annual forfeiture rate                 0%               0%


NOTE 10: STOCKHOLDERS' EQUITY

PREFERRED STOCK - The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2008 and 2007, no preferred stock was issued or outstanding.

A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over HealthSport's common stock as well as any other classes of stock established by HealthSport.

COMMON STOCK - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $.0001. At December 31, 2008 and 2007, 49,366,120 and 42,898,397 shares were issued and outstanding, respectively.

INTRINSIC VALUE OF COMMON STOCK OPTIONS - Intrinsic value of common stock options includes the computed fair value of the compensation element of common stock options for employees, consultants and directors. This cost is being amortized over the average expected exercise period.

WARRANTS - The Company issued warrants to acquire 300,000 shares at $0.40 as a part of a convertible secured promissory note transaction. The exercise price was later converted to $0.15 pursuant to subsequent financing. The warrants were valued using Black Scholes and have a cash-less exercise provision. Warrants to acquire 100,000 shares were exercised, and 79,729 net shares were issued in 2008.

COMMON STOCK TRANSACTIONS - 2008

      o 2,276,000 shares of common stock were issued for net cash proceeds of $816,500;
      o 1,585,000 shares of common stock were issued for services rendered in the amount of $325,250;
      o 1,000,327 shares of common stock were issued for accounts payable in the amount of $243,698;
      o 693,334 shares of common stock were issued for a convertible note payable in the amount of $100,000 and accrued interest of $4,000;

      o 300,000 shares of common stock were issued for preparation of operational guidelines and procedures for certain of the Company's equipment which was valued at $75,000;
      o 533,333 shares of common stock were issued for loan fees in the amount of $80,000; and
      o     79,729 shares were issued for a cash-less warrant exercise.

COMMON STOCK TRANSACTIONS - 2007

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


NOTE 11: RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company's total convertible promissory notes payable of $1,545,450 were primarily owed to non-affiliated stockholders.

InnoZen repaid a loan in 2007 to a principal shareholder and affiliate in the amount of $108,285 after the acquisition of InnoZen was completed.


NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company maintains its corporate office at 10130 Mallard Creek Road, Suite 331, Charlotte, NC 28262. The Company maintained its corporate office in the office of its accountant at no cost to the Company in 2008 and 2007.

In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office. The Company closed this office during 2008 and is attempting to sub-lease the space for the remainder of the lease term.

InnoZen leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option. InnoZen believes it has found a qualified party to assume the lease and plans to consolidate all operations in the Oxnard location.

The Company leased a manufacturing facility in Oxnard, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. The Company began manufacturing at this location in January 2009 and plans to consolidate all of InnoZen's operations by mid-year 2009.

Total rent expense was $338,912 and $163,300 in 2008 and 2007, respectively. Future minimum lease payments for operating leases are: 2009 - $381,000; 2010 - $199,000; 2011 - $202,000; 2012 - $206,000; 2013 - $212,000; and thereafter -
$235,000.

The Company has the following royalty agreements:

      1. Royalty agreement for an indefinite period covering all strip products except FIX STRIPS and ENLYTEN(TM) ENERGY STRIPS of 1.0% of the first $100,000,000 in sales and 0.5% of the next $150,000,000 in sales.
      2. Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the FIX STRIPS and ENLYTEN(TM) ENERGY strips and 0.5% of the next $80,000,000 in sales of the FIX STRIPS and ENLYTEN(TM) ENERGY strips.

On March 11, 2008, we entered into a five-year distribution agreement with Unico Holdings, Inc. ("Unico"). Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Unico to maintain its exclusive distribution right.

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn Mitchell Companies, LLC ("T Lynn"). Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints. The Company began sales of Antioxidant Strips, Electrolytes Plus, Energy Strips and Melatonin & Theanine Strips during the fourth quarter of 2008 which will be nationally marketed beginning in the first quarter of 2009.

The Company has a license agreement and two distribution agreements which cover the majority of Asia and South and Central America. The agreements cover the Company's cough products, provide for minimum purchases and require the distributor to obtain product approval in each country before sales can commence in those countries. No sales have been made pursuant to these agreements as of December 31, 2008.

In the normal course of business, the Company may become a party in a legal proceeding. The only significant matter of which the Company is aware is the Gatorade case discussed below.

The Company has settled several contracts through verbal agreements and the Company believes all of these contracts have been terminated without any remaining liability to the Company.

NOTE 13: GOING CONCERN

At December 31, 2008 and 2007, the Company had current assets of $1,799,604 and $2,411,410; current liabilities of $4,527,706 and $2,066,125; and a working capital deficit of $2,728,102 and working capital of $345,285, respectively. The Company incurred a loss of $8,953,121 during 2008, which included depreciation and amortization of $1,366,451 and amortization of non-cash stock compensation of $2,823,530.

In 2007, the Company projected sales to be as high as $10 million, based on forecasts for SPORTSTRIPS, PediaStrips and FIX STRIPS. The alleged tortious interference by Gatorade in our agreement with the Buffalo Bills, other NFL teams and NFL players substantially hindered our ability to market and sell our SPORTSTRIPS product, which was our first product to market. FIX STRIPS sales did not commence until the fourth quarter and were substantially below initial forecasts from consultants. At the end of the fourth quarter of 2007, the Company changed its sales direction and reduced staff with the goal of selling product through distributors rather than making all sales directly to our customers.

On March 11, 2008, we entered into a five-year distribution agreement with Unico. Unico markets its products through numerous sales channels, including large retail merchandisers, drug store chains, grocery stores and pharmaceutical distributors. Unico's customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Unico to maintain its exclusive distribution right. The Unico distribution agreement is initially for PEDIASTRIPS and commenced during the third quarter of 2008.

We are attempting to establish similar arrangements for our SPORTSTRIPS and other products. The Company has established other film strip products for a number of products which were previously only delivered in a different manner, such as liquids and pills. The Company expects this to develop into a large part of its business in the future.

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn Mitchell Companies, LLC ("T Lynn"). Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints. The Company began sales of Energy Strips, Antioxidant Strips, Electrolytes Plus and Melatonin & Theanine Strips during the fourth quarter of 2008 and has several other products which are expected to begin shipping in 2009.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $175,000 per month and manufacturing costs total approximately $240,000 per month. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. Sales amounted to approximately $1,600,000 during the first quarter of 2009. This sales level represents a substantial improvement from prior periods but will require additional increases to support the current level of operations. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the beginning of the third quarter of 2009. Based on this time-frame, the Company would need from $500,000 to $1,500,000 to meet its minimum requirements, including operating cash short-falls and completing a globally compliant manufacturing plant. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------------------------------------

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has not maintained perpetual inventory records at its subsidiary location in California and has not maintained adequate control of inventory stored off-site at a third-party warehouse and (3) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes the second material weakness did not have more than a nominal effect on our financial results due to the complete count of the inventory on hand at December 31, 2008 and the pricing of the extended inventory. These are the procedures normally used to test perpetual inventory records. Accordingly, the inventory is accurate at December 31, 2008, although there exists a degree of risk that interim inventory results may have been inaccurate. In addition, the aforementioned procedure, while accurate causes delays in obtaining the current information. Management believes that the third material weakness did not have an effect on our financial results due primarily to using a third-party to review its financial information and prepare its financial statements in addition to the audit performed by the auditor. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measures:

We are implementing a fully functioning perpetual inventory system for our inventory in California, which is expected to be operating in the second quarter of 2009.

Management believes that the appointment of two or more outside directors, who shall be appointed to the audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We expect to expand our board of directors during 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.


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

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following section sets forth as of December 31, 2008, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and we are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified. We currently have four Directors.

Name                   Age               Position and Term
----                   ---               -----------------

Hank Durschlag          45        Director since September 11, 2006; acting CEO
                                  from December 11, 2007 until March 1, 2008;
                                  CEO and President since August 15, 2008;
                                  Acting CFO since December 11, 2007

Daniel J. Kelly         47        CEO and President starting January 1, 2007;
                                  became a Director on May 2, 2007; resigned as CEO on December 11, 2007 and as President on March 1, 2008

Robert S. Davidson      42        Director since May 4, 2007; CEO of InnoZen,
                                  Inc.

Matthew Burns           39        Director since May 4, 2007; COO of HealthSport
                                  from May 4, 2007 until May 2008

Thomas A. Beckett       41        Chief Operating Officer of InnoZen, Inc. since
                                  May 2008 and manufacturing manager from
                                  January 2007 until May 2008

Mark Udell              32        Controller of InnoZen, Inc. since October 16,
                                  2007

HANK DURSCHLAG - Was appointed a Director of the Company on September 11, 2006; was acting CEO from December 11, 2007 until March 1, 2008; became CEO and President on August 15, 2008; and has been Acting CFO since December 11, 2007. Mr. Durschlag is the co-developer of the electrolyte sports strips and co-authored the patent, "Edible Film for Transmucosal Delivery of Nutritional Supplements". Mr. Durschlag has extensive experience in the fields of healthcare and sports medicine, with specific emphasis on novel drug delivery systems. In addition, Mr. Durschlag is a partner in Greenville, South Carolina based GlucoTec, Inc., a developer and manufacturer of an FDA Class II Medical Device designed to regulate blood glucose levels in an acute care setting via both intravenous and subcutaneous delivery of insulin and other fluids. Mr. Durschlag has also co-authored patents in this area. Previously, Mr. Durschlag served as Vice President of Sales and Marketing for Diabetes Management Services, Inc., a durable medical equipment distributor with specific treatment modules in women's health and pregnancy. Mr. Durschlag holds a bachelors degree from California University of Pennsylvania and an MBA from Clemson University. Mr. Durschlag is also CEO and a director of Double Eagle Holdings, Ltd. (DEGH.OB).

DANIEL J. KELLY - Became CEO and President on January 1, 2007. Mr. Kelly resigned as Acting CEO on December 11, 2007 and resigned as President on March 1, 2008. Mr. Kelly began his business career approximately 20 years ago managing and advising Jim Kelly, his brother and Pro Football Hall of Fame Quarterback. Mr. Kelly also owns and serves as the President of Jim Kelly Enterprises, Inc., a company started over 15 years ago. In 1988, Mr. Kelly negotiated the most lucrative player contract in NFL history (at that time) for Jim. Mr. Kelly has 20 years experience in marketing, promotions and celebrity endorsements and continues to work with such companies as Coors, Miller Lite, LA Weightloss and Ameriquest. Mr. Kelly received his bachelor's degree from the University of Houston and was a prominent member of the NFL Quarterback Club, serving on the Sponsorship and Marketing Committees that negotiated comprehensive, multi-year deals with major US companies such as McDonalds, VISA, Footlocker and MBNA Bank. He is the vice chairman of the Kelly for Kids Foundation.

ROBERT STEVEN DAVIDSON - Mr. Davidson has been the Company's Chairman of the Board since May 4, 2007. Since May 2002, Mr. Davidson has also served as the President, Chief Executive Officer and a director of InnoZen. From January 2002 through July 2005, Mr. Davidson was President and Chief Executive Officer of Zengen, Inc. Mr. Davidson has approximately ten years of experience in the biopharmaceutical industry. From September 1998 to December 2001, Mr. Davidson was the chief executive officer of Gel Tech, L.L.C., where he raised capital for the market launch and distribution of the Zicam product line. He led the marketing team that took Zicam from an unknown entity to one of the top medications in its class. He also implemented and launched line extensions to strengthen the brand name and increase company value. From October 1994 to August 1998, Mr. Davidson was the chief executive officer of Biotem Cytotechnologies, Inc., a biopharmaceutical research and development company. Mr. Davidson received his B.S. degree with a concentration in Biological Life Sciences from The University of the State of New York, (Excelsior College). He has a Masters Certificate in Applied Project Management from Villanova University and received his Masters of Public Health (Homeland Security) from American Military University, Virginia. Mr. Davidson is a certified Performance Enhancement Specialist through the National Academy of Sports Medicine.

MATTHEW BURNS - Mr. Burns has served as the Chief Operating Officer and a Director of the Company since May 4, 2007 and was Chief Operating Officer of the Company until he left on April 30, 2008 to pursue other business interests. Mr. Burns has also been an officer and director of InnoZen since April 2004. Prior to joining InnoZen and its parent Zengen, from July 2001 to February 2002, Mr. Burns was an associate attorney at Morgan Lewis & Bockius, LLP, where he worked in the firm's business and finance practice group in the Los Angeles office. Prior to joining Morgan Lewis, Mr. Burns worked as an associate attorney in the corporate finance group at Morrison & Foerster's San Francisco office. Prior to joining Morrison & Foerster, Mr. Burns worked as an associate attorney in the corporate practice at Holland & Knight in Tampa, Florida. His law practice concentrated on mergers and acquisitions and corporate finance for companies in a variety of industries, including life sciences and technology. Mr. Burns has also provided counsel to public and private companies on general corporate law, corporate governance and securities matters. Mr. Burns received his J.D. from Stetson University of College of Law in 1995 and his B.A. in Finance from the University of South Florida in 1992.

THOMAS A. BECKETT - Mr. Beckett is the Chief Operating Officer of InnoZen which includes the Company's R&D and manufacturing operations. He has been with InnoZen since 2003, as a consultant until January 1, 2007, and has served in a variety of operational roles. Prior to his work at InnoZen, Mr. Beckett had careers in both law and business. He was an attorney for the Atlanta based law firm of King & Spalding, and before this, practiced at Holland & Knight in Tampa, Florida. Mr. Beckett also worked in the Los Angeles area as a producer and actor, working on a variety of projects in film and TV. Mr. Beckett began his career in business as a commercial banking officer with First Union National Bank. Mr. Beckett received a B.A. degree from the University of Virginia and a law degree (J.D.) from the University of Florida College of Law.

MARK UDELL - is a Certified Public Accountant who has served as InnoZen's controller since October 2007. Prior to joining InnoZen, Mr. Udell was an accounting manager at Green Hasson & Jenks, LLP in Los Angeles, California, where he worked in the firm's auditing practice group for over six years. Mr. Udell became a CPA in 2001 and received his B.A. in Business Economics with concentration in accounting from the University of California, Santa Barbara in 1999.


AUDIT COMMITTEE

The Board of Directors currently serves as the audit committee since there are currently no independent directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, the Directors all timely filed Form 5s in February 2009 to report Form 4 obligations which were not timely filed in 2008.

CODE OF ETHICS

The Company expects to include the adoption of a code of ethics on its agenda during 2009 upon expanding its board of directors.

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

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2008.

                                                SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------

                                                              Stock         Option         All other
   Name and principal                            Salary       awards        awards        compensation          Total
      position                         Year        ($)          ($)         ($)(a)            ($)                ($)
------------------------------------------------------------------------------------------------------------------------

M.E. "Hank" Durschlag (d)               2008     $100,000         $ -       $    648       $  1,168           $ 101,816
  (Interim CEO from 12/11/07 to         2007     $100,000         $ -       $      -       $  2,810           $ 102,810
  3/1/08; Acting CFO since              2006       72,000           -              -              -              72,000
  12/11/07; CEO since 8/15/08)

Daniel J. Kelly (CEO                    2008     $115,625         $ -       $289,449            $ -           $ 405,074
  from January 1, 2007 until            2007     $203,646    $ 27,500       $289,200            $ -           $ 520,346
  December 11, 2007)(b)                 2006        N/A      $  5,500       $  5,910       $ 32,500            $ 43,910

Robert S. Davidson (CEO of              2008     $203,000         $ -       $166,623            $ -           $ 369,623
  InnoZen from May 4, 2007) (c)         2007     $120,250         $ -       $110,650            $ -           $ 230,900
                                        2006        N/A           N/A            N/A            N/A                 N/A

Matthew Burns (COO of                   2008     $ 49,333         $ -       $165,975            $ -           $ 215,308
  HealthSport from May 4                2007     $120,250         $ -       $110,650            $ -           $ 230,900
  2007 until April 30, 2008) (c)        2006        N/A           N/A            N/A            N/A                 N/A

Robert Kusher (CEO from                 2008     $ 30,000         $ -       $201,155            $ -           $ 231,155
  March 1, 2008 until August 31,        2007        N/A           N/A            N/A            N/A                 N/A
  2008) (e)                             2006        N/A           N/A            N/A            N/A                 N/A

Thomas A. Beckett (COO of               2008     $134,417         $ -       $ 30,648            $ -           $ 165,065
  InnoZen since May 2008)               2007     $ 90,790         $ -       $ 20,000            $ -           $ 110,790
                                        2006        N/A           N/A            N/A            N/A                 N/A

Mark Udell (Controller of InnoZen       2008     $100,000         $ -       $ 42,990            $ -           $ 142,990
  since October 2007)                   2007     $ 25,833         N/A       $  8,534            N/A           $  34,367
                                        2006        N/A           N/A            N/A            N/A                 N/A

(a)   The option award represents the amortization of the options granted to the named individuals.
(b)   In 2007 and 2006, the amount for the stock award represents the amortization of Mr. Kelly's 10% share of the stock granted to Jim Kelly for his appearance fees. All other compensation in 2006 represents the amount paid to Jim
      Kelly Enterprises, Inc. Mr. Kelly is owner and President of Jim Kelly Enterprises, Inc. and was acting as a consultant to the Company during 2006. At December 31, 2008 and 2007, Mr. Kelly had $10,000 and $8,854,
      respectively, in accrued salary not included in the table above.
(c)   At December 31, 2007, Mr. Davidson and Mr. Burns each had $3,083 in accrued salary not included in the table above.
(d)   Mr. Durschlag earned $1,168 and $2,810 in royalties on sales of the Enlyten products in 2008 and 2007, respectively.
(e)   At December 31, 2008, Mr. Kusher had $86,120 in accrued salary not included in the table above.

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

M.E. "Hank" Durschlag became Interim CEO and Acting CFO on December 11, 2007. Mr. Durschlag was Interim CEO until March 1, 2008, when Mr. Kusher assumed the duty and then became CEO and President on August 15, 2008, when Mr. Kusher left the Company. Mr. Durschlag's compensation of $100,000 per annum did not change when he assumed the temporary positions, while he assisted the Company in finding a full-time CEO. On November 4, 2008, Mr. Durschlag received an option which is currently exercisable for 250,000 shares of the Company's common stock, exercisable at $0.23.

Mr. Kelly became President and Chief Executive Officer of the Company on January 1, 2007. Mr. Kelly's compensation for 2007 was $212,500 and he received $1,000 per month insurance reimbursement until health insurance was available for employees. Mr. Kelly's compensation increased to $262,500 in 2008. In addition, Mr. Kelly was granted a stock option for 400,000 shares exercisable at $2.25 per share in January 2007, which expires in three years. On November 4, 2008, Mr. Kelly received an option which is currently exercisable for 100,000 shares of the Company's common stock, exercisable at $0.23.

Mr. Kusher became Chief Executive Officer of the Company on March 1, 2008. Mr. Kusher's compensation was scheduled to be $240,000 per year for two years with benefits to include health insurance, four weeks vacation and reimbursement of all reasonable out-of-pocket expenses. Mr. Kusher was to be awarded 500,000 shares of our common stock that would vest when we obtained $750,000 in debt or equity financing for the Company. Mr. Kusher was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share which was exercisable on March 1, 2009 and an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share which was exercisable on March 1, 2010. The options did not vest since Mr. Kusher left the Company on August 15, 2008, when it was determined he would be unable to secure the new equity or debt financing needed by the Company to continue its operations.

Mr. Beckett has an agreement which provides for annual compensation of $138,000 and other normal benefits. Mr. Udell's annual compensation is $100,000.


                                   GRANTS OF PLAN BASED AWARDS TABLE AS OF DECEMBER 31, 2008
-------------------------------------------------------------------------------------------------------------------------------
                                All other stock awards:     All other option awards:       Exercise or         Grant date fair
                                   number of shares          number of securities         Base price of      value of stock and
Name/Date                        of stock or units (#)      underlying options (#)        Option awards         option awards
-------------------------------------------------------------------------------------------------------------------------------

M.E. Durschlag                              --                         250,000                $ 0.23              $ 19,425
November 4, 2008
Robert S. Davidson                          --                         250,000                $ 0.23              $ 19,425
November 4, 2008
Robert S. Davidson's wife                   --                          50,000                $ 0.23               $ 3,885
November 4, 2008
Dan Kelly                                   --                         100,000                $ 0.23               $ 7,770
November 4, 2008
Thomas A. Beckett                           --                         250,000                $ 0.23              $ 19,425
November 4, 2008
Mark Udell                                  --                         150,000                $ 0.23              $ 11,655


Other required columns: estimated future payouts under non-equity incentive plan awards and estimated future payouts under equity incentive plan awards are omitted from the table as they are all zero.

NARRATIVE DISCLOSURE TO GRANTS OF PLAN BASED AWARDS TABLE

The Board of Directors awarded options to the active board members and to the majority of the Company's employees.

                              OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
-------------------------------------------------------------------------------------------------------------
                                         Number of securities
                                        underlying unexercised
                                               options (#)                  Option           Option
                                    -------------------------------        exercise        expiration
Name                                 Exercisable     Unexercisable         price ($)          date
-------------------------------------------------------------------------------------------------------------

Daniel J. Kelly                          100,000               --           $ 1.10       September 12, 2009
Daniel J. Kelly                          400,000               --           $ 2.25        January 1, 2010
Daniel J. Kelly                          100,000               --           $ 0.23        November 4, 2013
Robert S. Davidson                       495,000               --           $ 1.36          May 4, 2010
Robert S. Davidson                       250,000               --           $ 0.23        November 4, 2013
Robert S. Davidson's wife                 50,000               --           $ 1.36          May 4, 2010
Robert S. Davidson's wife                 16,666           33,334           $ 0.23        November 4, 2013
M.E. Durschlag                           250,000               --           $ 0.23        November 4, 2013
Matthew Burns                            495,000               --           $ 1.36          May 4, 2010
Thomas A. Beckett                         90,000               --           $ 1.36          May 4, 2010
Thomas A. Beckett                        250,000               --           $ 0.23        November 4, 2013
Mark Udell                                50,000          100,000           $ 0.23        November 4, 2013


The columns for option awards - equity incentive plan awards: number of securities underlying unexercised unearned options and all four stock award columns are omitted from the table as these amounts were zero.

ADDITIONAL NARRATIVE DISCLOSURE

Mr. Kelly's option for 100,000 shares was granted while he was a consultant and before he became President and CEO on January 1, 2007. Mr. Kelly's second option for 400,000 shares was granted when he became President and CEO. Mr. Davidson and Mr. Burns received options on May 4, 2007 to replace options they had at InnoZen.

On November 4, 2008, the Board of Directors granted options to themselves and the majority of the employees of the Company as detailed above.

Options exercised and stock vested table, pension benefits table and nonqualified deferred compensation table and all omitted as there would have been no information to include.

COMPENSATION OF DIRECTORS TABLE - ADDITIONAL NARRATIVE DISCLOSURE

Directors did not receive any additional compensation for the meetings they attended in 2008. It is anticipated that a formal plan for compensation of Directors will be instituted when outside Directors are added.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are no known persons who, as of February 28, 2009, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 28, 2009, the most recent practicable date. As of February 28, 2009, there were 49,859,082 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                Name and Address of                     Amount and Nature of            % of
Title of Class  Beneficial Owner                         Beneficial Owner               Class
--------------  ----------------                         ----------------               -----

Common          M.E. "Hank" Durschlag           a            825,000                    1.65%
                5403 McChesney Dr.
                Charlotte, NC 28269

Common          Robert S. Davidson              b          1,422,142                    2.81%
                6429 Independence Ave
                Woodland Hills, CA 91367

Common          Daniel J. Kelly                 c            732,050                    1.45%
                495 Commerce Drive, Suite 1
                Amherst, New York

Common          Matthew Burns                   d            841,711                    1.67%
                6429 Independence Ave
                Woodland Hills, CA 91367

Common          Thomas A. Beckett               e            347,960                    0.69%
                6429 Independence Ave
                Woodland Hills, CA 91367

Common          Mark Udell                      f             50,000                    0.10%
                6429 Independence Ave
                Woodland Hills, CA 91367

Common          All current officers and directors
                as a Group (6 persons)                     4,218,863                    8.05%

a. Includes option granted November 4, 2008 for 250,000 shares exercisable at $0.23 per share for five years.
b. Includes 461,831 shares owned jointly by Mr. Davidson and his wife; includes 9,456 shares owned by Mr. Davidson's wife; includes three-year option granted May 4, 2007, to replace InnoZen option, to acquire 495,000 shares at $1.36 per share held by Mr. Davidson; includes five-year option granted November 4, 2008 for 250,000 shares exercisable at $0.23 per share held by Mr. Davidson; includes three-year option granted May 4, 2007, to replace InnoZen option, to acquire 50,000 shares at $1.36 per share held by Mr. Davidson's wife; and includes five-year option granted November 4, 2008 to acquire 16,666 shares exercisable at $0.23 per share held by Mr. Davidson's wife. Does not include options granted November 4, 2008 to Mr. Davidson's wife for 16,667 shares exercisable November 4, 2009 and 16,667 shares exercisable November 4, 2010.
c. Includes option granted in September 2006 for 100,000 shares exercisable at $1.10 per share; option granted January 1, 2007 for 400,000 shares exercisable at $2.25 per share; and option granted November 4, 2008 for 100,000 shares exercisable at $0.23 for five years.
d. Includes three-year option for 495,000 shares, exercisable at $1.36 per share; granted May 4, 2007 to replace InnoZen options.
e. Includes three-year option granted May 4, 2007, to replace InnoZen option, to acquire 90,000 shares at $1.36 per share held by Mr. Beckett; and includes five-year option granted November 4, 2008 for 250,000 shares exercisable at $0.23 per share.
f. Includes five-year option granted November 4, 2008 for 150,000 shares exercisable at $0.23 per share. At December 31, 2008, 50,000 shares are exercisable, 50,000 shares become exercisable November 4, 2009 and the remaining 50,000 shares become exercisable on November 4, 2010.

                                                             EQUITY COMPENSATION PLANS
                                               Approved by       Not approved by
                                             Security Holders    Security Holders              Total
                                             ----------------    ----------------              -----
Number of securities to be issued
  upon exercise of outstanding
  options, warrants and rights                  4,985,390               --                   4,985,390
Weighted-average exercise price of
  outstanding options, warrants and
  rights                                      $      1.11          $    --                 $      1.11
Number of securities remaining
  available for future issuance under
  equity compensation plans (excluding
  securities above)                                14,610               --                      14,610



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

At December 31, 2008, the Company's total convertible promissory notes payable of $1,545,450 was primarily owed to non-affiliated stockholders.

InnoZen repaid a loan to a principal shareholder and affiliate in the amount of $108,285 after it was acquired by HealthSport in 2007.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of April 3, 2009 for professional services rendered by the Company's accountant was $52,200 and $81,950 for the audit of the Company's annual financial statements and quarterly reviews for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees - None.

Tax Fees - None for 2008 or 2007.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2008 or fiscal 2007.

Audit Committee Policies and Procedures - The Board of Directors pre-approves audit and review services.

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

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:

            1. Financial Statements - The following consolidated financial statements of HealthSport, Inc. and Subsidiaries are contained in Item 8 of this Form 10-K:
                  o     Report of Independent Registered Public Accountant
                  o     Consolidated Balance Sheets at December 31, 2008 and
                        2007
                  o Consolidated Statements of Operations - For the years ended December 31, 2008 and 2007
                  o Consolidated Statements of Stockholders' Equity - For the years ended December 31, 2008 and 2007
                  o Statements of Cash Flows - For the years ended December 31, 2008 and 2007
                  o     Notes to the Consolidated Financial Statements

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

                            HEALTHSPORT, INC.


April 22, 2009              /S/  M.E. "HANK" DURSCHLAG
                            --------------------------------------------
                            M.E. "Hank" Durschlag, President, CEO and Acting CFO
                            (Principal executive and accounting officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 22, 2009              /S/ ROBERT S. DAVIDSON
                            --------------------------------------
                            Robert S. Davidson, Director


April 22, 2009              /S/ M.E. "HANK" DURSCHLAG
                            --------------------------------------
                            M.E. "Hank" Durschlag,
                            Director, President, CEO
                            and Acting CFO


April 22, 2009              /S/ DANIEL J. KELLY
                            --------------------------------------
                            Daniel J. Kelly, Director


April 22, 2009
                            --------------------------------------
                            Matthew Burns, Director