Form 10-Q
period 2009-03-31
Healthsport, Inc.
filed 2009-05-13
CIK 777516

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2009


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

                                 (704) 944-3574
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2009, was 50,766,120.


                                   HEALTHSPORT, INC. AND SUBSIDIARIES
                                                 INDEX


                                                                                                   PAGE

PART I            CONDENSED CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

Item 1:           Balance Sheet as of March 31, 2009 and December 31, 2008                           3

                  Statements of Operations for the three months ended March 31, 2009
                  and 2008                                                                           4

                  Statements of Cash Flows for the three months ended March 31, 2009
                  and 2008                                                                           5

                  Notes to Financial Statements                                                      6

Item 2:           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             11

Item 3:           Quantitative and Qualitative Disclosures About Market Risk                        14

Item 4T:          Controls and Procedures                                                           14

PART II           OTHER INFORMATION                                                                 15

                  Exhibits



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                                                          2009            2008
                                                                      ------------    ------------
                                Assets
Current assets:
  Cash and cash equivalents                                           $    151,221    $    433,573
  Accounts receivable                                                      423,529         486,967
  Inventory                                                                579,041         585,746
  Prepaid expenses and other assets                                        422,616         293,318
                                                                      ------------    ------------
     Total current assets                                                1,576,407       1,799,604
Property and equipment, net                                                814,567         756,086
Non-current accounts receivable                                            207,769         225,000
Goodwill                                                                10,276,948      10,276,948
Patent costs and other intangible assets, net                           18,364,689      18,621,760
Other assets                                                               214,768         137,170
                                                                      ------------    ------------
     Total assets                                                     $ 31,455,148    $ 31,816,568
                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  1,462,860    $  1,462,148
  Accrued expenses                                                         950,432         900,837
  Current portion of capital lease obligation                               66,385          64,465
  Current portion of convertible promissory notes                        1,368,000       1,268,000
  Deferred revenue                                                         652,059         832,256
                                                                      ------------    ------------
     Total current liabilities                                           4,499,736       4,527,706
                                                                      ------------    ------------
  Convertible promissory notes, less current portion                       177,450         277,450
  Capital lease obligation, less current portion                           257,089         274,727
                                                                      ------------    ------------
          Total liabilities                                              4,934,275       5,079,883
                                                                      ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock: $2.75 par value; authorized 2,000,000
    shares; no shares issued and outstanding                                    --              --
  Common stock: $.0001 par value; authorized 500,000,000
    shares; 50,766,120 and 49,366,120 shares issued and outstanding
    at March 31, 2009 and December 31, 2008, respectively                    5,077           4,937
  Additional paid-in capital                                            70,600,606      69,946,252
  Intrinsic value of common stock options                                 (817,085)       (733,089)
  Common stock warrants                                                     28,681          28,681
  Stock subscription receivable                                               (250)           (250)
  Accumulated deficit                                                  (43,296,156)    (42,509,846)
                                                                      ------------    ------------
     Total stockholders' equity                                         26,520,873      26,736,685
                                                                      ------------    ------------
          Total liabilities and stockholders' equity                  $ 31,455,148    $ 31,816,568
                                                                      ============    ============

See accompanying notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)


                                                         2009            2008
                                                     ------------    ------------

Revenue
  Product sales                                      $  1,608,158    $     97,441
  License fees, royalties and services                     58,750          18,750
                                                     ------------    ------------
     Total revenues                                     1,666,908         116,191
                                                     ------------    ------------
Costs and expenses
  Cost of product sold and manufacturing costs          1,249,411         429,718
  General and administrative expense                      439,821         815,843
  Marketing and selling expense                           157,502         471,865
  Non-cash compensation expense                           176,831       1,053,805
  Depreciation and amortization expense                   333,449         365,463
  Research and development costs                           36,127          71,579
                                                     ------------    ------------
     Total costs and expenses                           2,393,141       3,208,273
                                                     ------------    ------------
          Net loss from operations                       (726,233)     (3,092,082)
                                                     ------------    ------------
Other income (expense):
     Interest income                                          288             408
     Miscellaneous income                                   8,905           5,584
     Interest expense                                     (69,270)         (3,154)
                                                     ------------    ------------
          Other income (expense)                          (60,077)          2,838
                                                     ------------    ------------
Net loss before income taxes and minority interest       (786,310)     (3,089,244)
     Provision for income taxes                                --              --
                                                     ------------    ------------
          Net loss before minority interest              (786,310)     (3,089,244)
Minority interest                                              --          18,900
                                                     ------------    ------------
          Net loss                                   $   (786,310)   $ (3,070,344)
                                                     ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED                $      (0.02)   $      (0.07)
                                                     ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                    50,352,787      43,127,793
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.



HEALTHSPORT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

                                                            2009           2008
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (786,310)   $(3,070,344)
     Adjustment to reconcile net loss to net cash used
         in operating activities:
       Minority interest                                          --        (18,900)
       Amortization of non-cash stock compensation           142,498      1,053,805
       Depreciation and amortization                         333,449        365,463
       Common stock issued for services                        9,000             --
       Inventory obsolescence reserve                         75,000             --
       Change in other assets and liabilities:
         Accounts receivable                                (131,660)       109,881
         Inventory                                           (68,295)       182,117
         Prepaid expenses and other assets                   111,419        121,698
         Accounts payable                                    195,810        378,855
         Accrued expenses                                     49,593        232,143
         Deferred revenue                                   (180,196)         4,302
                                                         -----------    -----------
            Net cash used in operating activities           (249,692)      (640,980)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs incurred                                      (26,615)       (52,881)
  Acquisition of property and equipment                     (105,327)      (186,163)
                                                         -----------    -----------
            Net cash used in investing activities           (131,942)      (239,044)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Collect stock subscription receivable                           --         22,500
  Funding from joint venture partner                              --        505,000
  Capital lease payments                                     (15,718)       (52,558)
  Sale of common stock                                       115,000        500,000
                                                         -----------    -----------
            Net cash provided by financing activities         99,282        974,942
                                                         -----------    -----------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS       (282,352)        94,918
CASH AND CASH EQUIVALENTS, beginning of period               433,573        167,323
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                 $   151,221    $   262,241
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes:
  Interest                                               $    23,012    $     3,154
  Income taxes                                                    --             --

Non-cash investing and financing activities:
  Common stock issued for consulting contracts               314,000             --

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

NOTE 1:  ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION AND BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of HealthSport, Inc. ("HealthSport") and its wholly owned subsidiaries: Enlyten, Inc. ("Enlyten"); InnoZen, Inc. ("InnoZen") and InnoZen's majority owned subsidiary Pacific Manufacturing Group LLC ("PMG") until its sale on December 30, 2008; Health Strip Solutions, LLC ("Health Strip"); and HealthSport Nutraceutical Products, Inc. ("Nutraceutical") (collectively, the "Company" or the "Companies"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2008, which is included in the Company's Form 10-K for the year ended December 31, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

NATURE OF BUSINESS
HealthSport is a holding company with three operating subsidiaries. Substantially all of the Company's sales are to two customers.

InnoZen is a formulator, developer and manufacturer of edible thin film strips that deliver drug actives and was the first company to deliver a drug active ingredient in a thin film strip. All patent applications for the Company are processed by InnoZen.

Health Strip, in conjunction with InnoZen, holds the proprietary technology for the formulation of a thin film electrolyte strip and has filed a provisional patent for this process. Along with water, electrolytes such as those found in Health Strip's SPORTSTRIPS, can be used in oral rehydration therapy to replenish the body's electrolyte levels after dehydration caused by exercise, diarrhea or vomiting. Health Strip and InnoZen also hold the proprietary technology for SURVIVAL STRIPS which are formulated with antioxidants, non-cavity causing sweeteners, vitamins, herbal extracts, electrolytes, caffeine and other proven beneficial compounds as a remedy for fatigue, drowsiness and dehydration.

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


NOTE 2:  DISPOSITION

On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement ("LLC Agreement") with Migami for PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. The agreement provided that PMG was to manufacture all strip and other products for each member at cost plus 25%. Migami made a total contribution of $990,000 of its $3,000,000 commitment. Migami's default resulted in its loss of rights under the agreement and any rights that were intended to transfer from InnoZen to PMG were returned to InnoZen. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain was the difference between the Company's share of the PMG loss which was included in the consolidated financial statements and its investment. Subsequently these operations have continued in InnoZen. Accordingly, no separate disclosure of PMG is included as the operations would have been included in InnoZen if PMG had not been formed.

NOTE 3:  INVENTORY

Inventory at March 31, 2009 and December 31, 2008, consists of the following:

                             2009         2008
                           ---------    ---------

Raw materials              $ 219,030    $ 173,980
Work in progress             315,815      286,711
Finished goods               119,196      125,055
                           ---------    ---------
                             654,041      585,746
Reserve for obsolescence     (75,000)          --
                           ---------    ---------
                           $ 579,041    $ 585,746
                           =========    =========

NOTE 4:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

Since April 1, 2009, the Company has maintained its corporate office at 10130 Mallard Creek Road, Suite 331, Charlotte, NC 28262. Previously, the Company maintained its corporate office in the office of its accountant at no cost to the Company.

In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office. The Company closed this office during 2008 and is attempting to sub-lease the space for the remainder of the lease term.

InnoZen leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option. InnoZen believes it has found a qualified party to assume the lease and plans to consolidate all operations in the Oxnard location as soon as possible.

The Company leased a manufacturing facility in Oxnard, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015. The Company began manufacturing at this location in January 2009 and plans to consolidate all of InnoZen's operations as soon as possible.

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

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn Mitchell Companies, LLC ("T Lynn"). Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints. The Company began sales of Antioxidant Strips, Electrolytes Plus, Energy Strips and Melatonin & Theanine Strips during the fourth quarter of 2008. National marketing of the products began in the first quarter of 2009. These sales are subject to a 5% commission.

The Company has a license agreement and two distribution agreements which cover the majority of Asia and South and Central America. The agreements cover the Company's cough products, provide for minimum purchases and require the distributor to obtain product approval in each country before sales can commence in those countries. No sales have been made pursuant to these agreements as of March 31, 2009.

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

NOTE 5:  GOING CONCERN

At March 31, 2009 and December 31, 2008, the Company had current assets of $1,576,407 and $1,799,604; current liabilities of $4,499,736 and $4,527,706; and
a working capital deficit of $2,923,329 and $2,728,102, respectively. The Company incurred a loss of $786,310 during the three months ended March 31, 2009, which included depreciation and amortization of $333,449 and amortization of non-cash stock compensation of $176,831.

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

On September 11, 2008, the Company entered into an exclusive distributor agreement with T. Lynn. Pursuant to the agreement, T Lynn, for a period of ten years, was granted the exclusive worldwide rights for the four initial products which use the Company's patent pending bi-layered strip technology. In addition, the agreement contemplates that the Company can formulate other bi-layered products which T Lynn may market in the future, subject to pricing or other constraints. The Company began sales of Energy Strips, Antioxidant Strips, Electrolytes Plus and Melatonin & Theanine Strips during the fourth quarter of 2008 and has several other products in development which are expected to begin shipping later in 2009.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $170,000 per month and manufacturing costs total approximately $240,000 per month. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. Sales of product amounted to $1,608,158 during the first quarter of 2009. This sales level represents a substantial improvement from prior periods but will require additional increases to support the current level of operations. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the beginning of the third quarter of 2009. Based on this time-frame, the Company would need from $375,000 to $1,375,000 to meet its minimum requirements, including operating cash short-falls and completing a globally compliant manufacturing plant. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 6:  SUBSEQUENT EVENT

The Company entered into an agreement to develop four initial nutraceutical products using its proprietary concentrated liquid drops. Initial laboratory samples are due for delivery by May 14, 2009.

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

                       PLAN OF OPERATION AND GOING CONCERN

At March 31, 2009 and December 31, 2008, the Company had current assets of $1,576,407 and $1,799,604; current liabilities of $4,499,736 and $4,527,706; and
a working capital deficit of $2,923,329 and $2,728,102, respectively. The Company incurred a loss of $786,310 during the three months ended March 31, 2009, which included depreciation and amortization of $333,449 and amortization of non-cash stock compensation of $176,831.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. The current level of overhead is approximately $170,000 per month and manufacturing costs total approximately $240,000 per month. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. Sales of product amounted to $1,608,158 during the first quarter of 2009. This sales level represents a substantial improvement from prior periods but will require additional increases to support the current level of operations. We estimate that sales will develop to the level necessary to be at or near cash flow break-even by the beginning of the third quarter of 2009. Based on this time-frame, the Company would need from $375,000 to $1,375,000 to meet its minimum requirements, including operating cash short-falls and completing a globally compliant manufacturing plant. The Company expects to continue to make private placements of its common stock or to borrow additional funds as needed.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. Also see
Note 5 to the condensed consolidated financial statements.

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


            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

                                    REVENUES

During the three months ended March 31, 2009, we had product sales of $1,608,158 and revenues from license fees, royalties and services of $58,750, a total of $1,666,908. There were product sales of $97,441 and revenue from license fees, royalties and services of $18,750, a total of $116,191 in the corresponding 2008 period. Revenues have increased substantially from the prior year as a result of the actions discussed in the Notes to the condensed consolidated financial statements.

                               COSTS AND EXPENSES

Costs and expenses are as follows for the three months ended March 31, 2009 and 2008:

                                                  2009         2008
                                               ----------   ----------

Cost of product sold and manufacturing costs   $1,249,411   $  429,718
General and administrative expense                439,821      815,843
Marketing and selling expense                     157,502      471,865
Non-cash compensation expense                     176,831    1,053,805
Depreciation and amortization expense             333,449      365,463
Research and development expense                   36,127       71,579
                                               ----------   ----------
                                               $2,393,141   $3,208,273
                                               ==========   ==========

Cost of product sold and manufacturing costs amounted to 78% of product sales in 2009 and 441% of product sales in 2008. The Company had under-absorbed manufacturing costs of approximately $401,000 at March 31, 2008 based on projected levels of operations. Sales will need to continue to increase to absorb all of the manufacturing costs at the current size of operation.

General and administrative expenses ("G&A") decreased to $439,821 in the three months ended March 31, 2009, from $815,843 in the 2009 period. The decrease of $376,022 (46%) in G&A is the result of decreases at all levels of the Company, including corporate overhead and the G&A costs at the manufacturing operation, which were reduced $311,955.

Selling and marketing costs ("SMC") are $157,502 in the three months ended March 31, 2009, as compared to $471,865 in the 2008 period. SMC decreased $314,363 in the 2009 period as compared to the 2008 period. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and elimination of the New York office. The 2009 amount includes $89,701 in commissions and royalties, which vary with sales, that were only nominal amounts in 2008. Accordingly, the decrease in previous costs was actually $404,064.

Non-cash compensation expense was $176,831 in 2009 and $1,053,805 in 2008 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods to both employees and as a part of endorsement contracts. The decline is primarily the result of expensing the balance on expired options in the 2008 period.

Depreciation and amortization expense decreased from $365,463 in 2008 to $333,449 in 2009, primarily due to the impairment of the client list in June of 2008. The client list amortization was included in the 2008 period, but not in the 2009 period.

Research and development ("R&D") costs amounted to $36,127 in 2009 and $71,579 in 2008. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company.


                             OTHER INCOME (EXPENSE)

Interest expense increased from $3,154 in 2008 to $69,270 in 2009 as a result of the increase in debt after the end of the March 2008 quarter.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and Acting CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

The Company continued to implement its perpetual inventory system at its manufacturing operations. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 500,000 shares of its common stock for $115,000 (net of selling costs of $10,000) in cash during the three months ended March 31, 2009. In addition, the Company issued 900,000 shares of its common stock for consulting services valued at $314,000.

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

                                   HEALTHSPORT, INC.



May 12, 2009                       BY: /s/ M.E. "Hank" Durschlag
                                       -----------------------------------------
                                       M.E. "Hank" Durschlag, Chief Executive
                                       Officer
                                      (Principal Executive Officer)