Form 10-Q
period 2009-06-30
Healthsport, Inc.
filed 2009-08-14
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-23100

HEALTHSPORT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2649848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6429 Independence Avenue
Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)
(818) 593-4880
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, 54,026,157 shares of the issuer’s common stock, par value $0.0001 per share, were outstanding.

HealthSport, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2009

-i-

FORWARD LOOKING STATEMENTS
In this report, unless the context indicates otherwise, the terms HealthSport, Company, we, us, and our refer to HealthSport, Inc., a Delaware corporation, and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in Item 1A. Risk Factors in Part II—Other Information and elsewhere in, or incorporated by reference into, this report.
In some cases, you can identify forward looking statements by terms such as may, intend, might, will, should, could, would, expect, believe, anticipate, estimate, predict, potential, or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:
•	new competitors are likely to emerge and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to maintain and execute a successful business strategy; and

•	other risks we face described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the SEC.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risk factors detailed in this report and our other SEC filings. You should consider carefully the statements under Item 1A. Risk Factors in Part II—Other Information and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,870	$433,573
Accounts receivable (less allowance of $2,000 in 2009 and 2008)	110,426	486,967
Inventory	369,450	585,746
Prepaid expenses and other assets	365,127	293,318

Total current assets	903,873	1,799,604
Property and equipment, net	766,583	756,086
Non-current accounts receivable	200,827	225,000
Goodwill	6,276,948	10,276,948
Patent costs and other intangible assets, net	18,089,672	18,621,760
Other assets	175,693	137,170

Total assets	$26,413,596	$31,816,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,335,431	$1,462,148
Accrued expenses	334,138	900,837
Current portion of capital lease obligation	67,732	64,465
Current portion of convertible promissory notes	1,180,000	1,268,000
Deferred revenue	517,741	832,256

Total current liabilities	3,435,042	4,527,706

Convertible promissory notes, less current portion	356,596	277,450
Capital lease obligation, less current portion	239,642	274,727

Total liabilities	4,031,280	5,079,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $.0001 par value; authorized 500,000,000 shares; 54,026,157 and 49,366,120 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,403	4,937
Additional paid-in capital	71,182,665	69,946,252
Intrinsic value of common stock options	(670,873)	(733,089)
Common stock warrants	28,681	28,681
Stock subscription receivable	(250)	(250)
Accumulated deficit	(48,163,310)	(42,509,846)

Total stockholders’ equity	22,382,316	26,736,685

Total liabilities and stockholders’ equity	$26,413,596	$31,816,568

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenue
Product sales	$545,091	$134,652	$2,153,250	$232,093
License fees, royalties and services	18,750	18,750	77,500	37,500

Total revenues	563,841	153,402	2,230,750	269,593

Costs and expenses
Cost of product sold and manufacturing costs	695,527	147,811	1,869,939	577,555
General and administrative expense	463,357	784,486	903,178	1,600,303
Marketing and selling expense	52,646	218,736	210,148	690,601
Asset impairment	4,000,000	648,600	4,000,000	648,600
Inventory obsolesence	75,000	274,840	150,000	274,840
Non-cash compensation expense	191,080	627,773	367,911	1,681,578
Depreciation and amortization expense	335,634	392,868	669,083	758,331
Research and development costs	8,083	67,533	44,210	139,112

Total costs and expenses	5,821,327	3,162,647	8,214,469	6,370,920

Net loss from operations	(5,257,486)	(3,009,245)	(5,983,719)	(6,101,327)

Other income (expense):
Interest income	10	362	298	770
Settlement income	440,331	—	440,331	—
Miscellaneous income	—	—	8,905	5,584
Interest expense	(50,009)	(17,011)	(119,279)	(20,165)

Other income (expense)	390,332	(16,649)	330,255	(13,811)

Net loss before income taxes and minority interest	(4,867,154)	(3,025,894)	(5,653,464)	(6,115,138)
Provision for income taxes	—	—	—	—

Net loss before minority interest	(4,867,154)	(3,025,894)	(5,653,464)	(6,115,138)
Minority interest	—	33,526	—	52,426

Net loss	$(4,867,154)	$(2,992,368)	$(5,653,464)	$(6,062,712)

Net loss per share, basic and diluted	$(0.09)	$(0.07)	$(0.11)	$(0.13)

Weighted average shares outstanding, basic and diluted	51,272,490	43,127,793	51,017,906	45,140,979

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities
Net loss	$(5,653,464)	$(6,062,712)
Adjustment to reconcile net loss to net cash used in operating activities:
Minority interest	—	(52,426)
Amortization of non-cash stock compensation	358,911	1,459,828
Depreciation and amortization	669,083	758,331
Common stock issued for services	9,000	221,750
Inventory obsolescence reserve	150,000	274,840
Asset impairment	4,000,000	648,600
Gain on debt settlement	(440,331)	—
Change in other assets and liabilities:
Accounts receivable	334,691	89,992
Inventory	66,296	111,364
Prepaid expenses and other assets	150,965	187,326
Accounts payable	17,895	482,934
Accrued expenses	(510,961)	267,862
Deferred revenue	156,480	—

Net cash used in operating activities	(691,435)	(1,612,311)

Cash flows from investing activities
Patent costs incurred	(35,284)	—
Acquisition of property and equipment	(108,666)	(316,301)

Net cash used in investing activities	(143,950)	(316,301)

Cash flows from financing activities
Collect stock subscription receivable	—	22,500
Funding from joint venture partner	—	960,000
Proceeds from loan	72,500	300,000
Capital lease payments	(31,818)	(106,383)
Sale of common stock	420,000	660,000

Net cash provided by financing activities	460,682	1,836,117

Net increase (decrease ) in cash and cash equivalents	(374,703)	(92,495)
Cash and cash equivalents, beginning of period	433,573	167,323

Cash and cash equivalents, end of period	$58,870	$74,828

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$30,609	$4,032
Income taxes	—	—

Non-cash investing and financing activities:
Common stock issued for consulting contracts	314,000	—
Common stock issued for notes payable and accrued interest	207,755	—
Stock subscription receivable	0	500
Common stock issued for rent payable	62,762	0
See accompanying notes to condensed consolidated financial statements.

HealthSport, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
Principles of Consolidation
The condensed consolidated financial statements include the accounts of HealthSport, Inc. (“HealthSport”) and its wholly owned subsidiaries: Enlyten, Inc. (“Enlyten”); InnoZen, Inc. (“InnoZen”) and InnoZen’s majority owned subsidiary Pacific Manufacturing Group LLC (“PMG”) until its sale on December 30, 2008; Health Strip Solutions, LLC (“Health Strip”); and HealthSport Nutraceutical Products, Inc. (“Nutraceutical”) (collectively, the “Company” or the “Companies”). All significant intercompany balances and transactions have been eliminated in consolidation.
Financial Statement Preparation
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the Form 10-K for the year ended December 31, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 14, 2009.
Reclassification
Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.
Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Business
We are a company specializing in proprietary dissolving thin film nutraceutical products. Our thin film, which is similar in size, shape and thickness to a postage stamp, dissolves rapidly and utilizes a novel process and proprietary encapsulation compositions to mask the taste of the nutraceuticals contained within the film. We believe these qualities render our thin film easy to use and, consequently, will improve consumer compliance, providing a significant benefit to consumers and their healthcare institutions.
Our thin film delivery technology is currently used in the over-the-counter, or OTC, marketplace. We currently manufacture and distribute a number of nutraceuticals formulated to contain electrolytes, caffeine, and other supplements.
New Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in the second quarter of 2009. FSP 107-1 and APB 28-1 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for the second quarter 2009.
On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance in estimating fair value under Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009. FSP 157-4 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for the second quarter 2009.
On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. FSP 115-2 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for the second quarter of 2009.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the second quarter of 2009, in accordance with the effective date.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.
NOTE 2: DISPOSITION
On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement (“LLC Agreement”) with Migami, Inc. (“Migami”) for the formation of PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. PMG was formed to build a world-wide regulatory compliant manufacturing facility with cutting edge innovation and stringent quality control, which will be cGMP compliant. Migami was scheduled to contribute $3,000,000 for its 48% interest in PMG. However, Migami was able to make only $990,000 of the required capital contributions. This resulted in substantial delays in completing the manufacturing facility which is located in Oxnard, California. Production commenced in January 2009, although all operations have not yet been relocated to this facility. As a result of the delays in funding from Migami, it forfeited all rights under the joint venture agreement. After it was determined that PMG could not obtain the necessary capital to complete the manufacturing facility and fund the monthly losses, it was decided PMG should be closed. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain was the difference between the Company’s share of the PMG loss which was included in the consolidated financial statements and its investment. Subsequently these operations have continued in InnoZen. Accordingly, no separate disclosure of PMG is included as the operations would have been included in InnoZen if PMG had not been formed.
NOTE 3: INVENTORY
Inventory at June 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008

Raw materials	$135,107	$173,980
Work in progress	303,953	286,711
Finished goods	63,020	125,055

	502,080	585,746
Reserve for obsolescence	(132,630)	—

	$369,450	$585,746

NOTE 4: ASSET IMPAIRMENT
The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
Due to a significant reduction in business volume and a decline in the quoted market price of the Company’s stock in the second quarter of 2009, management determined that the fair value of the Company had declined. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management’s recent analysis, the fair value of the Company is no longer in excess of the carrying value of the underlying net assets, including goodwill. The second step of the Company’s test for impairment indicates the goodwill has been impaired. Accordingly, the Company recorded an impairment charge of $4,000,000 in the quarter ending June 30, 2009.
NOTE 5: CONVERTIBLE PROMISSORY NOTES
Convertible promissory notes consisted of the following at June 30, 2009 and December 31, 2008:

	06/30/09	12/31/08
Senior secured convertible promissory notes due September 30, 2009; interest payable quarterly at 12%; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on January 1, April 1 and July 1, 2009 not paid (25 holders)	$1,075,000	$1,100,000

Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; unsecured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009 not paid	100,000	100,000

Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009 not paid	48,000	63,000

Convertible promissory note to the Company’s former counsel due April 30, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009 not paid	144,646	100,000

Convertible promissory note to a company due November 1, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008 not paid	0	126,000

Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008 not paid	51,450	51,450

Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November 21, 2009	112,500	—

Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share	5,000	5,000

	1,536,596	1,545,450

Current portion of convertible promissory notes	1,180,000	1,268,000

Convertible promissory notes, less current portion	$356,596	$277,450

Substantially all promissory notes are with shareholders.

NOTE 6: COMMITMENTS AND CONTINGENCIES
The Company leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option. Rent under the lease is $11,648 per month. The Company believes it has found a qualified party to assume the lease and plans to consolidate all operations in the Oxnard location as soon as possible.
The Company leases a manufacturing facility in Oxnard, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015 at lease rates of $12,812 to $14,853 per month. The Company began manufacturing at this location in January 2008 and plans to consolidate all operations at this facility by the end of 2009.
Since April 1, 2009, the Company has maintained a corporate office at 10130 Mallard Creek Road, Suite 331, Charlotte, NC 28262. Rent for this facility is $600 per month and the term extends through September 30, 2009.
In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office at $2,455 per month. The Company closed this office during 2008 and is attempting to sub-lease the space for the remainder of the lease term.
The Company has the following royalty agreements:
1.	Royalty agreement for an indefinite period covering all nutraceutical strip products except Fix Strips and Enlyten™ Energy Strips of 1.0% of the first $100,000,000 in sales and 0.5% thereafter.
2.
Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the Fix Strips and Enlyten™ Energy strips and 0.5% of the next $80,000,000 in sales of the Fix Strips and Enlyten™ Energy strips.

On March 11, 2008, we entered into a five-year distribution agreement with Unico Holdings, Inc. (“Unico”). Unico’s customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Unico to maintain its exclusive distribution right.
On September 11, 2008, the Company entered into a distribution agreement with T. Lynn Mitchell Companies, LLC (“T Lynn”) for the production and sale of a variety of dietary supplement products, including Enlyten branded Antioxidant Strips, Electrolytes Plus Strips, Energy Strips and Melatonin Strips. National marketing of the products began in the first quarter of 2009. These sales are subject to a 5% commission.

In the normal course of business, the Company may become a party in a legal proceeding. The only significant matter of which the Company is aware is the Gatorade case discussed below.
On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten’s contractual agreement with the Buffalo Bills and with Enlyten’s business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the Sport Strip. The case is still in the early stages of discovery. On December 4, 2008, the Company was forced to bring a motion to compel discovery from the defendants and, on February 24, 2009, the Court ordered the defendant to produce discovery within 60 days.
NOTE 7: GOING CONCERN
At June 30, 2009, the Company had current assets of $903,873; current liabilities of $3,435,042; and a working capital deficit of $2,531,169. The Company incurred a loss of $5,653,464 during the six months ended June 30, 2009, which included depreciation and amortization of $669,083, amortization of non-cash stock compensation of $367,911 and a $4,000,000 impairment loss of goodwill. The Company has incurred substantial losses to date and has an accumulated deficit at June 30, 2009 of $48,163,310. In addition, the Company has $1,175,000 of convertible promissory notes that are due by September 30, 2009.
The Company is not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $1,608,158 during the first quarter of 2009. Sales of product amounted to $545,091 during the second quarter of 2009, which is a substantial decrease from the first quarter of 2009. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. However, in order to support the Company’s current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations through the remainder of 2009.
We have historically funded our working capital requirements primarily through the private placement of debt or equity securities. In order to fund the Company’s current business plan, we expect to need an additional $2 million to $4 million of capital, which we hope to secure through the sale of debt or equity securities to investors or strategic partners. On August 13, 2009, the Company’s Innozen subsidiary entered into a Manufacturing License Agreement with Supplemental Manufacturing & Ingredients, LLC, an Arizona limited liability company (“SMI”). See Note 8 below. The agreement contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. Except for the Agreement with SMI, there are no commitments or agreements in place for such financing at this time. Accordingly, we cannot provide any assurances that we will be able to secure this financing, or that the terms of the terms of the financing will be favorable to the Company or its stockholders.
These conditions raise substantial doubt about our ability to continue as a going concern. Because of our historic net losses, and our negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 8: SUBSEQUENT EVENT
On July 14, 2009, the Company announced that it had entered into a strategic alliance with Destiny Productions, LLC and Content Marketing Solutions, Inc. for strategic marketing, content development, distribution and sale of our edible film-strip technology products.
On August 13, 2009, the Company’s Innozen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In addition, the Manufacturing Agreement contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.
Overview
We are a company specializing in proprietary dissolving thin film nutraceutical products. Our thin film, which is similar in size, shape and thickness to a postage stamp, dissolves rapidly and utilizes a novel process and proprietary encapsulation compositions to mask the taste of the nutraceuticals contained within the film. We believe these qualities render our thin film easy to use and, consequently, will improve consumer compliance, providing a significant benefit to consumers and their healthcare institutions.
Our thin film delivery technology is currently used in the over-the-counter, or OTC, marketplace. We currently manufacture and distribute a number of nutraceuticals formulated to contain electrolytes, caffeine, and other supplements. These are marketed under such product names as SPORTSTRIPS, PEDIASTRIPS, FIX STRIPS, ENLYTEN(TM) ENERGY STRIPS, SURVIVAL STRIPS, ENLYTEN MELATONIN STRIPS, ENLYTEN ANTIOXIDANT STRIPS, ENLYTEN ELECTROLYTES PLUS STRIPS, ENLYTEN APPETITE SUPPRESSANT STRIPS, and ENLTEN CALORIE BURNER STRIPS. We distribute these products through two primary distributors. On March 11, 2008, we entered into a five-year distribution agreement with Unico Holdings, Inc. (“Unico”). Unico’s customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Unico to maintain its exclusive distribution right. On September 11, 2008, the Company entered into a distribution agreement with T. Lynn Mitchell Companies, LLC (“T Lynn”) for the production and sale of a variety of dietary supplement products, including Enlyten branded Antioxidant Strips, Electrolytes Plus Strips, Energy Strips and Melatonin Strips. National marketing of the products began in the first quarter of 2009. These sales are subject to a 5% commission.

We are in the process of developing thin film containing prescription drugs. We are seeking to work with pharmaceutical companies to use our thin film as a unique drug delivery system. We believe our thin film delivery technology has several material benefits over existing drug delivery forms and should enjoy strong physician, patient and consumer acceptance. Our thin film improves convenience and ease of use through discretion and portability and precludes the need for water or liquids. Our thin film may also improve dosing accuracy relative to liquid formulations thereby ensuring proper dosing for the pediatric, geriatric and mentally ill patients where proper administration is often difficult. In addition, our thin film provides ease of dosing for patients with conditions that make it difficult to swallow other solid dosage forms such as tablets or capsules.
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
Recent Developments
Revenues for the second quarter declined to $563,841 from $1.6 million in the first quarter of 2009. The decline in revenues was attributable to weaker than expected demand for our products. The Company sells substantially all products through two customers—Unico and T. Lynn. The Company believes that the lower sales are the result of the current difficult retail environment and some seasonality in the consumption of its products. In response to the decline in revenues the Company took steps to reduce headcount and other operating expenses during the quarter. For its business and revenue development, the Company is focused on identifying national and internationally recognized nutritional supplement companies and pharmaceutical companies, who can benefit from the Company’s technology as a new distribution mechanism for their supplements or drugs.
The Company expects to continue incurring net losses from operations for at least the remainder of 2009. Accordingly, management expects to require additional capital through the sale of debt or equity securities. Subsequent to the end of the second quarter, on August 13, 2009, the Company’s Innozen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In addition, the Manufacturing Agreement contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. Except for the Agreement with SMI, there are no arrangements or agreements in place for such capital at this time and no assurances can be given as to the terms upon which the Company will be able to raise capital, if at all. See “Liquidity, Capital Resources and Going Concern” below and “Risk Factors” in Part II, Item 1A below.

In addition to operating issues, the Company made a number of governance changes during the second quarter. On May 21, 2009, the Board of Directors appointed two additional members to its Board; Mr. Jeffrey Wattenberg and Mr. Anthony Seaber. Mr. Wattenberg brings significant experience as an investor and consultant to emerging companies. Mr. Seaber is a sports medicine researcher at Duke University. On June 25, 2009, the Board of Directors elected Jeffrey Wattenberg as President.
Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008
Revenues
During the three months ended June 30, 2009, we had product sales of $545,091 and revenues from license fees, royalties and services of $18,750, a total of $563,841. There were product sales of $134,652 and revenue from license fees, royalties and services of $18,750, a total of $153,402 in the corresponding 2008 period. While revenues have increased substantially in the second quarter of 2009 as compared to the same 2008 period, revenues in the second quarter of 2009 are only 34% of revenues recorded in the first quarter of 2009 and are due to substantial declines in revenues from our two primary customers.
Costs and Expenses
Costs and expenses are as follows for the three months ended June 30, 2009 and 2008:

	2009	2008

Cost of product sold and manufacturing costs	$695,527	$147,811
General and administrative expense	463,357	784,486
Marketing and selling expense	52,646	218,736
Non-cash compensation expense	191,080	627,773
Depreciation and amortization expense	335,634	392,868
Asset impairment	4,000,000	648,600
Inventory obsolesence	75,000	274,840
Research and development expense	8,083	67,533

	$5,821,327	$3,162,647

Cost of product sold and manufacturing costs amounted to 127% of product sales in 2009 and 110% of product sales in 2008. The Company had under-absorbed manufacturing costs of approximately $401,822 in the 2009 quarter as compared to $138,423 in the 2008 quarter. Sales will need to increase substantially to absorb all of the manufacturing costs at the current level of manufacturing operation. The under-absorbed overhead was higher in 2009 than 2008, primarily due to having two sites of operation in 2009 as compared to one operating site in 2008.
General and administrative expenses (“G&A”) decreased to $463,357 in the three months ended June 30, 2009, from $784,486 in the 2008 period. The decrease of $321,129 (41%) in G&A is the result of decreases at all levels of the Company, including corporate overhead, consulting fees and the G&A costs at the former PMG manufacturing operation.

Selling and marketing costs (“SMC”) were $52,646 in the three months ended June 30, 2009, as compared to $218,736 in the 2008 period, a decrease of $166,090. The SMC reduction is primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and the elimination of the New York office. Distribution center expenses and marketing and promotion expenses for products also decreased in this period.
Non-cash compensation expense was $191,080 in 2009 and $627,773 in 2008 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of expensing the balance of expired options in the 2008 period.
Depreciation and amortization expense decreased from $392,868 in 2008 to $335,634 in 2009, primarily due to the impairment of the client list in June of 2008. The client list amortization was included in the 2008 period, but not in the 2009 period.
Asset impairment of $4,000,000 in 2009 was for the impairment of goodwill. Asset impairment of $648,600 in 2008 was for the impairment of the client list.
Inventory obsolescence of $274,840 in 2008 was to write off inventory costs for a discontinued product. During the second quarter the Company recorded $75,000 for an inventory obsolescence reserve.
Research and development (“R&D”) costs amounted to $8,083 in 2009 and $67,533 in 2008. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. The substantial decrease is a result of limited available funding.
Other Income (Expense)
Interest expense increased from $17,011 in 2008 to $50,009 in 2009 as a result of the increase in debt incurred after the end of the June 2008 quarter.
During the second quarter of 2009 the Company was able to settle a debt with a former customer which resulted in a gain of $440,331.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
Revenues
During the six months ended June 30, 2009, we had product sales of $2,153,250 and revenues from license fees, royalties and services of $77,500, a total of $2,230,750. There were product sales of $232,093 and revenue from license fees, royalties and services of $37,500, a total of $269,593 in the corresponding 2008 period. Revenues have increased substantially from the prior year as a result of the actions discussed in the Notes to the condensed consolidated financial statements. See above regarding the decline in the second quarter of 2009 from the first quarter of 2009.

Costs and Expenses
Costs and expenses are as follows for the six months ended June 30, 2009 and 2008:

	2009	2008

Cost of product sold and manufacturing costs	$1,869,939	$577,555
General and administrative expense	903,178	1,600,303
Marketing and selling expense	210,148	690,601
Non-cash compensation expense	367,911	1,681,578
Depreciation and amortization expense	669,083	758,331
Asset impairment	4,000,000	648,600
Inventory obsolesence	150,000	274,840
Research and development expense	44,210	139,112

	$8,214,469	$6,370,920

Cost of product sold and manufacturing costs amounted to 87% of product sales in 2009 and 249% of product sales in 2008. The Company had under-absorbed manufacturing costs of approximately $708,398 in the 2009 period as compared to $452,760 in the 2008 period. Sales will need to increase substantially to absorb all of the manufacturing costs at the current level of manufacturing operation.
G&A decreased to $903,178 in the six months ended June 30, 2009, from $1,600,303 in the 2008 period. The decrease of $697,125 (44%) in G&A is the result of decreases at all levels of the Company, including corporate overhead, consulting fees, payroll, insurance and the G&A costs at the former PMG manufacturing operation.
SMC were $210,148 in the six months ended June 30, 2009, as compared to $690,601 in the 2008 period, a decrease of $480,453. SMC costs are down from the year earlier period, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and the elimination of the New York office. Product promotion expenses decreased by $306,000 from 2008 to 2009.
Non-cash compensation expense was $367,911 in 2009 and $1,681,578 in 2008 and includes the amortization of stock grants and amortization of the intrinsic value of stock options to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of expensing the balance of expired options in the 2008 period.
Depreciation and amortization expense decreased from $758,331 in 2008 to $669,083 in 2009, primarily due to the impairment of the client list in June of 2008. The client list amortization was included in the 2008 period, but not in the 2009 period.
Asset impairment of $4,000,000 in 2009 was for the impairment of goodwill. Asset impairment of $648,600 in 2008 was for the impairment of the client list.
Inventory obsolescence of $274,840 in 2008 was to write off inventory costs for a discontinued product. In the first and second quarters of 2009 the Company recorded a $75,000 inventory obsolescence reserve.
R&D costs amounted to $44,210 in 2009 and $139,112 in 2008. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. R&D costs have declined due to a limitation of available funding.

Other Income (Expense)
Interest expense increased from $20,165 in 2008 to $119,279 in 2009 as a result of the increase in debt after the end of the June 2008 quarter.
During the second quarter of 2009 the Company was able to settle a debt with a former customer which resulted in a gain of $440,331.
Liquidity, Capital Resources and Going Concern
At June 30, 2009, our overall working capital position had improved, but still remained negative. At June 30, 2009, we had negative working capital of $2.5 million compared to working capital deficit of $2.7 million at December 31, 2008. However, our liquidity had substantially decreased. At June 30, 2009, we had cash and cash equivalents of $58,870 compared to $433,573 at December 31, 2008. In addition, at June 30, 2009, accounts receivable were $110,426, compared to $486,967 at December 31, 2008. In addition, the Company has $1,175,000 of convertible promissory notes due by September 2009.
For the six months ended June 30, 2009, operating activities consumed $691,435 of cash. This was primarily the result of a net loss for the period of $5.6 million, offset by non-cash compensation expenses of $295,578, depreciation of $669,083 during the quarter and asset impairment of $4,000,000.
Investment activities used an additional $143,950 of cash during the six months ended June 30, 2009, primarily as a result of payments for patent costs and property and equipment. As of June 30, 2009, we did not have any significant commitments for capital expenditures.
Financing activities provided $460,682 of cash during the six months ended June 30, 2009, primarily as the result of a sale of common stock and the proceeds of a loan.
We are not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $1,608,158 during the first quarter of 2009. Sales of product amounted to $545,091 during the second quarter of 2009, which is a substantial decrease from the first quarter of 2009. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. However, in order to support the Company’s current level of operations, substantial additional sales will be required. We expect that we will continue incurring losses from operations through the remainder of 2009. In order to fund the Company’s current business plan, we expect to need an additional $2 million to $4 million of capital, which we hope to secure through the sale of debt or equity securities to investors or strategic partners.
Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We have no available unused sources of credit presently available to us. We intend to secure additional working capital through the sale of debt or equity securities. On August 13, 2009, Innozen entered into the Manufacturing Agreement with SMI which contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. No other arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. We believe the recent worldwide financial crisis has significantly decreased the market for private financing. The number of investment funds committing capital to microcap issuers has decreased, and costs for financing both debt and equity have increased.

Because of our history of net losses and our negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern.
Recent Accounting Pronouncements
Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 - Basis of Presentation” to our financial statements included in Part I—Item 1. Financial Statements of this report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
We maintain disclosure controls and procedures designed to ensure that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report the design and operation of such disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting
In our annual report on Form 10-K for the year ended December 31, 2008, management reported on weaknesses that it identified in the Company’s internal control over financial reporting as of December 31, 2008. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has not maintained perpetual inventory records at its subsidiary location in California and has not maintained adequate control of inventory stored off-site at a third-party warehouse and (3) inadequate segregation of duties consistent with control objectives.
Management reported in the annual report on Form 10-K that its effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, included a plan to implement a fully functioning perpetual inventory system for the Company’s inventory and to appoint two or more outside directors to be appointed to the audit committee.
We undertook the following changes in our internal controls financial reporting during the second quarter period covered by this report:
•	We continued implementation of a new perpetual inventory management system. That system is expected to be fully implemented by the end of 2009.
•
We appointed two additional directors to our Board, Mr. Jeffrey Wattenberg and Mr. Anthony Seaber. Mr. Seaber is an outside director. That brings our total board composition to six members of which two are independent directors as defined by the Nasdaq Marketplace Rules. We still do not have a majority of independent directors.

•
We formed an audit committee of our board of directors comprised of Messrs. Matthew Burns and Daniel Kelly. Mr. Burns is an independent director as defined by the Nasdaq Marketplace Rules. Mr. Kelly was formerly the Chief Executive Officer of Healthsport, Inc. but is not currently an officer or employee of the Company.

Limitations On Disclosure Controls And Procedures
Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer has determined that as of the end of the period covered by this report, our disclosure controls were effective at that reasonable assurance level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, except for as discussed below, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.
On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade tortiously interfered with Enlyten’s contractual agreement with the Buffalo Bills and with Enlyten’s business relationships with various third parties including other NFL teams to wrongfully restrain trade. There have been no material changes in connection with this matter since our last report in our Annual Report on 10-K.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, then we may not become profitable and you may lose your entire investment in our company.
The Company was incorporated in 1985 but we did not adopt our current business plan related to edible film strip technology and for the development, formulation, manufacture, distribution, licensing and sale of edible thin film products containing dietary supplement and drug active ingredients until 2006. As such, we have a limited operating history in the field of edible thin film technology and products in general from which to evaluate our business and prospects. We incurred a net loss of $8.9 million for the year ended December 31, 2008, and $9.8 million for the year ended December 31, 2007, and have an accumulated deficit of $42.5 million at December 31, 2008. We cannot assure you that our future operations will be successful or that we will ever have profits. Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.
The Company was incorporated in 1985 but we did not adopt our current business plan relating to edible film strip technology and for the development, formulation, manufacture, distribution, licensing and sale of edible thin film products containing dietary supplement and drug active ingredients until 2006. Our limited operating history in the field of edible thin film technology and products may not provide a meaningful basis on which to evaluate our business. Since our inception our revenues have not always grown from year to year. We cannot assure you that we will achieve our growth targets, or that we will achieve positive cash-flow or profitability, or that we will not incur negative cash flow or net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses beyond our forecasts. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:
•	maintain and improve our technology;

•	expand our product and service offerings and maintain the high quality of products and services offered;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers’ orders on time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and/or

•
anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, then our business may be materially and adversely affected.
We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.
We believe that existing and new competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop better technology or more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations, and financial condition.
Our major competitors may be better able than us to successfully endure downturns in our markets. In periods of reduced demand for our products, we can either choose to maintain market share by reducing prices for our products to meet competition or maintain our product prices, which likely would result in sacrifice of our market share. Sales and overall profitability would be reduced and sustained losses may continue in either case. In addition, we cannot be assured that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We have a history of losses and we may not achieve profitability in the future.
We have not been profitable on a quarterly or annual basis since the adoption of our thin film pharmaceutical product business plan. Our operations resulted in a net loss of $8.9 million for the year ended December 31, 2008, and $9.8 million for the year ended December 31, 2007. As of December 31, 2008, our accumulated deficit was $42.5 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that private companies do not incur. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve profitability and we may continue to incur significant losses for the foreseeable future.
Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.
As of the date of our most recent audit, which included the fiscal years ended December 31, 2008 and December 31, 2007, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors expressed substantial doubt about our ability to continue as a going concern. We incurred a net loss of $8.9 million for the year ended December 31, 2008, and $9.8 million for the year ended December 31, 2007. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.
Our inability to fund our capital to meet our expenditure requirements may adversely affect our growth and profitability.
Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including our financial condition and results of operations, the condition of the economy, and conditions in relevant financial markets. If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth, and profitability may be adversely affected. The current state of the US and global economy raises substantial doubts, especially about our ability to raise the additional capital that we will need to sustain our business operations.

Our board of directors has the right to issue additional shares of common stock or preferred stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.
Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, thereby protecting the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:
•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover
We may not be able to prevent others from unauthorized use of our patents and other intellectual property, which could harm our business and competitive position.
Our success depends, in part, on our ability to protect our proprietary technologies. We own multiple filed United States and foreign patent applications covering our technology and we expect to file more U.S. and foreign patent applications in the future. But the process of seeking patent protection can be lengthy and expensive and we cannot assure that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages. We also cannot assure that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our technology.
Our success depends in large part on our ability to protect and enforce our intellectual property rights.
We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights on a global basis, all of which provide only limited protection. We cannot assure you that any patent issued from our currently pending patent applications will give us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Since the filing of some of these patent applications may have been, or will be, made after the date of first sale or disclosure of the subject inventions, patent protection may not be available for these inventions outside the United States. Any patents that may issue in the future may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our domestic and foreign proprietary rights.
Assertions by third parties that we infringe their intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.
The medical device and pharmaceutical industries are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow; the costs of defending against such claims can be very large. Our technologies may not be able to withstand any third-party claims or rights against their use. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our products, or could expose us to litigation for these claims.

Any intellectual property rights claim against us, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe.
For any intellectual property rights claim against us we may have substantial direct and indirect costs. Direct costs can include a requirement to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to purchase a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses, or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Substantial indirect costs also may be expected in the form of diversion of development and management resources in strategic planning for legal, technology, and business defenses to such claims.
We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially M.E. Hank Durschlag, our Chief Executive Officer, Robert S. Davidson, InnoZen’s Chief Executive Officer, Jeffery Wattenberg, HealthSport’s President, Tom Beckett, InnoZen’s Chief Operating Officer and Wayne Nasby, InnoZen’s Vice President of Operations. The loss of the services of any member of our management team for any reason may have a material adverse effect on our business and prospects. We do not maintain key man insurance on any members of our management team.
Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing, and technology development personnel is particularly intense in the medical device and pharmaceutical industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.
We are substantially dependent on third party distributors for the sale of our products.
Since 2008, substantially all of our product recent product sales have come through two distributors. On March 11, 2008 we entered into a five year distribution agreement with Unico Holdings, Inc. who sells our products through a number of retail and pharmaceutical channels. On September 11, 2008, we entered into a distribution agreement with T. Lynn Mitchell Companies LLC to distribute certain products containing our bi-layered strip technology. Following the end of the period covered by this report, we entered into a strategic alliance with Destiny Productions LLC and Content Marketing Solutions, Inc. to provide additional strategic marketing, and distribution services for our products. We expect to rely on the sales efforts of third party distributors for our products. Our distributors are not exclusive to us and distribute other products from other manufacturers. We do not have the ability to exercise control over the actions of our distributors in the same manner that we would an internal sales team. If those distributors decide to terminate their arrangements with us, or fail to exert substantial efforts on our behalf, our revenues and results of operations will be significantly impacted.

If we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, then our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and distribute our products and services to new and existing customers.
We may expand by acquiring or investing in other companies, which may divert management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to operate and sustain our business.
Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary products, services, technologies, or businesses. We also may enter into relationships with other businesses to expand our product or service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, investments in other companies, or other strategies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services offerings, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the target’s software is not easily adapted to work with ours, or we are unable to retain the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for operation and development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:
•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and/or

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
Any of these risks could harm our business and operating results.
We are responsible for the indemnification of our officers and directors.
Our articles of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.
We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Our securities may be thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.
Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers, and are not followed by analysts.
The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board may not be listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.
Investors must contact a broker-dealer to trade Over-the-Counter Bulletin Board securities. As a result, you may not be able to buy or sell our common stock at the times that you may wish.
Even though our common stock is quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock price may be volatile and you may not be able to sell your shares for more than what you paid.
Our stock price is likely to be subject to significant volatility and you may not be able to sell shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility, which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.
Our common stock is subject to penny stock rules.
Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1 million or annual incomes exceeding $200 thousand or $300 thousand together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is likely to be subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.
Investment in our common stock involves a high degree of risk. Please carefully consider the risks described below before making an investment decision. These risks should be considered in conjunction with our business plan. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the value of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are not exhaustive. These risk factors represent only some of the risks associated with investment in our common stock.

We will not be successful if the pharmaceutical community does not adopt our new products.
Our success will depend on the pharmaceutical community’s acceptance of our products. We cannot predict how quickly, if at all, the medical community will accept our products, or, if accepted, the extent of their use. The potential end-users of our products must:
•	believe that our products offer benefits compared to the products that they are currently using;

•	use our products and obtain acceptable results;

•	believe that our products are worth the price that they will be asked to pay; and

•	be willing to commit the time and resources required to change their current purchasing.
Because we have a limited history of sales and are selling a relatively novel product, we have limited ability to predict the level of growth or timing in sales of these products.
We may have to compete against new technologies developed by competitors. New technologies we develop may not gain market acceptance by customers, or may not perform to expectations and result in liability to us.
The medical device and pharmaceutical industries are subject to technological change as competitors seek to identify more effective or cheaper treatments. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money in extended development costs or product liability claims.
We may face product liability claims that could result in costly litigation and significant liabilities.
The manufacture and sale of dietary supplement, medical and pharmaceutical products entail significant risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources. Because of our limited operating history and lack of experience with these claims, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.
Our products and our manufacturing activities are subject to extensive governmental regulation that could prevent us from selling our products in the United States or introducing new and improved products.
Our products and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:
•	obtain the clearance of the FDA and international agencies before we can market and sell our products;

•	satisfy these agencies’ content requirements for all of our labeling, sales and promotional materials; and

•	undergo rigorous inspections by these agencies.

Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business. We are also required to demonstrate compliance with the FDA’s quality system regulations. The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are unable to conform to these regulations, the FDA may take actions which could seriously harm our business. In addition, government regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company sold 1,525,000 shares of its common stock for $305,000 in cash to an accredited investor in a private placement transaction during the three months ended June 30, 2009.
The Company issued 1,735,037 shares of its common stock in exchange for cancellation of notes payable and accrued interest of $207,755 during the three months ended June 30, 2009.
All of the shares issued in the foregoing transactions were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
The Company has several secured convertible promissory notes at June 30, 2009 for $1,075,000. The Company has not made the scheduled interest payments on the required dates and is in default. The total arrearage under these promissory notes at June 30, 2009 is $64,972.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

Item 5.	OTHER INFORMATION.
Not applicable.

Item 6.	EXHIBITS.
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPORT, INC.
Date: August 14, 2009	/s/ M.E. Hank Durschlag
M.E. Hank Durschlag, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Manufacturing License Agreement dated August 13, 2009 between InnoZen, Inc. and Supplemental Manufacturing Ingredients, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report