Form 10-Q
period 2009-09-30
Healthsport, Inc.
filed 2009-11-16
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009, 55,802,753 shares of the issuer’s common stock, par value $0.0001 per share, were outstanding.

HealthSport, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2009

-i-

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “HealthSport,” “Company,” “we,” “us,” and “our” refer to HealthSport, Inc., a Delaware corporation, and its wholly-owned subsidiaries: Enlyten, Inc. (“Enlyten”); InnoZen, Inc. (“InnoZen”) and InnoZen’s majority owned subsidiary Pacific Manufacturing Group LLC (“PMG”) until its sale on December 30, 2008; Health Strip Solutions, LLC (“Health Strip”); and HealthSport Nutraceutical Products, Inc. (“Nutraceutical”).
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
Forward-looking statements reflect our current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about our ability to:
•	maintain operating costs and implement our current business plan;

•	obtain future financing or funds when needed;

•	effectively launch new products

•	develop and obtain a diverse and loyal customer base;

•	protect our intellectual property rights and avoid infringing on the rights of others;

•	attract and retain a qualified employee base;

•	respond to new technology developments before our competitors;

•	successfully complete acquisitions, strategic partnerships, and other significant transactions; and

•	develop and execute a successful business strategy.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2008 Annual Report, as well as in other reports and documents we file with the SEC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,443	$433,573
Accounts receivable (less allowance of $2,000 in 2009 and 2008)	97,257	486,967
Inventory	256,043	585,746
Prepaid expenses and other assets	237,863	293,318

Total current assets	616,606	1,799,604
Property and equipment, net	719,951	756,086
Non-current accounts receivable	200,294	225,000
Goodwill	6,276,948	10,276,948
Patent costs and other intangible assets, net	17,824,169	18,621,760
Other assets	80,010	137,170

Total assets	$25,717,978	$31,816,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,494,014	$1,462,148
Accrued expenses	400,664	900,837
Current portion of capital lease obligation	69,108	64,465
Current portion of convertible promissory notes, Note 6	1,182,500	1,268,000
Deferred revenue	588,401	832,256
Derivative Liability	648,987	—

Total current liabilities	4,383,674	4,527,706

Convertible promissory notes, Note 6	356,596	277,450
Capital lease obligation	221,840	274,727

Total liabilities	4,962,110	5,079,883

Commitments and contingencies, Note 7

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $.0001 par value; authorized 500,000,000 shares; 55,802,753 and 49,366,120 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5,580	4,937
Additional paid-in capital	67,851,041	69,241,594

Accumulated deficit	(47,100,753)	(42,509,846)

Total stockholders’ equity	20,755,868	26,736,685

Total liabilities and stockholders’ equity	$25,717,978	$31,816,568

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenue
Product sales	$61,931	$580,224	$2,215,181	$812,317
License fees, royalties and services	29,692	18,750	107,192	56,250

Total revenues	91,623	598,974	2,322,373	868,567

Costs and expenses
Cost of product sold and manufacturing costs	269,233	463,267	2,075,570	1,097,667
General and administrative expense	675,631	645,317	1,714,748	2,181,818
Marketing and selling expense	10,672	358,530	220,820	1,056,087
Asset impairment	—	—	4,000,000	648,600
Inventory obsolescence	112,000	—	262,000	274,840
Non-cash compensation expense	171,148	351,747	466,726	2,033,325
Depreciation and amortization expense	330,944	294,982	1,000,027	1,053,313
Research and development costs	24,931	30,106	69,140	169,217

Total costs and expenses	1,594,559	2,143,949	9,809,031	8,514,867

Net loss from operations	(1,502,936)	(1,544,975)	(7,486,658)	(7,646,300)

Other income (expense):
Interest income	6	406	304	1,175
Settlement income	3,850	—	444,181	—
Change in fair value of derivative liability	372,063	—	2,732,608	—
Miscellaneous income	10,822	—	19,728	5,584
Interest expense	(181,792)	(16,795)	(301,071)	(36,960)

Other income (expense)	204,949	(16,389)	2,895,750	(30,201)

Net loss before income taxes and minority interest	(1,297,987)	(1,561,364)	(4,590,908)	(7,676,501)
Provision for income taxes	—	—	—	—

Net loss before minority interest	(1,297,987)	(1,561,364)	(4,590,908)	(7,676,501)
Minority interest	—	36,416	—	88,842

Net loss	$(1,297,987)	$(1,524,948)	$(4,590,908)	$(7,587,659)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.17)

Weighted average shares outstanding, basic and diluted	54,747,503	45,318,180	52,274,767	44,531,864

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities
Net loss	$(4,590,908)	$(7,587,659)
Adjustment to reconcile net loss to net cash used in operating activities:
Minority interest	—	(88,842)
Amortization of non-cash stock compensation	466,726	1,811,575
Amortization of loan discount	129,254	—
Depreciation and amortization	1,000,027	1,053,313
Common stock issued for services	314,000	221,750
Inventory obsolescence reserve	262,000	274,840
Asset impairment	4,000,000	648,600
Gain on debt settlement	(444,181)	—
Change in fair value of derivative liability	(2,732,608)	—
Change in other assets and liabilities:
Accounts receivable	389,710	136,471
Inventory	67,703	333,153
Prepaid expenses and other assets	129,342	242,337
Accounts payable	138,478	804,179
Accrued expenses	26,560	526,857
Deferred revenue	(243,855)	—

Net cash used in operating activities	(1,087,752)	(1,623,426)

Cash flows from investing activities
Patent costs incurred	(53,468)	—
Acquisition of property and equipment	(108,666)	(389,022)

Net cash used in investing activities	(162,134)	(389,022)

Cash flows from financing activities
Collect stock subscription receivable	—	22,500
Funding from joint venture partner	—	990,000
Proceeds from loans	90,000	545,000
Capital lease payments	(48,244)	(161,504)
Sale of common stock	800,000	660,000

Net cash provided by financing activities	841,756	2,055,996

Net increase (decrease) in cash and cash equivalents	(408,130)	43,548
Cash and cash equivalents, beginning of period	433,573	167,323

Cash and cash equivalents, end of period	$25,443	$210,871

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$167,639	$7,733
Income taxes	—	—

Non-cash investing and financing activities:
Reclassification of derivative liability	3,252,341	—
Common stock issued for notes payable and accrued interest	222,756	—
Common stock issued for rent payable	62,762	—
Stock subscription receivable	—	500
See accompanying notes to condensed consolidated financial statements.

HealthSport, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
Principles of Consolidation
The condensed consolidated financial statements include the accounts of HealthSport, Inc., a Delaware corporation, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Financial Statement Preparation
The condensed consolidated financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009.
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

Nature of Business
We are a company specializing in the development and manufacture of proprietary, edible thin film products containing nutraceutical and pharmaceutical actives. Our thin film, which is similar in size and shape to a postage stamp, dissolves rapidly and utilizes patent pending “bi-layer” technology and other novel processes, including proprietary micro-encapsulation methods to mask the taste of actives in the film products. The result of this superior technology is higher quality, more stable products that support a platform capable of carrying larger product volumes and a more diverse array of active ingredients. We believe these qualities render our thin film effective, easy to use and suited for a multitude of consumer products in both the dietary supplement and pharmaceutical arenas.
We currently manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives.
Recent Accounting Pronouncements
On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.
On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets.
On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.
On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.
On April 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes did not have any impact on our consolidated financial statements.
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the consolidated results of the Company.
In June 2009, the FASB amended U.S. GAAP with respect to the accounting for transfers of financial assets. These amendments, among other things, clarified that the objective of U.S. GAAP is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; limited the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removed the concept of a qualifying special-purpose entity. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.
On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements.
On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is, that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our consolidated financial statements.
On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated statements.
On July 1, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events through November 16, 2009, the filing date of this quarterly report, and there is no material impact on to our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. The update reaffirms that fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
NOTE 2: DISPOSITION
On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement (“LLC Agreement”) with Migami, Inc. (“Migami”) for the formation of PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. PMG was formed to build a world-wide regulatory compliant manufacturing facility with cutting edge innovation and stringent quality control, which will be cGMP compliant. Migami was scheduled to contribute $3,000,000 for its 48% interest in PMG. However, Migami was able to make only $990,000 of the required capital contributions. This resulted in substantial delays in completing the manufacturing facility. Production commenced in January 2009, although all operations have not yet been relocated to this facility. As a result of the delays in funding, Migami breached the LLC Agreement and forfeited all rights under that agreement. With Migami in breach of its obligation, PMG was unable to obtain the necessary capital to complete construction and incurring monthly operating losses. Consequently, Innozen elected to sell its interest in PMG for nominal consideration on December 30, 2008 and recognized a book gain of $869,453 on the transaction. The gain was the difference between the Company’s share of the PMG loss which was included in the consolidated financial statements and its investment. Subsequently, operations related to the manufacturing facility have continued in InnoZen. Accordingly, no separate disclosure of PMG is included as the operations would have been included in InnoZen if PMG had not been formed.
NOTE 3: INVENTORY
Inventory at September 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008

Raw materials	$136,032	$173,980
Work in progress	227,988	286,711
Finished goods	40,404	125,055

	404,424	585,746
Reserve for obsolescence	(148,381)	—

Total Inventory	$256,043	$585,746

NOTE 4: ASSET IMPAIRMENT
The Company accounts for goodwill in accordance with FASB codification guidance on accounting for goodwill and intangible assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets to be reviewed for impairment at least annually. A charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing the impairment occurred. The Company tests goodwill for impairment using the two-step process prescribed under the FASB codification guidance. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
Due to a significant reduction in business volume and a decline in the quoted market price of the Company’s stock in the second quarter of 2009, management determined that the fair value of the Company had declined. Based on management’s analysis, the fair value of the Company is no longer in excess of the carrying value of the underlying net assets, including goodwill. Accordingly, the Company recorded an impairment charge of $4,000,000 in the quarter ending June 30, 2009.
NOTE 5: DERIVATIVE LIABILITY
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$25,443	$—	$—	$25,443
Derivatives liability	—	—	$(648,987)	$(648,987)
We have issued convertible secured notes in 2008. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2009 were as follows:

Risk free interest rate	0.45%
Expected life	0 - 0.5 years
Dividend Yield	0%
Volatility	121%
The following is a reconciliation of the derivative liability for 2009:

Value at January 1, 2009	$3,252,341
Modification of instruments	129,254
Decrease in Value	(2,732,608)

Value at September 30, 2009	$648,987

NOTE 6: CONVERTIBLE PROMISSORY NOTES
Convertible promissory notes consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Senior secured convertible promissory notes of $625,000 due March 31, 2010 with an option to extend for another 6 months and $450,000 due September 30, 2009 (in default); interest payable at 12% annum and a default rate of 18% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on March 31, 2010 (13 holders) and accrued interest due on January 1, April 1, July 1 and Oct 1, 2009 not paid (11 holders)	$1,075,000	$1,100,000

Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; secured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009, principal and interest not paid due to litigation involving Migami and SMI Manufacturing, LLC (litigation does not involve the Company)	100,000	100,000

Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009 not paid	48,000	63,000

Convertible promissory note to the Company’s former counsel due April 11, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009 not paid	144,646	100,000

Convertible promissory note to a company due November 1, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008 not paid	—	126,000

Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008 not paid	51,450	51,450

Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November, 21 2009	112,500	—

Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share	5,000	5,000

Convertible promissory note to a company due March 11, 2010 including interest at 6% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due March 11, 2010	2,500	—

	1,539,096	1,545,450
Current portion of convertible promissory notes	1,182,500	1,268,000

Convertible promissory notes, less current portion	$356,596	$277,450

Substantially all promissory notes are with shareholders.

NOTE 7: COMMITMENTS AND CONTINGENCIES
The Company leases its office and current manufacturing facility in Woodland Hills, California. The lease expires on January 1, 2010 and has a one-year renewal option. Rent under the lease is $11,648 per month. The Company plans to consolidate all operations in the Oxnard location (see below) by January 1, 2010.
The Company leases a manufacturing facility in Oxnard, California which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015 at lease rates of $12,812 to $14,853 per month. The Company began manufacturing at this location in January 2008 and plans to consolidate all operations at this facility by January 1, 2010.
In January 2007, the Company executed a three-year lease agreement for 2,182 square feet of office space in Amherst, New York for the Enlyten office at $2,455 per month. The Company closed this office during 2008 and is attempting to sub-lease the space for the remainder of the lease term.
The Company has the following royalty agreements:
1.	Royalty agreement for an indefinite period covering all strip products except Fix Strips and Enlyten™ Energy Strips of 1.0% of the first $100,000,000 in sales and 0.5% thereafter.

2.
Royalty agreement for an indefinite period of 1.0% of the first $20,000,000 in sales of the Fix Strips and Enlyten™ Energy strips and 0.5% of the next $80,000,000 in sales of the Fix Strips and Enlyten™ Energy strips.

On March 11, 2008, the Company entered into a five-year distribution agreement with Perrigo Florida, Inc. (“Perrigo”), formerly known as Unico Holdings, Inc. Perrigo’s customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Perrigo to maintain its exclusive distribution right.
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
The Company has failed to remit payroll tax payments of $140,930, as required by various taxing authorities. When payment is ultimately made, management believes that the Company will be assessed various penalties for the delayed payments. As of September 30, 2009, management was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.
In the normal course of business, the Company may become a party in a legal proceeding. The only significant matters of which the Company is aware are discussed below.

On October 30, 2007, the Company’s wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively, the “Gatorade”) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten’s contractual agreement with the Buffalo Bills and with Enlyten’s business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited the Company’s ability to market and sell the Sport Strip branded product. The case is still in the discovery phase. On November 21, 2008, the Company was forced to bring a motion to compel discovery from the defendants and, on February 24, 2009, the Court ordered the defendant to produce discovery within 60 days. Defendant did subsequently produce discovery during this time period. The next stage of the discovery process will involve the scheduling of depositions.
On June 29, 2009, Robert Kusher filed suit against the Company in Circuit Court for the Seventh District in Broward County, Florida (case no. 09035822). Mr. Kusher served as chief executive officer of the Company from on or about March 2008 until August 2008. In August 2008 the Company issued an 8-K announcing that Mr. Kusher had resigned his position. The complaint alleges that Mr. Kusher never resigned from his position as chief executive officer. It asserts claims against the Company for breach of contract, and fraudulent inducement of employment. The complaint requests damages of $450,000, plus the issuance of 500,000 shares of the Company’s common stock, plus 1,000,000 options to purchase common stock at $1.00, plus 1,000,000 options to purchase common stock at $1.50. The Company intends to file a responsive pleading in this action and defend this lawsuit.
NOTE 8: GOING CONCERN
At September 30, 2009, the Company had current assets of $616,606; current liabilities of $4,383,674; and a working capital deficit of $3,767,068. The Company incurred a loss of $4,590,908 during the nine months ended September 30, 2009, which included depreciation and amortization of $1,000,027, amortization of non-cash stock compensation of $466,726, a gain on change in fair value of derivative liability of $2,732,608 and a $4,000,000 impairment loss of goodwill. The Company has incurred substantial losses to date and has an accumulated deficit at September 30, 2009 of $47,100,753.
The Company is not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $2,215,181 during the first, second and third quarters of 2009. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. However, in order to support the Company’s current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations through the remainder of 2009.
We have historically funded our working capital requirements primarily through the private placement of debt or equity securities. In order to fund the Company’s current business plan, we expect to need an additional $2 million to $4 million of capital, which we hope to secure through the sale of debt or equity securities to investors or strategic partners.
On August 13, 2009, the Company’s Innozen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with Supplemental Manufacturing & Ingredients, LLC, an Arizona limited liability company (“SMI”). The Manufacturing Agreement contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. At September 30, 2009, SMI had made the initial two payments under the subscription agreement. The subscription agreement is subject to cancellation contingent on the closing of the Stock Purchase Agreement discussed in Note 9.

These conditions raise substantial doubt about our ability to continue as a going concern. Because of our historic net losses, and our negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.
NOTE 9: SUBSEQUENT EVENTS
Stock Purchase Agreement
On November 6, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Supplemental Manufacturing & Ingredients, LLC, an Arizona limited liability company (“SMI”), pursuant to which the Company agreed to issue 66,666,667 shares of its authorized but unissued common stock (the “Shares”) in exchange for cash and a promissory note representing an aggregate value of $10,000,000 (the “SMI Financing”).
At the time of closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”) and in accordance with the terms of the Stock Purchase Agreement, SMI will pay to the Company $2,000,000 and will issue a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The promissory Note will be payable in five installments as follows:
•	$500,000 on or before November 15, 2009;

•	$400,000 on or before December 31, 2009;

•	$1,650,000 on or before February 28, 2010;

•	$2,500,000 on or before April 30, 2010; and

•	$2,950,000 on or before June 30, 2010.
The Promissory Note will mature on June 30, 2010 and will accrue interest at the rate of 4% per annum. The Company will issue and deliver 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares will be issued in the name of SMI, but will be held by a third party agent pursuant to a Stock Pledge Agreement and Escrow Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note.
In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances, as more particularly described in the Stock Purchase Agreement and in Part II, Item 1A. “Risk Factors” below.
The Closing of the transactions contemplated by the Stock Purchase Agreement is subject to customary conditions, and no assurances can be given that those conditions will be met, or waived, or that the transactions contemplated by the Stock Purchase Agreement will occur. If the SMI Financing closes it will supersede and cancel the remaining payments under subscription agreement of the Manufacturing Agreement.

Separation Agreements
In connection with the SMI Financing, three of the Company’s six current directors, M.E. Hank Durschlag, Anthony Seaber and Jeffrey Wattenberg, agreed to resign their positions as directors effective and contingent upon the closing of the SMI Financing.
On November 4, 2009, the Company entered into a separation agreement with M.E. Hank Durschlag that is effective and contingent upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Durschlag will receive (a) a $67,750 payment on or before December 1, 2009, (b) a $7,000 payment on the first day of each month beginning January 1, 2010 for ten (10) months, (c) 300,000 shares of unregistered common stock of the Company, and (d) payment of Mr. Durschlag’s health insurance coverage through December 31, 2009. Mr. Durschlag will also receive a commission of 0.5% of the Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products for a period of seven years and will receive 50,000 shares of unregistered stock of the Company for each $1,000,000 in Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement film strip products up to a maximum of 500,000 shares. “Net Sales Revenues” is defined in Mr. Durschlag’s separation agreement as the Company’s gross sales and license revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Durschlag.
On November 6, 2009, the Company entered into a separation agreement with Jeffrey Wattenberg that is effective and contingent upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Wattenberg will receive (a) a $30,000 payment on or before December 1, 2009, (b) 400,000 shares of unregistered common stock of the Company, and (c) a broker agreement between the Company and Mr. Wattenberg pursuant to which Mr. Wattenberg will receive a 4% commission on the Net Sales Revenues received by the Company for products and customers that Mr. Wattenberg brings to the Company and that the Company approves, and (d) 75,000 shares of unregistered common stock of the Company for each $1,000,000 in “JV-attributable Sales” received by the Company under the term sheet agreement by and between the Company and Destiny Productions and Content Marketing Solutions dated July 2009 up to a maximum of 1,000,000 shares. “Net Sales Revenues” is defined in the broker agreement as the Company’s gross sales revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Wattenberg.
On November 4, 2009, the Company entered into a separation agreement with Daniel Kelly that is effective and contingent upon the Closing of the SMI Financing. Mr. Kelly, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement will terminate and Mr. Kelly will receive (a) a $45,000 payment on or before December 1, 2009, (b) a $10,000 payment on the first day of each month beginning on January 1, 2010 for nine (9) months and (c) 100,000 shares of unregistered common stock of our Company. The separation agreement includes a release of claims by Mr. Kelly.
On November 4, 2009, the Company entered into a separation agreement with Matthew Burns that is effective and contingent upon the Closing of the SMI Financing. Mr. Burns, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement will terminate and Mr. Burns will receive (a) a $35,000 payment on or before December 1, 2009 and (b) 100,000 shares of unregistered common stock of the Company. The separation agreement includes a release of claims by Mr. Burns.

Employment Agreements
On November 4, 2009, we entered into an employment agreement with Robert Davidson that is effective and contingent upon the closing of the SMI Financing. Under the terms of the employment agreement, Mr. Davidson will receive (a) an annual base salary of $260,000 and (b) 2,000,000 shares of restricted stock, subject to vesting in accordance with the schedule set forth in Mr. Davidson’s employment agreement. Mr. Davidson will also be eligible to participate in our employee benefit programs.
On November 4, 2009, we entered into an employment agreement with Thomas Beckett that is effective and contingent upon the closing of the SMI Financing. Under the terms of the employment agreement, Mr. Beckett will receive (a) an annual base salary of $210,000 and (b) 1,500,000 shares of restricted stock of our Company, which shall vest in accordance with the schedule set forth in Mr. Beckett’s employment agreement. Mr. Beckett will also be eligible to participate in our employee benefit programs.
Commitment and Contingencies
On October 22, 2009, Schering-Plough S.A. de C.V. (“Schering”) issued a demand letter requesting payment of $150,000. The dispute arises out of an exclusive distribution agreement that the Company entered into with Schering on June 27, 2007. The exclusive distribution agreement was never fully performed and Schering is demanding the refund of a $150,000 payment that it made for future research and development and purchases of products. In its demand letter, Schering states that it intends to demand an arbitration proceeding in an effort to recover the disputed $150,000. The Company intends to respond to this demand and to defend this action.
On October 28, 2009, Perkins Coie, LLP (“Perkins”), issued a demand letter requesting payment of approximately $285,000. Perkins is a law firm that has provided services to the Company related to the Company’s intellectual property and patent filings. The payment demanded relates to unpaid balances for professional services on an open account with Perkins. In the letter, Perkins threatens to initiate legal proceedings against the Company to collect the unpaid account. The Company intends to settle this matter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.
Overview
We are a company specializing in the development and manufacturing of proprietary, edible thin film products containing nutraceutical and pharmaceutical actives. Our thin film, which is similar in size and shape to a postage stamp, dissolves rapidly and utilizes patent pending “bi-layer” technology and other novel processes, including proprietary micro-encapsulation methods to mask the taste of actives in the film products. The result of this superior technology is a higher quality, more stable products that support a platform capable of carrying larger product volumes and a more diverse array of active ingredients. We believe these qualities render our thin film effective, easy to use and suited for a multitude of consumer products both in the dietary supplement and pharmaceutical arenas.
We currently manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. These are marketed under such product names as SPORTSTRIPS, PEDIASTRIPS, FIX STRIPS, ENLYTEN™ ENERGY STRIPS, SURVIVAL STRIPS, ENLYTEN MELATONIN STRIPS, ENLYTEN ANTIOXIDANT STRIPS, ENLYTEN ELECTROLYTES PLUS STRIPS, ENLYTEN APPETITE SUPPRESSANT STRIPS, and ENLYTEN CALORIE BURNER STRIPS. We distribute these products through two primary distributors. On March 11, 2008, we entered into a five-year distribution agreement with Perrigo Florida, Inc. (“Perrigo”), formerly Unico Holdings, Inc. Perrigo’s customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The agreement calls for a minimum of $22 million of product purchases over a five-year term in order for Perrigo to maintain its exclusive distribution right. On September 11, 2008, the Company entered into a distribution agreement with T. Lynn Mitchell Companies, LLC (“T Lynn”) for the production and sale of a variety of dietary supplement products, including Enlyten branded Antioxidant Strips, Electrolytes Plus Strips, Energy Strips and Melatonin Strips. National marketing of the products began in the first quarter of 2009. These sales are subject to a 5% commission.

We are in the process of developing thin film products that contain over-the-counter and prescription drug actives. We are seeking to work with pharmaceutical companies to use our thin film as a unique drug delivery system. We believe our thin film delivery technology has several material benefits over existing drug delivery forms and should enjoy strong physician, patient and consumer acceptance. Our thin film improves convenience and ease of use through discretion and portability and precludes the need for water or liquids. Our thin film may also improve dosing accuracy relative to liquid formulations thereby ensuring proper dosing for the pediatric, geriatric and mentally ill patients where proper administration is often difficult. In addition, our thin film provides ease of dosing for patients with conditions that make it difficult to swallow other solid dosage forms such as tablets or capsules.
Our proprietary thin film drug delivery technology is supported by a significant portfolio of intellectual property which we believe differentiates us from our competitors. We believe this technology will enable pharmaceutical companies to better manage the life cycle of their products. By combining our thin film delivery technology with existing drugs, we believe our thin film can strategically differentiate existing or soon-to-be generic drugs from potential generic competitors and can help protect branded prescription products against existing or new generic entries by providing additional patent protection or exclusivity in the marketplace. Additionally, we believe our thin film drug delivery technology can also be used to create new drug products with improved efficacy.
Recent Developments
Total revenues for the third quarter declined to $91,623 from $563,841 in the second quarter of 2009. The decline in revenues was attributable to weaker than expected demand for our products. The Company sells substantially all products through two customers—Perrigo and T. Lynn. The Company believes that the lower sales are the result of the current difficult retail environment and some seasonality in the consumption of its products. In response to the decline in revenues the Company took additional steps to reduce headcount and other operating expenses during the quarter. For its business and revenue development, the Company is focused on identifying national and internationally recognized nutritional supplement companies and pharmaceutical companies who can benefit from the Company’s technology as a new distribution mechanism for their supplements or drugs. For the nine months ended September 30, 2009, revenues were $2,322,373. We finished the third quarter with cash and equivalents of $25,443 at September 30, 2009 and a working capital deficit of $3,767,068. We expect to continue incurring net losses from operations for at least the remainder of 2009.
We have taken a number of actions during and after the period ended September 30, 2009 to increase our distribution channels, reduce our operating expenses and secure additional capital.
On July 14, 2009, the Company announced that it had entered into a strategic alliance with Destiny Productions, LLC and Content Marketing Solutions, Inc. for strategic marketing, content development, distribution and sale of our edible film-strip technology products.
The Company has formed a Business Advisory Panel (“BAP”) to provide independent expert high-level business guidance and support as well as innovative thinking across a diversity of areas. In August 2009, Jennifer M. McCallum, Ph.D., Esq. and Dennis Patrick were added to the BAP. Ms. McCallum has a doctorate in reproductive physiology and has worked on many cases of first impression, including obtaining the first permit for the production of pharmaceuticals in plants in the State of Colorado. Ms. McCallum has won several awards, including Technology of the Year by the Governor of the State of Iowa and was a semi-finalist for the same in the State of Utah. Mr. Patrick is the Chairman of National Geographic Ventures, a wholly owned subsidiary of the National Geographic Society. Prior to National Geographic, Mr. Patrick was the CEO of Patrick Communications Inc., a telecommunications consulting firm, and Doeg Hill Ventures, LLC, a venture capital group focused on early-stage investments in the communications industry. From 1999 to 2001 he was the first president of AOL Wireless. Well known in the communication policy circles, Mr. Patrick served as Commissioner and then as Chairman of the Federal Communications Commission from 1983 to 1989.

During the third quarter, our InnoZen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with Supplemental Manufacturing & Ingredients, LLC, an Arizona limited liability company (“SMI”). Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In consideration of the rights granted to SMI by InnoZen, SMI shall pay $150,000 to InnoZen upon execution of this agreement where as $100,000 has been paid and $50,000 shall be paid within ninety (90) days of execution of the Manufacturing Agreement. In addition, the Manufacturing Agreement contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. SMI has made the initial payments under the Manufacturing Agreement. The subscription agreement is subject to cancellation contingent on the closing of the Stock Purchase Agreement as discussed herein.
During the third quarter we amended senior secured convertible promissory notes in the principal amount of $625,000 by extending the maturity date to March 31, 2010 and waiving any default. We have not yet amended the remaining $450,000 of aggregate principal amount of promissory notes under the secured convertible debenture and continue to be in default on this aggregate amount.
Subsequent to the end of the quarter, on November 6, 2009, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SMI, pursuant to which we agreed to issue 66,666,667 shares of our common stock (the “Shares”) in exchange for cash and a promissory note representing an aggregate value of $10,000,000 (the “SMI Financing”). At the time of closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”) and in accordance with the terms of the Stock Purchase Agreement, SMI will pay to the Company $2,000,000 and will issue a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The promissory Note will be payable in five installments as follows:
•	$500,000 on or before November 15, 2009;

•	$400,000 on or before December 31, 2009;

•	$1,650,000 on or before February 28, 2010;

•	$2,500,000 on or before April 30, 2010; and

•	$2,950,000 on or before June 30, 2010.
The Promissory Note will mature on June 30, 2010 and will accrue interest at the rate of 4% per annum. The Company will issue and deliver 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares will be issued in the name of SMI, but will be held by a third party agent pursuant to a Stock Pledge Agreement and Escrow Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note.

In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances, as more particularly described in the Stock Purchase Agreement and in Part II, Item 1A. “Risk Factors” below.
The Closing of the transactions contemplated by the Stock Purchase Agreement is subject to customary conditions, and no assurances can be given that those conditions will be met, or waived, or that the transactions contemplated by the Stock Purchase Agreement will occur. If the SMI Financing closes, it will supersede and cancel the final payments under the subscription agreement contained within the Manufacturing Agreement. We anticipate that proceeds from the SMI Financing will fulfill our working capital requirements for at least the next 12 months. Except for these agreements with SMI, there are no arrangements or agreements in place for such capital at this time and no assurances can be given as to the terms upon which the Company will be able to raise capital, if at all. See “Liquidity, Capital Resources and Going Concern” below and “Risk Factors” in Part II, Item 1A below.
The Stock Purchase Agreement contemplates a change in control of our Board of Directors as well as a change in our executive officers. In connection with the SMI Financing, three of the Company’s six current directors, M.E. Hank Durschlag, Anthony Seaber and Jeffrey Wattenberg, agreed to resign their positions as directors effective and contingent upon the closing of the SMI Financing. The Stock Purchase Agreement provides that prior to the Closing the size of the Board will be increased to seven members and that SMI shall be entitled to appoint four members to fill the vacant positions on the Board. In connection with the Stock Purchase Agreement, each of the four board designees, as a condition to their appointment, will place into escrow pursuant to the Stock Pledge Agreement and the Escrow Agreement a written resignation which shall become effective, at the Company’s election, upon the occurrence of an Event of Default under the Promissory Note or the Stock Pledge Agreement.
In addition, the Stock Purchase Agreement provides that for so long as any amounts remain outstanding under the Promissory Note, the Company shall obtain the approval of not less than five directors of a seven member board of directors (or not less than one plus the number of directors appointed by the Investor if a different size board) prior to taking certain corporate actions, including: (a) changing the Company’s principal line of business; (b) any liquidation, dissolution or winding-up; (c) any amendment or restatement to the Company’s articles of incorporation or bylaws; (d) increasing or decreasing the number of board members; (e) significant acquisitions, dispositions, licenses or transfers of assets outside the ordinary course of business; (f) issuing capital stock, except for shares issuable in accordance with the terms of outstanding employee benefit plans or warrants, options or other derivative securities; (g) declaring dividends or redeeming, purchasing or otherwise effecting any recapitalization or restructuring of outstanding shares of capital stock; (h) incurring significant indebtedness; (i) effecting any change in control transaction; (j) modifying any executive employment agreements; (k) amending any existing agreement between the Company and SMI; or (l) any amendment modification or waiver of the use of proceeds from the sale of the Shares from the agreed upon use of proceeds set forth in the Stock Purchase Agreement.
On November 4 and 6, 2009, we entered into a separation agreements with certain of our Board members and our executive officers, which are effective upon and contingent upon the Closing of the SMI Financing. Under the terms of those separation agreements, (i) Messrs Durschlag, Seaber and Wattenberg will resign as Board members and execute a release of claims against the Company, and (ii) Messrs. Burns and Kelly will terminate certain consulting agreements with the Company and execute a release of claims against the Company. In exchange, we have agreed to pay each certain compensation, as follows.

Under the terms of his separation agreement, Mr. Durschlag will receive (a) a $67,750 payment on or before December 1, 2009, (b) a $7,000 payment on the first day of each month beginning January 1, 2010 for ten (10) months, (c) 300,000 shares of unregistered common stock of the Company (d) payment of Mr. Durschlag’s health insurance coverage through December 31, 2009, (e) a commission of 0.5% of the Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products for a period of seven (7) years and (f) 50,000 shares of unregistered stock of the Company for each $1,000,000 in Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products up to a maximum of 500,000 shares.
Mr. Wattenberg’s separation agreement provides for Mr. Wattenberg to receive (a) a $30,000 payment on or before December 1, 2009, (b) 400,000 shares of unregistered common stock of the Company, and (c) a broker agreement between the Company and Mr. Wattenberg pursuant to which Mr. Wattenberg will receive a 4% commission on the Net Sales Revenues received by the Company for products and customers that Mr. Wattenberg brings to the Company and that the Company approves, and (d) 75,000 shares of unregistered common stock of the Company for each $1,000,000 in “JV-attributable Sales” received by the Company under the term sheet agreement by and between the Company and Destiny Productions and Content Marketing Solutions dated July 2009 up to a maximum of 1,000,000 shares.
Under his Separation Agreement Mr. Kelly will receive (a) a $45,000 payment on or before December 1, 2009, (b) a $10,000 payment on the first day of each month beginning on January 1, 2010 for nine (9) months and (c) 100,000 shares of unregistered common stock of our Company.
Mr. Burns will receive (a) a $35,000 payment on or before December 1, 2009 and (b) 100,000 shares of unregistered common stock of the Company.
In connection with the SMI Financing, we agreed to appoint Kevin Taheri as our chief executive officer, Robert Davidson as our president, and Thomas Beckett as our chief financial officer, chief operating officer and secretary of the Company. The appointments of Messrs. Taheri, Davidson, and Beckett to their respective positions are effective and contingent upon the closing of the SMI Financing.
On November 4, 2009, we entered into an employment agreement with Robert Davidson that is effective and contingent upon the closing of the SMI Financing. Under the terms of the employment agreement, Mr. Davidson will receive (a) an annual base salary of $260,000 and (b) 2,000,000 shares of restricted stock, subject to vesting in accordance with the schedule set forth in Mr. Davidson’s employment agreement. Mr. Davidson will also be eligible to participate in our employee benefit programs.
On November 4, 2009, we entered into an employment agreement with Thomas Beckett that is effective and contingent upon the closing of the SMI Financing. Under the terms of the employment agreement, Mr. Beckett will receive (a) an annual base salary of $210,000 and (b) 1,500,000 shares of restricted stock of our Company, which shall vest in accordance with the schedule set forth in Mr. Beckett’s employment agreement. Mr. Beckett will also be eligible to participate in our employee benefit programs.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
Revenues
During the three months ended September 30, 2009, we had product sales of $61,931 and revenues from license fees, royalties and services of $29,692, for a total of $91,623. There were product sales of $580,224 and revenue from license fees, royalties and services of $18,750, for a total of $598,974 in the corresponding 2008 period. Revenues have decreased during this period primarily due to substantial declines in demand from our two primary customers. The Company is actively seeking additional distribution channels and revenue opportunities.
Costs and Expenses
Costs and expenses are as follows for the three months ended September 30, 2009 and 2008:

	2009	2008

Cost of product sold and manufacturing costs	$269,233	$463,267
General and administrative expense	675,631	645,317
Marketing and selling expense	10,672	358,530
Asset impairment	—	—
Inventory obsolescence	112,000	—
Non-cash compensation expense	171,148	351,747
Depreciation and amortization expense	330,944	294,982
Research and development costs	24,931	30,106

	$1,594,559	$2,143,949

Cost of product sold and manufacturing costs amounted to 435% of product sales in 2009 and 80% of product sales in 2008. The Company had under-absorbed manufacturing costs of approximately $266,784 in the 2009 quarter while revenues in the 2008 quarter were able to absorb all manufacturing costs. Sales will need to increase substantially to absorb all of the manufacturing costs at the current level of manufacturing operation. The under-absorbed overhead in 2009 was primarily due to having two sites of operation in 2009 as compared to one operating site in 2008 as well as a decrease in production volume while fixed costs remained the same.
General and administrative expenses (“G&A”) increased to $675,631 in the three months ended September 30, 2009, from $645,317 in the 2008 period. The increase of $30,314 (5%) in G&A is primarily the result of the Company expensing the remaining balance of prepaid consulting services in 2009, which was offset by decreases in corporate overhead, payroll and the G&A costs at the former PMG manufacturing operation.
Selling and marketing costs (“SMC”) were $10,672 in the three months ended September 30, 2009, as compared to $358,530 in the 2008 period, a decrease of $347,858. The SMC reduction is primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and the elimination of the New York office. Distribution center expenses and marketing and promotion expenses for products also decreased in this period.

During the third quarter of 2009 the Company recorded $112,000 for an inventory obsolescence reserve. There was no reserve for inventory obsolescence in 2008.
Non-cash compensation expense was $171,148 in 2009 and $351,747 in 2008 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decrease is the result of options expiring in the 2008 period.
Depreciation and amortization expense increased from $294,982 in 2008 to $330,944 in 2009, primarily due to property and equipment additions in 2009 as well as depreciating idle property and equipment placed in service in 2009.
Research and development (“R&D”) costs amounted to $24,931 in 2009 and $30,106 in 2008. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. Research and development expenses remain low due to limited available funding.
Other Income (Expense)
Interest expense increased from $16,795 in 2008 to $181,792 in 2009 as a result of the increase in debt incurred after the end of the June 2008 quarter.
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
Revenues
During the nine months ended September 30, 2009, we had product sales of $2,215,181 and revenues from license fees, royalties and services of $107,192, for a total of $2,322,373. There were product sales of $812,317 and revenue from license fees, royalties and services of $56,250, for a total of $868,567 in the corresponding 2008 period. Revenues have increased substantially from the prior year as a result of sales to one of our primary customers in the first and second quarters of 2009.
Costs and Expenses
Costs and expenses are as follows for the nine months ended September 30, 2009 and 2008:

	2009	2008

Cost of product sold and manufacturing costs	$2,075,570	$1,097,667
General and administrative expense	1,714,748	2,181,818
Marketing and selling expense	220,820	1,056,087
Asset impairment	4,000,000	648,600
Inventory obsolescence	262,000	274,840
Non-cash compensation expense	466,726	2,033,325
Depreciation and amortization expense	1,000,027	1,053,313
Research and development costs	69,140	169,217

	$9,809,031	$8,514,867

Cost of product sold and manufacturing costs amounted to 94% of product sales in 2009 and 135% of product sales in 2008. The Company had under-absorbed manufacturing costs of approximately $975,183 in the 2009 period as compared to $574,110 in the 2008 period. Sales will need to increase substantially to absorb all of the manufacturing costs at the current level of manufacturing operation.
G&A decreased to $1,714,748 in the nine months ended September 30, 2009, from $2,181,818 in the 2008 period. The decrease of $467,070 (21%) in G&A is the result of decreases at all levels of the Company, including corporate overhead, consulting fees, payroll, insurance and the G&A costs at the former PMG manufacturing operation.
SMC were $220,820 in the nine months ended September 30, 2009, as compared to $1,056,087 in the 2008 period, a decrease of $835,267. SMC costs are down from the previous year, primarily due to the elimination of endorsements and sponsorship fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and the elimination of the New York office. In addition, product promotional expenses decreased by $546,914 from 2008 to 2009.
Asset impairment of $4,000,000 was incurred in 2009 was for the impairment of goodwill. Asset impairment of $648,600 in 2008 was incurred for the impairment of a client list.
In 2009, the Company recorded $262,000 reserve for inventory obsolescence. Inventory obsolescence of $274,840 in 2008 was to write off inventory costs for a discontinued product.
Non-cash compensation expense was $466,726 in 2009 and $2,033,325 in 2008 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2008 period.
Depreciation and amortization expense decreased to $1,000,027 in 2009 from $1,053,313 in 2008, primarily due to the impairment of the client list in June of 2008. The client list amortization was included in the 2008 period, but not in the 2009 period. However, the increase in the depreciation of our property and equipment minimized the decrease in the amortization of our intangibles.
R&D costs amounted to $69,140 in 2009 and $169,217 in 2008. These include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. R&D costs have declined due to a limitation of available funding.

Other Income (Expense)
Interest expense increased from $36,960 in 2008 to $301,071 in 2009 as a result of the increase in debt after the end of the June 2008 quarter.
During the second quarter of 2009 the Company was able to settle a debt with a former customer which resulted in a gain of $440,331.
Liquidity, Capital Resources and Going Concern
At September 30, 2009, we had negative working capital of $3.7 million compared to working capital deficit of $2.7 million at December 31, 2008. However, our liquidity had substantially decreased. At September 30, 2009, we had cash and cash equivalents of $25,443 compared to $433,573 at December 31, 2008. In addition, at September 30, 2009, accounts receivable were $97,257, compared to $486,967 at December 31, 2008. In addition, the Company has $450,000 of convertible promissory notes that were due by September 30, 2009 and an additional $625,000 due by March 31, 2010.
For the nine months ended September 30, 2009, operating activities consumed $1,087,752 of cash. This was primarily the result of a net loss for the period of $4.5 million, offset by non-cash compensation expenses of $466,726, depreciation and amortization of $1,000,027 during the period, asset impairment of $4,000,000 and a gain on change in fair value of derivative liability of $2,732,608.
Investment activities used an additional $162,134 of cash during the nine months ended September 30, 2009, primarily as a result of payments for patent costs and property and equipment. As of September 30, 2009, we did not have any significant commitments for capital expenditures.
Financing activities provided $841,756 of cash during the nine months ended September 30, 2009, primarily as the result from sales of common stock and proceeds from loans.
We are not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $2,215,181 during the first, second and third quarters of 2009. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. However, in order to support the Company’s current level of operations, substantial additional sales will be required. We expect that we will continue incurring losses from operations through the remainder of 2009. In order to fund the Company’s current business plan, we expect to need an additional $2 million to $4 million of capital, which we hope to secure through the sale of debt or equity securities to investors or strategic partners.
Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We do not have any unused sources of credit presently available to us. We intend to secure additional working capital through the sale of debt or equity securities.
On August 13, 2009, our Innozen subsidiary entered into a Manufacturing Agreement with SMI which contained a subscription agreement pursuant to which SMI has agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price was to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. SMI has made the contracted payments through October 15, 2009. The subscription agreement is subject to cancellation contingent on the closing of the Stock Purchase Agreement as discussed herein.

On November 6, 2009 we entered into a Stock Purchase Agreement with SMI which provides for SMI to purchase an aggregate of 66,666,667 shares of our common stock for a purchase price of $10 million or $0.15 per share. The purchase price is to be paid $2 million on closing and $8 million through delivery of a promissory note. The note bears interest at 4% per annum and matures on June 30, 2010. SMI’s payment obligations under the promissory note are secured by a pledge of the purchased common stock. We anticipate that the proceeds from the SMI Financing would be sufficient to meet our operating requirements for at least the next 12 months. The closing of the transactions contemplated by the Stock Purchase Agreement is subject to customary conditions, and no assurances can be given that those conditions will be met, or waived, or that the transactions contemplated by the stock purchase agreement will occur. If the SMI Financing does occur, it will supersede and cancel the final payments under the subscription portion of the Management Agreement.
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
Recent Accounting Pronouncements
Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 — Basis of Presentation” to our financial statements included in Part I—Item 1. Financial Statements of this report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Intentionally omitted pursuant to Item 305(e) of Regulation S-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.
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
Management reported in the annual report on Form 10-K that its effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, included a plan to implement a fully functioning perpetual inventory system for the Company’s inventory and to appoint two or more outside directors to be appointed to the audit committee. We added additional outside directors and formed an audit committee of our board of directors during the second quarter of 2009. Our limited resources do not currently permit us to adequately segregate duties consistent with control objectives.
We undertook the following changes in our internal controls financial reporting during the third quarter period covered by this report:
•	We continued implementation of a new perpetual inventory management system. That system is expected to be fully implemented by the end of 2009.
Limitations On Disclosure Controls And Procedures
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
On October 30, 2007, our wholly-owned subsidiary, Enlyten, Inc., filed a lawsuit against The Gatorade Company and PepsiCo, Inc. (collectively referred to as Gatorade) in the State of New York Supreme Court, County of Erie. The Complaint alleges that Gatorade has tortiously interfered with Enlyten’s contractual agreement with the Buffalo Bills and with Enlyten’s business relationships with various third parties including other NFL teams, in an attempt to wrongfully restrain trade. Enlyten is represented by the law firm of Phillips Lytle, LLP in Buffalo, New York. The alleged interference has severely limited our ability to market and sell the Sport Strip branded product. The case is still in the discovery phase. On November 21, 2008, the Company was forced to bring a motion to compel discovery from the defendants and, on February 24, 2009, the Court ordered the defendant to produce discovery within 60 days. Defendant did subsequently produce discovery during this time period. The next stage of the discovery process will involve the scheduling of depositions.
On June 29, 2009, Robert Kusher filed suit against the Company in Circuit Court for the Seventh District in Broward County, Florida. Mr. Kusher served as chief executive officer of the Company from March 2008 until August 2008. In August 2008 the Company issued an 8-K announcing that Mr. Kusher had resigned his position. The complaint alleges that Mr. Kusher never resigned from his position as chief executive officer. It asserts claims against the Company for breach of contract, and fraudulent inducement of employment. The complaint requests damages of $450,000, plus the issuance of 500,000 shares of the Company’s common stock, plus 1,000,000 options to purchase common stock at $1.00, plus 1,000,000 options to purchase common stock at $1.50. The Company intends to file a responsive pleading in this action and to defend this lawsuit.
On October 22, 2009, Schering-Plough S.A. de C.V. (“Schering”) issued a demand letter requesting payment of $150,000. The dispute arises out of an exclusive distribution agreement that the Company entered into with Schering on June 27, 2007. The exclusive distribution agreement has not been fully performed and Schering is demanding the refund of a $150,000 payment that it made for future research and development and purchases of products. In its demand letter, Schering states that it intends to demand an arbitration proceeding in an effort to recover the disputed $150,000. The Company intends to respond to this demand and to defend this action.
On October 28, 2009, Perkins Coie, LLP (“Perkins”), issued a demand letter requesting payment of approximately $285,000. Perkins is a law firm that has provided services to the Company related to the company’s intellectual property The payment demanded relates to unpaid balances for professional services on an open account with Perkins. In the letter, Perkins threatens to initiate legal proceedings against the Company to collect the unpaid account. The Company intends to settle this matter out of investment proceeds that we hope to secure in the next ninety (90) days.

Item 1A. RISK FACTORS
Investment in our common stock involves a high degree of risk. Please carefully consider the risks described below, in addition to the other information set forth in this report, before making an investment decision. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the value of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are not exhaustive. These risk factors represent only some of the risks associated with investment in our common stock.
We have experienced significant losses to date. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, then we may not become profitable and you may lose your entire investment in our company.
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
We have entered into a Stock Purchase Agreement with SMI which, upon closing, would require us to sell sufficient shares of common stock to effect a change in control of the Company and require us to appoint nominees of SMI to occupy a majority of the seats on our Board of Directors.
Under the terms of our Stock Purchase Agreement with SMI, at closing we are required to issue to SMI 66,666,667 shares of our common stock, which will constitute more than 50% of the outstanding voting stock of the Company. The Stock Purchase Agreement also entitles SMI to nominate four of seven directors on our board of directors. SMI will therefore own a majority of our common stock and will appoint a majority of our board of directors. As a result, if the SMI Financing closes, SMI will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.
The interests of SMI may differ from other stockholders. Furthermore, if the SMI Financing transaction closes, SMI’s concentration of ownership in our common stock will reduce the percentage of our company held in the public float, which may impact the liquidity and market price of our common stock.

The Stock Purchase Agreement with SMI provides for anti-dilution protection, requiring us to issue additional shares of common stock to SMI upon the occurrence of certain events. Any such issuance may dilute your ownership interest in the Company.
In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock in the following circumstances:
1. Exercise or Conversion of Outstanding Convertible Securities. If at any time after the Closing, but prior to June 30, 2011, the Shares (plus any other shares of common stock issued to SMI pursuant to the following paragraph) equal less than 55% of the Deemed Outstanding (as defined below), then, provided that all amounts then currently due under the Promissory Note have been paid in full and the Promissory Note is not otherwise in default, the Company is required to issue to SMI, without additional consideration, such number of additional shares of common stock such that the Shares together with the shares issued pursuant to this paragraph and the following paragraph (collectively, the “Supplemental Shares”) shall equal 55% of the Deemed Outstanding. For purposes of this paragraph, the “Deemed Outstanding” as of any particular date shall mean the shares of the Company’s common stock then issued and outstanding, excluding all shares of common stock issued after the Closing other than (a) the Supplemental Shares and (b) issuances of common stock resulting from the exercise or conversion of options, warrants or other derivative securities (whether debt or equity) that were either (x) outstanding as of the Closing or (y) reserved for issuance, as of the Closing, under any stock option plan, restricted stock plan, or other stock plan.
2. Undisclosed Liabilities. In the event the Company has failed to disclose certain liabilities (which undisclosed liabilities must exceed $100,000 individually and $300,000 in the aggregate) in connection with the SMI Financing, the Company shall be required to issue to SMI, without additional consideration, such number of Supplemental Shares as is equal to 55% of the total amount of those undisclosed liabilities. For purposes of this paragraph, certain pending lawsuits against the Company are deemed to be undisclosed and the fees, costs and other amounts paid by the Company as a result of such lawsuits shall require the issuance of additional shares hereunder provided the dollar thresholds referenced above have been met.
3. Other Dilutive Issuances. If on June 30, 2010, the Shares plus any Supplemental Shares equal less than 55% of the Company’s common stock issued and outstanding as of June 30, 2010, then, provided the Promissory Note has been paid in full, SMI shall have the right and option to purchase such number of additional shares of common stock (the “Option Shares”) such that the Shares together with all Supplemental Shares and the Option Shares shall equal 55% of the Company’s common stock issued and outstanding as of June 30, 2010. The purchase price for the Option Shares shall be $.15 per share (as adjusted for stock splits, stock dividends and recapitalizations). The right to purchase Option Shares hereunder shall expire on August 31, 2010.
The issuance of shares pursuant to any of these provisions could result in substantial dilution to our existing stockholders.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations. We are subject to the risks and uncertainties of an early stage company..
The Company was incorporated in 1985 but we did not adopt our current business plan relating to edible film strip technology and for the development, manufacture, distribution, licensing and sale of edible thin film products containing dietary supplement and drug active ingredients until 2006. Our limited operating history in the field of edible thin film technology and products may not provide a meaningful basis on which to evaluate our business. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:
•	maintain and improve our technology;

•	expand our product and service offerings and maintain the high quality of products and services offered;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers’ orders on time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

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
As of the date of our most recent audit, which included the fiscal years ended December 31, 2008 and December 31, 2007, we had not generated sufficient revenues to meet our cash flow needs. In their audit report for those periods, our auditors expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.
We require additional capital in order to fund our operating expenses, and if we fail to raise sufficient additional capital we may be forced to curtail or cease operations.
Our continued operation is dependent upon our ability to raise capital from outside sources. We have entered into arrangements to provide additional working capital to support our operations, but those arrangements are subject to conditions and we cannot provide you with any assurance that we will meet those conditions or that the financings will close.
Our ability to secure any other financing will depend upon a number of factors, including our financial condition, business operations and prospects, as well as general economic conditions, and conditions in the relevant financial markets. We cannot assure you that we will be able to secure financing, as needed, and if we cannot we will be forced to curtail or cease operations. Moreover, even if we identify a possible financing, the terms may not be favorable to us, or may involve substantial dilution to our existing stockholders.

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
Our competitors may have substantially greater resources than us. They may be able to take advantage of new technologies or products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations, and financial condition.
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
The medical device and pharmaceutical industries are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We cannot assure you that our technologies do not infringe upon the intellectual property rights of others. If we succeed in our business plan, the economic reward, and therefore the possibility that someone would bring an intellectual property rights claims against will grow. The costs of defending intellectual property infringement claims can be very large. Any intellectual property rights claim against us, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources.
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
Since 2008, substantially all of our product recent product sales have come through two distributors. On March 11, 2008 we entered into a five year distribution agreement with Perrigo Florida, Inc. which sells our products through a number of retail and pharmaceutical channels. On September 11, 2008, we entered into a distribution agreement with T. Lynn Mitchell Companies LLC to distribute certain products containing our bi-layered strip technology. During the third quarter of 2009, we entered into a strategic alliance with Destiny Productions LLC and Content Marketing Solutions, Inc. to provide additional strategic marketing, and distribution services for our products.
We expect to continue to rely on the sales efforts of third party distributors for our products. Our distributors are not exclusive to us and distribute other products from other manufacturers. We do not have the ability to exercise control over the actions of our distributors in the same manner that we would an internal sales team. If those distributors decide to terminate their arrangements with us, or fail to exert substantial efforts on our behalf, our revenues and results of operations will be significantly impacted.

If we fail to maintain proper and effective internal controls over financial reporting or are unable to remediate the material weakness in our internal controls, then our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Implementing and maintaining a system of internal controls over accounting and financial reporting is a costly and time-consuming effort that needs to be re-evaluated frequently.
Implementing any appropriate changes to our internal controls may entail substantial management time, costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and distribute our products and services to new and existing customers.
We are responsible for the indemnification of our officers and directors.
Our articles of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, if a claim is brought against any of our officers or directors, we may be required to expend substantial funds to satisfy these indemnity obligations.
We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.
A material part of our growth strategy is the application of our technology to the drug delivery market, but we do not have prior experience in this market and will not be successful if pharmaceutical companies or consumers do not adopt our new products.
We plan to increase revenues and secure strategic distribution relationships by partnering with pharmaceutical companies to use our thin film technology as a drug delivery method. To succeed, we must secure the pharmaceutical community’s acceptance of our products. Even if we successfully secure a relationship with a pharmaceutical company, we cannot provide assurance that the end consumer will accept our products. Potential consumers of our products must:
•	believe that our products offer benefits compared to the products that they are currently using;

•	use our products and obtain acceptable results;

•	believe that our products are worth the price that they will be asked to pay; and

•	be willing to commit the time and resources required to change their current purchasing.

Because we have a limited history of sales and are selling a relatively novel product, we have limited ability to predict the level of growth or timing in sales of these efforts.
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

Our securities trade on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors and may increase volatility in our stock price.
Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, and as a consequence exhibit a broader spread between the bid and ask price than stock traded on national exchanges. Securities traded on the Over-the-Counter Bulletin Board can be highly volatile, have fewer market makers, and may not be followed by analysts.
Our stock price may be volatile and you may not be able to sell your shares for more than what you paid.
Our stock price is likely to be subject to significant volatility and you may not be able to sell shares of common stock at or above the price you paid for them. The market price of our common stock could continue to fluctuate in the future in response to various factors including:
•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	the occurrence of unanticipated costs or liabilities;

•	announcements of technological innovations or new products by us or our competitors; and

•	changes in investor perceptions.
The stock market in general has continued to experience volatility, which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.
Our common stock is subject to penny stock rules.
Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1 million or annual incomes exceeding $200,000 or $300,000 thousand together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.
Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company sold 400,000 shares of its common stock for $80,000 in cash to an accredited investor in a private placement transaction during the three months ended September 30, 2009.
The Company issued 100,000 shares of its common stock in exchange for cancellation of a note payable of $15,000 during the three months ended September 30, 2009.
The Company sold 1,276,596 shares of common stock for $300,000 in cash to SMI under the terms of the Manufacturing Agreement.
All of the shares issued in the foregoing transactions were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
We have secured convertible promissory notes outstanding at September 30, 2009 in the aggregate principal amount of $1,075,000. We have not made the scheduled interest payments on the promissory notes. During the third quarter we amended promissory notes in the principal amount of $625,000 to (i) extend the maturity date to March 31, 2010, and (ii) waive the payment defaults. We did not amend $450,000 of aggregate principal amount of promissory notes, and continue to be in default on their payment terms. The amount of accrued and unpaid interest under all of these promissory notes at September 30, 2009 was $97,443. However, as a result of the default, the holders of the promissory notes have the right to demand payment in full of all amounts outstanding under those promissory notes.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
Item 5. OTHER INFORMATION.
None.
Item 6. EXHIBITS.
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPORT, INC.
Date: November 16, 2009	/s/ M.E. Hank Durschlag
M.E. Hank Durschlag, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1(1)	Form of Promissory Note in the principal amount of $8 million issued by Supplemental Manufacturing Ingredients, LLC
10.1(1)	Stock Purchase Agreement dated November 6, 2009 between the registrant and Supplemental Manufacturing Ingredients, LLC
10.2(1)	Form of Pledge Agreement between the registrant and Supplemental Manufacturing Ingredients, LLC.
10.3(1)	Separation Agreement by and between the Company and M.E. Hank Durschlag dated November 4, 2009
10.4(1)	Separation Agreement by and between the Company and Jeffrey Wattenberg dated November 6, 2009
10.5(1)	Separation Agreement by and between the Company and Daniel Kelly dated November 4, 2009
10.6(1)	Separation Agreement by and between the Company and Anthony Seaber dated November 4, 2009
10.7(1)	Separation Agreement by and between the Company and Matthew Burns dated November 4, 2009
10.8(1)	Employment Agreement by and between the Company and Robert Davidson dated November 4, 2009
10.9(1)	Employment Agreement by and between the Company and Thomas Beckett dated November 4, 2009
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report

**	Furnished with this report

(1)	Incorporated by reference to the exhibits to the registrant’s current report on form 8-K filed with the Securities and Exchange Commission on November 10, 2009