Form 10-K
period 2009-12-31
Healthsport, Inc.
filed 2010-03-31
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-23100

HEALTHSPORT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2649848 (IRS Employer Identification No.)

1620 Beacon Place Oxnard, California (Address of principal executive offices)	93033 (Zip Code)
(818) 593-4880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant has submitted electronically and posted on it’s corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates computed as of the last business day of HealthSport, Inc.’s most recently completed second quarter (June 30, 2009) was approximately $13 million (based on the closing sale price of $0.26 on June 30, 2009). For this purpose, all of HealthSport, Inc.’s officers and directors and their affiliates were assumed to be affiliates of HealthSport, Inc.
As of March 25, 2010, 122,082,717 shares of HealthSport, Inc.’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this report.

HealthSport, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

In this report, unless the context indicates otherwise, the terms “HealthSport,” “Company,” “we,” “us,” and “our” refer to HealthSport, Inc., a Delaware corporation, and its wholly-owned subsidiaries: Enlyten, Inc., a Nevada corporation; InnoZen, Inc., a Nevada corporation and InnoZen’s majority owned subsidiary Pacific Manufacturing Group LLC (“PMG”) until its sale on December 30, 2008; Health Strip Solutions, LLC, a Nevada limited liability company; and HealthSport Nutraceutical Products, Inc., a Nevada corporation.
Special Note about Forward-Looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements.”
Forward-looking statements reflect our current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about our ability to:
•	maintain operating costs and implement our current business plan;

•	obtain future financing or funds when needed;

•	effectively launch new products;

•	develop and obtain a diverse and loyal customer base;

•	protect our intellectual property rights and avoid infringing on the rights of others;

•	attract and retain a qualified employee base;

•	respond to new technology developments before our competitors;

•	successfully complete acquisitions, strategic partnerships, and other significant transactions; and

•	develop and execute a successful business strategy.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the SEC.

PART I

Item 1.	Business.
HealthSport is a technology company specializing in the development and manufacture of proprietary, oral thin film products. We are dedicated to improving the quality of life through innovative delivery technologies for pharmaceutical, nutraceutical and veterinary products.
A pioneer in the industry, we were the first company to deliver a drug active via oral thin film with the development of the Chloraseptic® Sore Throat Relief Strips® in June 2003. Utilizing our patent pending, bi-layer technology, we have proceeded to develop and launch an impressive variety of dietary supplement and over the counter pharmaceutical thin film products, including those containing vitamins, minerals, electrolytes, sleep aids, caffeine, antioxidants and various over-the-counter drug actives.
Our thin film, which for most applications is similar in size and shape to a postage stamp, dissolves rapidly and utilizes patent pending “bi-layer” technology and other novel processes, including proprietary micro-encapsulation methods to mask the taste of actives in the film products. The result of this superior technology is higher quality, more stable products that support a platform capable of carrying larger product volumes and a more diverse array of active ingredients. We believe these qualities render our thin film effective, easy to use and suited for a multitude of consumer products in both the dietary supplement and pharmaceutical arenas.
We currently manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives. Based on our existing portfolio of intellectual property, we anticipate significant potential opportunities to develop business with pharmaceutical companies. We believe our thin film technology can be used to create new, more effective drug products that should enjoy strong physician, patient and consumer acceptance. One unique potential opportunity involves using our technology to enable pharmaceutical companies to better manage the life cycle of their products. By combining our thin film delivery technology with existing drugs, we may be able to strategically differentiate existing or soon-to-be generic drugs from potential generic competitors or provide branded prescription products with additional patent protection or exclusivity in the marketplace.
We intend to continue to make revolutionary advances in producing high-quality products that successfully address medical and consumer health needs while minimizing the risk of side effects.
Industry Overview
Within the pharmaceutical and dietary supplement industries, we believe that the delivery technology market has important and significant potential for growth. Among the multitude of delivery technologies, we believe that oral thin film, which is water-soluble and designed to dissolve rapidly after contact with saliva, is one of the most promising, both in terms of its technological advantages and its growth potential.
Oral thin film technology, popularized by the 2001 launch of Listerine™ breath strips, has expanded to many product lines and products within the over-the-counter drug, dietary supplement and homeopathic categories. We project this delivery form to become a multi-billion dollar business within the next several years.

We also believe oral thin film has multiple material benefits over existing drug delivery forms, including convenience, ease of use, dosing accuracy, preclusive of water and patient/consumer compliance. These and other benefits may be particularly relevant for the pediatric, geriatric and veterinary categories and indicate the form’s suitability for a multitude of consumer products. But perhaps the greatest benefit of oral thin film is its ability to absorb efficiently and rapidly in the oral mucosa (inside of mouth) and buccal cavity. Through clinical studies and our own research, we expect to show that oral thin film may provide an opportunity to widen the therapeutic index and result in safer, faster acting pharmaceutical products.
Intellectual Property
Our thin film technology utilizes patent pending and proprietary processes that we believe differentiates us from our competitors. The foundation of this distinction is our proprietary, bi-layer system. This system includes a liquid-based film layer that contains and stabilizes the active ingredients along with a powder matrix layer that can deliver supplemental active ingredients and provide additional functional components, including flavoring agents, stabilizers, pliability enhancers, and mucosal permeation enhancers. These two layers are specifically designed to work together to control various aspects of the product composition, such as dissolution rate, active absorption rate and product adhesion. The completed bi-layer system allows for a product with increased stability, higher loading of active ingredients and increased palatability.
We have filed several U.S. and foreign patent applications relating to our thin film technology. In January of this year we were issued a Mexican patent relating to our bi-layer technology. We currently have seven patent applications pending in the U.S. and abroad. As we continue to develop our technology and products, we expect to have additional potential patent filings in the future. We also maintain a significant portfolio of intellectual property as trade secrets, technical know-how, and proprietary processes and information. All such intellectual property is protected by a combination of contractual provisions, Company policies, intellectual property laws and other measures.
Products
We have developed a variety of oral thin film products in both the dietary supplement and pharmaceutical categories. Independently or through our distribution partners, we have launched multiple film-strip products in the U.S. over the last six years. Our previous lines of branded products and current private label brands have been distributed among the following market segments and product categories:
•	Dietary Supplements: vitamins, minerals, antioxidants, sleep aids, diet and energy

•	Sports Nutrition: metabolic enhancement, electrolyte supplement

•	OTC: cough and cold, sore throat

•	Pediatric Care: oral electrolyte replacement
Research and Development
Our goal is to develop high quality products that successfully address medical and consumer health/nutrition needs while potentially minimizing the risk of side effects. We believe that our technology also enables us to offer products with added palatability, portability, convenience and ease of use.
We continue to make significant advances and developments in our technology platform that we expect will take product capabilities to even higher levels. Examples of such advancements include certain microencapsulation technologies, taste masking systems, composition formulations, stability systems and production methodologies. These and other technological advances have enabled the Company to offer highly effective products that contain safe levels of active ingredients in great tasting film strips. In the future we also anticipate the ability to further advance our technology through clinical studies that may be conducted with our products.

We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives. Our product pipeline includes dozens of unique products in various dosage formats and flavors. Some of these pipeline products include the following:

Dietary Supplements/		Ethical Pharmaceutical and
Nutraceuticals	Veterinary	OTC

Energy / Caffeine	Antioxidants	Allergy
Stress Relief	Vitamins & Minerals	Erectile Dysfunction
Appetite Suppressant	Flea & Tick	Children’s Pain Relief
Vitamin Supplements	Heartworm	Adult Pain Relief
Hang Over Relief	Breath and Tooth Care	Allergy / Antihistamine
Resveratrol	Calming	Anti-Diarrheal
Multi-Vitamin	Allergy	Cough / Cold
B-Vitamin Complex		Heartburn / Acid Reducer
Antioxidant Complex		Motion Sickness
Beta-Carotene		Nasal Decongestant
Herbal Mood Control		Sleep Aid
Calorie Burner		Sore Throat
Cactus Extract		Insomina
Immune Defense		Urinary Track
Manufacturing
Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we completed relocation to a new 25,000 square foot facility in Oxnard, California. We are currently in the process of developing this facility into our new, upgraded manufacturing plant. As of March 31, 2010, the plant is currently under design and construction to become a fully operational, cGMP edible film strip manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. The expected completion date is June 15, 2010. Our Oxnard facility also houses the Company’s completed research and development operations, which in conjunction with the manufacturing plant will include our manufacturing scale-up and product commercialization operations.
In addition, under our agreement with Supplemental Manufacturing & Ingredients, LLC, an Arizona limited liability company (“SMI”) (described more fully in Item 6 below), SMI is currently constructing a 45,000 square foot, state-of-the-art, cGMP, thin film manufacturing facility in Tempe, Arizona that will be capable of producing both dietary supplement and pharmaceutical products. The facility is being designed and built to meet all domestic and international regulatory requirements. Once complete, this facility will significantly increase our commercial manufacturing capacity and is designed to be capable of producing over 2 billion oral film strips annually. Slated to utilize an array of high speed, automated equipment, it should provide us with the ability to undertake large scale pharmaceutical production. The projected completion date for the Tempe facility is September 30, 2010.
Our manufacturing operations will be designed to perform robust and repeatable processes to meet specific, measurable quality and performance standards. Our cGMP quality system provides a set of formalized standard operating procedures and policies that drive this production process and that we believe will ensure high quality, safe, profitable and effective products. cGMP is a term recognized worldwide for the control and management of manufacturing and quality control/assurance of pharmaceutical, dietary supplement and food products under regulations promulgated by the U.S. Food and Drug Administration. Recently enacted rules have established a timeline for all dietary supplement manufacturers to be cGMP compliant. We believe many of our competitors will fail to meet these new requirements thus further increasing our value as an enterprise.

Sales & Distribution
As a fully integrated developer, producer and supplier of oral thin film products, we are aggressively pursuing additional opportunities for expanding our sales and distribution channels. We plan to partner with large pharmaceutical and retail products companies to leverage our core competencies with proven branding and marketing success.
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
On September 11, 2008, we entered into a distribution agreement with T. Lynn Mitchell Companies, LLC (“T Lynn”) for the production and sale of a variety of dietary supplement products, including Enlyten branded Antioxidant Strips, Electrolytes Plus Strips, Energy Strips and Melatonin Strips. The agreement provided that T Lynn would act as a distributor and reseller of our products. On March 22, 2010, we sent a letter to T Lynn announcing our intent to terminate such agreement for non-performance and material breach.
On July 14, 2009, we entered into a strategic alliance with Destiny Productions, LLC and Content Marketing Solutions, Inc. for the strategic marketing, content development, distribution and sale of our oral thin film products.
Segment Reporting
We currently operate in one reportable segment. Substantially all of our sales are currently domestic.
Customers
During 2009, we had 2 customers which accounted for 88% of consolidated sales. During 2008, we had 3 customers which accounted for 60% of consolidated sales. Our products are sold through a variety of outlets, including national retail drug chains and direct-to-consumer distribution channels.
Backlog
At December 31, 2009, the Company did not have a backlog. At December 31, 2008, the Company had a backlog of purchase orders of $1,086,000.
Employees
At December 31, 2009, we had 13 full-time employees, down from 43 at December 31, 2008. Our employees are not represented by a labor union. We consider relations with our employees to be good.
Change in Control Transactions
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to SMI, pursuant to the stock purchase agreement between the Company and SMI dated as of November 6, 2009 (the “Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to us $2,000,000 and issued a promissory note (the “Promissory Note”) to us in the amount of $8,000,000.

The Stock Purchase Agreement resulted in a change in control of our Board of Directors as well as a change in our executive officers. In connection with the SMI Financing, three of the Company’s six then current directors, M.E. Hank Durschlag, Anthony Seaber and Jeffrey Wattenberg, resigned their positions as directors upon closing of the SMI Financing. In addition, SMI was granted the right to appoint four members out of a seven person Board of Directors. At SMI’s request, we appointed Neil Allen, Alex Buelna, Ferrel Raskin and Kevin Taheri to our board. Each of the four board designees, as a condition to their appointment, has placed into escrow a written resignation which shall become effective, at the Company’s election, upon the occurrence of an Event of Default under the Promissory Note.
The Stock Purchase Agreement also provides that for so long as any amounts remain outstanding under the Promissory Note, the Company shall obtain the approval of not less than five directors of a seven member board of directors (or not less than one plus the number of directors appointed by the Investor if a different size board) prior to taking certain corporate actions, including: (a) changing the Company’s principal line of business; (b) any liquidation, dissolution or winding-up; (c) any amendment or restatement to the Company’s articles of incorporation or bylaws; (d) increasing or decreasing the number of board members; (e) significant acquisitions, dispositions, licenses or transfers of assets outside the ordinary course of business; (f) issuing capital stock, except for shares issuable in accordance with the terms of outstanding employee benefit plans or warrants, options or other derivative securities; (g) declaring dividends or redeeming, purchasing or otherwise effecting any recapitalization or restructuring of outstanding shares of capital stock; (h) incurring significant indebtedness; (i) effecting any change in control transaction; (j) modifying any executive employment agreements; (k) amending any existing agreement between the Company and SMI; or (l) any amendment modification or waiver of the use of proceeds from the sale of the Shares from the agreed upon use of proceeds set forth in the Stock Purchase Agreement.
In connection with the SMI Financing, we agreed to appoint Kevin Taheri as our Chief Executive Officer, Robert Davidson as our President, and Thomas Beckett as our Chief Financial Officer, Chief Operating Officer and Secretary of the Company. The appointments of Messrs. Taheri, Davidson, and Beckett to their respective positions were effective upon closing of the SMI Financing.
History
HealthSport, Inc. was originally incorporated in 1985 as Horizon Capital Corp. We were known as Reconversion Technologies, Inc. until May 1, 2000, at which time our name was changed to Logisoft Corp. On May 15, 2001, we changed our name from Logisoft Corp. to Team Sports Entertainment, Inc. On November 8, 2004, we changed our name to Idea Sports Entertainment Group, Inc. On May 15, 2006 we changed our name to the HealthSport, Inc. since that time we acquired the following operating subsidiaries.

Enlyten, Inc.	Enlyten, Inc. (“Enlyten”) is a Nevada corporation that was organized on November 28, 2006.

HealthStrip Solutions, LLC	HealthStrip Solutions, LLC (“HealthStrip”) is a Nevada limited liability company that was organized on February 13, 2006. We acquired 80% of Health Strip on March 29, 2006, another 10% of Health Strip on December 21, 2006 and the remaining 10% on December 27, 2006.

HealthSport Nutraceutical Products, Inc.	HealthSport Neutraceutical Products, Inc. (“Neutraceutical Products”) is a Nevada corporation organized on November 17, 2006 that we acquired on December 6, 2006.

InnoZen, Inc.	InnoZen is a Nevada corporation organized on May 30, 2002 that we acquired on May 4, 2007.

Item 1A.	Risk Factors.
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
We have not been profitable on a quarterly or annual basis since the adoption of our thin film pharmaceutical product business plan. Our operations resulted in a net loss of $19.0 million for the year ended December 31, 2009, and $8.9 million for the year ended December 31, 2008. As of December 31, 2009, our accumulated deficit was $62 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that private companies do not incur. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.
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
We have over $1 million of convertible promissory notes that are due or will become due and payable on March 31, 2010. We do not currently have the capital to repay these notes.
We currently have $450,000 of secured convertible promissory notes outstanding that were due and payable on September 30, 2009. We have an additional $625,000 of secured convertible promissory notes that mature on March 31, 2010. We do not currently have the capital resources to pay these convertible promissory notes. We plan to seek extensions for payment of some of the Notes. In addition, we intend to use the proceeds from the SMI Financing to repay the notes. If we cannot extend the repayment dates on the notes, or secure the capital from the SMI Financing necessary to repay the notes, the holders of those notes may bring action against us to collect payment. Any such action could result in significant additional cost to the Company, disruption of our financial operations and foreclosure by the holders on the assets of the Company.

Supplemental Manufacturing & Ingredients, LLC (“SMI”) owns approximately 55% of our outstanding common stock and has the power under a stock purchase agreement we entered into with SMI to nominate four out of our seven directors on our board of directors.
Supplemental Manufacturing & Ingredients, LLC owns approximately 55% of our outstanding common stock and is entitled pursuant to the terms of a stock purchase agreement to nominate four out of seven of our directors on our board of directors. SMI therefore owns a majority of our common stock and appoints a majority of our board of directors. As a result, SMI will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of SMI may differ from other stockholders. Furthermore, SMI’s concentration of ownership in our common stock will reduce the percentage of our company held in the public float, which may impact the liquidity and market price of our common stock.
The stock purchase agreement with SMI provides for anti-dilution protection, requiring us to issue additional shares of common stock to SMI upon the occurrence of certain events. Any such issuance may dilute your ownership interest in the Company.
The stock purchase agreement that we entered into with SMI provides that we will issue additional shares to SMI under the following circumstances:
We are required through September 15, 2011 to issue additional shares of our common stock to SMI so that SMI maintains a 55% ownership stake in the aggregate of (i) those shares outstanding as of the date we closed the stock purchase transaction with SMI, (ii) any shares issued to SMI due to certain undisclosed liabilities that are described in the stock purchase agreement and (iii) any shares issued to third parties from the exercise of options, warrants or other derivative securities that were either outstanding or reserved for issuance as of the date we closed the stock purchase transaction with SMI.
We are required through September 15, 2010 to issue additional shares of our common stock to SMI in the event we have certain undisclosed liabilities that are described in the stock purchase agreement. We are required to issue shares to SMI in the event of an undisclosed liability in an amount equal to 55% of such undisclosed liability multiplied by $0.15.
If on September 15, 2010 the shares issued under the stock purchase agreement together with any shares issued to SMI pursuant to either of the provisions summarized immediately above equal less than 55% of our outstanding common stock, then SMI has the right to purchase the number of shares of our common stock so that SMI owns 55% of the shares outstanding of our common stock outstanding as of September 15, 2010. This option to purchase our share expires on November 30, 2010.
The issuance of shares pursuant to any of these provisions could result in substantial dilution to our existing stockholders.
Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations. We are subject to the risks and uncertainties of an early stage company.
The Company was incorporated in 1985 but we did not adopt our current business plan relating to edible film strip technology and the development, manufacture, distribution, licensing and sale of edible thin film products containing dietary supplement and drug active ingredients until 2006. Our limited operating history in the field of edible thin film technology and products may not provide a meaningful basis on which to evaluate our business. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:
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
As of the date of our most recent audit, which included the fiscal years ended December 31, 2009 and December 31, 2008, we had not generated sufficient revenues to meet our cash flow needs. In their audit report for those periods, our auditors expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.
We will require additional capital in order to fund our operating expenses, and if we fail to raise sufficient additional capital we may be forced to curtail or cease operations.
On December 1, 2009 we entered into a stock purchase agreement with SMI which provided for payment to us of $10 million, payable $2 million at closing and $8 million under the terms of a promissory note. The promissory note called for installment payments to be made to us through June 30, 2010. SMI has made the initial installment payment under the promissory note, but has not made subsequent installment payments. On March 19, 2010 we entered into an amendment to the promissory note and related agreements to restructure the payment obligations to us. Under the revised promissory note, SMI is to pay us an aggregate of $7.5 million between May 15, 2010 and September 15, 2010. If SMI fails to make the installments payments under the amended promissory note, we will need to secure capital from other sources in order to continue our operations. Even if SMI makes the installment payments under its amended promissory note, we expect to require further capital to execute our current business plan.
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
Since 2008, substantially all of our recent product sales have come through two distributors. On March 11, 2008 we entered into a five year distribution agreement with Perrigo Florida, Inc. which sells our products through a number of retail and pharmaceutical channels. On September 11, 2008, we entered into a distribution agreement with T. Lynn Mitchell Companies LLC to distribute certain products containing our bi-layered strip technology. During the third quarter of 2009, we entered into a strategic alliance with Destiny Productions LLC and Content Marketing Solutions, Inc. to provide additional strategic marketing, and distribution services for our products.
Following the end of the period covered by this report, we terminated our distributorship with T Lynn, for breach. T Lynn was responsible for 79% percent of our product revenues in the year ended December 31, 2009.
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

Item 1B.	Unresolved Staff Comments.
As a smaller reporting company we are not required to provide this information.

Item 2.	Properties.
The corporate and manufacturing offices are currently located at 1620 Beacon Place, Oxnard, CA 93033. The space consists of approximately 25,000 square feet and is under lease through January 2015. The basic monthly rent is approximately $16,000, subject to adjustment annually on the basis of 3% per annum.

Item 3.	Legal Proceedings.
From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.
At December 31, 2009 we were party to three significant litigation matters, the Gatorade matter, the Kusher matter and the Schering Plough matter. There have been no material developments in any of these matters since we last reported on them in our quarterly report on Form 10-Q for the period ended September 30, 2009.
PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades publicly on the OTC Bulletin Board under the symbol “HSPO.” The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

	High	Low
2009
Fourth Quarter	$0.21	$0.10
Third Quarter	$0.30	$0.15
Second Quarter	$0.52	$0.19
First Quarter	$0.63	$0.16

2008
Fourth Quarter	$0.89	$0.05
Third Quarter	$0.25	$0.08
Second Quarter	$0.52	$0.14
First Quarter	$0.64	$0.31

Quotations for the OTC Bulletin Board are market quotations, based on calendar quarters, that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders
At March 25, 2010, there were approximately 836 registered holders of record of our common stock with approximately 30% of our shares in the public float.
Dividends
We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. We do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2010 annual meeting of stockholders and is incorporated in this report by reference.
Recent Sales of Unregistered Securities
Other than what is reported in our previous quarterly reports on Form 10-Qs and current reports on Form 8-Ks, we issued the following unregistered securities during the fourth quarter:
On October 15, 2009, we issued 638,298 shares of our common stock pursuant to the stock subscription agreement with SMI Manufacturing, LLC in exchange for the payment of $150,000.
All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 5.	Selected Financial Data.
As a smaller reporting company we are not required to provide this information.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We develop and manufacture proprietary, oral thin film products containing nutraceutical and pharmaceutical actives. We report our operations in a single reporting segment.
We distribute our products primarily through distributors. Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed.
We manufacture our products at our own manufacturing facility in Oxnard, California. In addition we have entered into a Manufacturing Agreement with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis.

Recent developments
In August 2009, our InnoZen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In consideration of the rights granted to SMI by InnoZen, SMI shall pay $150,000 to InnoZen upon execution of this agreement where as $100,000 has been paid and $50,000 shall be paid within ninety (90) days of execution of the Manufacturing Agreement. SMI has also agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. SMI has made payments totaling $450,000. The subscription agreement has been cancelled due to the closing of a subsequent Stock Purchase Agreement discussed below.
During September 2009 we amended senior secured convertible promissory notes in the principal amount of $625,000 by extending the maturity date to March 31, 2010 and waiving any default. We have not yet amended the remaining $450,000 of aggregate principal amount of promissory notes under the secured convertible debenture and continue to be in default on this aggregate amount.
On December 1, 2009, we completed SMI Financing in which we sold 66,666,667 shares (the “Shares”) of our common stock to SMI, pursuant to the Stock Purchase Agreement. In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to us $2,000,000 and issued a promissory note (the “Promissory Note”) to us in the amount of $8,000,000. The Promissory Note was originally payable in five installments as follows:
•	$500,000 on or before November 15, 2009 (paid on December 1, 2009);

•	$400,000 on or before December 31, 2009;

•	$1,650,000 on or before February 28, 2010;

•	$2,500,000 on or before April 30, 2010; and

•	$2,950,000 on or before June 30, 2010.
The Promissory Note matures on June 30, 2010 and will accrue interest at the rate of 4% per annum. The Company issued and delivered 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares were issued in the name of SMI and are being held in escrow pursuant to a Stock Pledge Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note.
In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances.

In connection with the Stock Purchase Agreement, we entered into a separation agreements with certain of our Board members and our executive officers, which become effective upon closing of the SMI Financing. Under the terms of those separation agreements, (i) Messrs Durschlag, Seaber and Wattenberg resigned as Board members and executed a release of claims against the Company, and (ii) Messrs. Burns and Kelly terminated certain consulting agreements with the Company and executed a release of claims against the Company. In exchange, we agreed to pay each certain severance compensation that was expensed in the fourth quarter.
Subsequent Events
On March 19, 2010, we entered into amendments to three agreements with SMI including (a) an amendment to stock purchase agreement (“SPA Amendment”), (b) an amendment to promissory note (“Note Amendment”) and (c) an amendment to stock pledge agreement (“Pledge Agreement Amendment” and collectively with the SPA Amendment and Note Amendment, the “Amendments”). The Amendments amend the terms of the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement (collectively, the “SMI Financing Agreements”) that we entered into with SMI in connection with the SMI Financing. The Amendments extend the payment terms under the promissory note to September 15, 2010 in exchange for SMI committing to provide interim financing to cover certain of our operating and capital expenses, and making a portion of its payment obligations recourse obligations, as discussed in more detail below.
The Note Amendment amends the schedule of the installment payments under the promissory note to be as follows:
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010;

•	$2,500,000 on or before July 15, 2010;

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.
In addition, if prior to payment of the May 15, 2010 installment we have insufficient funds to pay (a) our accounts payable as of March 19, 2010, under the Note Amendment (b) any obligations incurred in the ordinary course of business after March 19, 2010 or (c) any payments due related to the improvements to our Oxnard plant, SMI is obligated to advance us sufficient funds to make those payments. SMI’s obligation to make advances for expense reimbursement under clause (a) and (b) above is limited to an aggregate of $1,000,000 and its obligation under clause (c) is limited to an aggregate of $700,000. Any such advance payments will be credited against the May 15, 2010 payment obligation under the promissory note.
Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the pledge agreement and removal of SMI’s director appointees from our board of directors as our exclusive remedies for SMI’s breach of its obligations under the promissory note. Consequently, if SMI failed to make a payment under the promissory note, we could recover the common stock from the stock pledge agreement, but could not sue SMI to collect the payment due. The Note Amendment modifies Section 10 to provide that if SMI fails to make a scheduled payment under the promissory note and such failure continues for a period of two days then SMI is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, SMI would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.

The Pledge Agreement Amendment conforms the share release provisions to coincide with the new payment terms under the promissory note and amends the non-recourse debt provisions to conform to the limited recourse obligations under Section 10 of the Note.
The SPA Amendment confers upon SMI certain additional rights to negotiate and compromise our obligations to vendors and debt holders, subject to certain guidelines. The amount of any payments that SMI makes pursuant to this right will be credited to its payment obligations under the promissory note and shares of our common stock will be released from the stock pledge agreement at the rate of $0.15 per share.
The SPA Amendment also adds a provision to the stock purchase agreement requiring SMI to provide consulting services to us in connection with the improvements to and cGMP certifications for our Oxnard plant. SMI will receive compensation for the consulting services in amounts that are pre-approved by our CEO and President and to be paid in cash or shares of our common stock valued at the rate of $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI shall have a right to payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the promissory note (as described above). In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the stock pledge agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
Critical Accounting Policies
To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 to the consolidated financial statements.
Intangible asset valuation
The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. We may use our common stock to acquire assets and may use the Black-Scholes valuation method or another acceptable method to determine a valuation for the stock. The Black-Scholes valuation method incorporates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for our common stock, in the opinion of management, this may result in an unduly high valuation for the stock.

Goodwill
We evaluate the recoverability of goodwill and intangibles assets with infinite useful lives annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. Goodwill is reviewed for potential impairment using a two-step process. In step 1, companies are required to estimate fair value of their reporting units, which may be done using various methodologies. If its estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed. Otherwise, the amount of the impairment must be determined in step 2 of the goodwill impairment test. In step 2, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
Long-lived assets
We continually monitor events and circumstances that could indicate carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable.
Stock-based compensation
We measure stock-based compensation cost at the date of grant based on the fair value of the award, which is recognized as an expense generally on a straight-line basis over the employee’s or consultant’s requisite service period with an equal amount recorded as additional paid in capital, net of income tax benefit, if any, until such time as the fair value has been fully recognized. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. This option valuation model requires input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.
Valuation of Derivative Liabilities
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

Results of Operations
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	2009	2008

Revenue
Product sales	$2,215,181	$1,419,210
License fees, royalties and services	387,400	75,000

Total revenues	2,602,581	1,494,210

Costs and expenses
Cost of product sold and manufacturing costs	2,316,368	1,472,299
Inventory obsolescence	437,825	661,444
General and administrative expense	3,489,686	2,911,075
Marketing and selling expense	438,604	1,586,966
Asset impairment	16,991,425	698,600
Non-cash compensation expense	25,590	2,823,530
Depreciation and amortization expense	1,331,310	1,366,451
Research and development costs	78,754	119,496

Total costs and expenses	25,109,562	11,639,861

Net loss from operations	(22,506,981)	(10,145,651)

Other income (expense):
Interest income	26,139	1,737
Settlement income	444,181	—
Change in fair value of derivative liability	3,302,329	—
Other income	70,115	55,950
Gain on sale of subsidiary	—	869,453
Gain on sale of trademark	—	300,000
Interest expense	(359,297)	(199,826)

Other income (expense)	3,483,467	1,027,314

Net loss before income taxes and non-controlling interest	(19,023,514)	(9,118,337)
Provision for income taxes	—	—

Net loss before non-controlling interest	(19,023,514)	(9,118,337)
Non-controlling interest	—	165,216

Net loss	$(19,023,514)	$(8,953,121)

Revenues
In 2009, product sales increased by $795,971 or 56% compared to the 2008 product sales. The majority of the increase is from sales to one of our primary customers, T Lynn, where sales increased to $1,758,786 in 2009 compared to $315,114 in 2008. The majority of the sales to T Lynn did not commence until the December 2008. In addition, the Company experienced a decrease in total sales in 2009 of $615,926 from two of our other primary customers compared to 2008 sales.
Although strong during the first half of 2009, sales to T Lynn significantly decreased in the second half of the year. This was due to a severe downturn in T Lynn’s business and resulting lack of purchase orders from T Lynn. We terminated our distribution agreement with T Lynn effective March 22, 2010.
License fees, royalties and services increased by $312,400 compared to 2008 primarily due to the company recognizing deferred license fee income of $335,417 during 2009.
Costs and Expenses
Cost of product sold and manufacturing costs
Cost of product sold and manufacturing costs amounted to $2,316,368 in 2009 and $1,472,299 in 2008. The 2009 amount includes product cost of $1,193,294 and net unapplied manufacturing costs of $1,123,074. The 2008 amount included product cost of $945,985 and net unapplied manufacturing costs of $526,314. Production volume substantially increased at the end of 2008 and into the beginning of 2009; however; the last 6 months of 2009, the production volume began to decrease and as a result, unapplied manufacturing costs began to increase significantly.
Inventory obsolescence
During 2009, we recorded a provision for obsolete inventory and wrote off expired products and packaging materials no longer being used for a total of $437,825. During 2008, we wrote-off $661,444 in expired products and packaging materials that had gone stale or was no longer being used.
General and administrative expenses
General and administrative expenses (“G&A”) consisted of the following major items during the years ended December 31, 2009 and 2008:

	2009	2008
Payroll	$644,288	$1,337,528
Professional fees	1,279,147	653,418
Insurance	108,250	303,217
Separartion agreement payments	497,750	—
Other	960,251	616,912

	$3,489,686	$2,911,075

In total, G&A increased by $587,611 (20%) in 2009 compared to 2008. Below are discussions regarding major fluctuations in G&A.
Payroll decreased by $693,240 in 2009 as compared to 2008 and is primarily the result of the Company making a concentrated effort to reduce costs due to the decrease in revenues during the last six months of 2009. The Company had 43 employees at the beginning of 2009 and only 13 employees by the end of 2009.
Professional fees increased by $625,729 in 2009 from 2008, primarily due to the Company expensing the remaining balance of prepaid consulting services in 2009 as well as additional legal fees associated with the defense of certain lawsuits experienced in 2009.

Insurance decreased by $194,967 in 2009 compared to 2008 and is primarily due to the Company again making an effort to reduce costs where possible as revenues have decreased over the last 6 months of 2009. The Company was able to reduce its premium rates in 2009 while maintaining similar coverage as in 2008.
At the end of 2009, the Company entered into separation agreements with certain Board members and executive officers, which the Company agreed to pay certain compensations. In total the Company paid $497,750 of separation payments. No such expenses were incurred in 2008.
Other G&A expenses increased by $343,339 in 2009 compared to 2008. The increase is mainly due to the Company expensing the vested portion of restricted common stock awarded to officers and employees of the Company. No such transactions occurred during 2008.
Marketing and selling expense
Marketing and selling expenses declined from $1,586,966 in 2008 to $438,604 in 2009. Marketing and selling expense are down from the previous year, primarily due to the elimination of endorsements, sponsorship and promotional discount fees as a result of re-directing our marketing efforts toward distributors rather than direct sales to customers and the elimination of the New York office. In addition, product promotional expenses decreased by $746,130 from $749,087 in 2008 to $2,957 in 2009.
Asset impairment
Due to a significant reduction in business volume and a decline in the quoted market price of the Company’s stock during the year ended December 31, 2009, management determined that the fair value of certain of the Company’s intangible assets had declined. Based on management’s analysis, the Company recorded an impairment loss of $10,276,948 for goodwill and an impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009. For the year ended December 31, 2008, the Company recorded an impairment loss of $648,600 for the net carrying value of its client list and recorded an impairment loss of $50,000 for the remaining goodwill associated with its wholly-owned subsidiary.
Non-cash compensation expense
Non-cash compensation decreased from $2,823,530 in 2008 to $25,590 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2008 period as well as majority of stock options becoming fully vested during the 2008 period.
Depreciation and amortization
Depreciation and amortization decreased to $1,331,310 in 2009 from $1,366,451 in 2008, primarily due to the impairment of the client list in June of 2008. The client list amortization was included in the 2008 period, but not in the 2009 period. However, the increase in the depreciation of our property and equipment substantially offset the decrease in the amortization of our intangibles.
Research and Development Costs
Research and development costs amounted to $78,754 in 2009 and $119,496 in 2008. These costs include contract services, supplies, materials and analytical testing costs incurred for new products to be developed by the Company. Research and development costs have declined due to a limitation of available funding.

Other Income (Expense)
Settlement income
During 2009, the Company was able to settle with a former customer, which resulted in a gain of $440,331. During 2008, the Company did not incur any such transactions.
Change in fair value of derivative liability
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the Black-Scholes calculations of the derivative liability at the beginning of 2009 and at the end of 2009, we recognized a gain of $3,302,329 as the fair value of the derivative liability decreased.
Gain on sale of subsidiary
On February 1, 2008, HealthSport and InnoZen executed a Limited Liability Company Operating Agreement (“LLC Agreement”) with Migami for PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership, and InnoZen licensed its technology to PMG for its 52% ownership. The agreement provided that PMG was to manufacture all strip and other products for each member at cost plus 25%. Migami made a total contribution of $990,000 of its $3,000,000 commitment. Migami’s default resulted in its loss of rights under the agreement and any rights that were intended to transfer from InnoZen to PMG were returned to InnoZen. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain was a result of the Company’s share of losses incurred by PMG exceeding the Company’s investment by this amount.
Gain on sale of trademark
In 2008, the Company sold its trademark for Enlyten to an affiliate of T Lynn for $300,000 which is to be paid at the rate of $0.015 per cassette sold pursuant to the distributor agreement. In 2009, no such transaction took place.
Interest expense
Interest expense increased from $199,826 in 2008 to $359,297 in 2009 due to the debt the Company incurred during 2008 and 2009. The Company recognized a full year’s worth of interest expense in 2009 relating to the debts incurred in 2008 as well as to new debts incurred during 2009.
Liquidity and Capital Resources
At December 31, 2009 we had cash and cash equivalents of $1,205,945, accounts receivable of $64,726 and a working capital deficit of $3,102,664. This compares to cash and cash equivalents of $433,573, accounts receivable of $485,967 and a working capital deficit of $2,728,102 at December 31, 2008.

For the year ended December 31, 2009, operating activities consumed $2,168,970 of cash. This was primarily the result of a net loss for the year of $19 million, offset by depreciation and amortization of $1,331,310, asset impairment of $16,991,425 and a gain on change in fair value of derivative liability of $3,302,329.
Investment activities used an additional $523,811 of cash during year ended December 31, 2009, primarily as a result of payments for patent costs, property and equipment and deposits made on equipment.
Financing activities provided $3,465,153 of cash during the year ended December 31, 2009, primarily as the result from sales of common stock and proceeds from loans.
We are not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $2,215,181 during year ended December 31, 2009. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. However, in order to support our current level of operations, substantial additional sales will be required. We expect that we will continue incurring losses from operations throughout 2010.
Other than cash and cash equivalents and cash flows provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We do not have any unused sources of credit presently available to us.
We currently have $450,000 of convertible promissory notes that were due by September 30, 2009 and an additional $625,000 for which payment is due by March 31, 2010. As of the date of this report, we do not have the funds to repay these convertible promissory notes. We plan to negotiate with the holders of those notes to extend the terms, and to repay them from the proceeds of the SMI Financing. However, if we are unsuccessful in extending the term of the convertible promissory notes, or if we do not receive payment under the SMI Financing, we will not have the capital resources to repay the convertible promissory notes and their holders may bring action against us to collect on them.
On December 1, 2009, we completed a Stock Purchase Agreement with SMI which provides for SMI to purchase an aggregate of 66,666,667 shares of our common stock for a purchase price of $10 million or $0.15 per share. SMI paid $2 million on closing and $8 million through delivery of a promissory note. The Promissory Note, as amended, bears interest at 4% per annum and matures on September 15, 2010. SMI’s payment obligations under the promissory note are secured by a pledge of the purchased common stock. We anticipate that the proceeds from the SMI Financing would be sufficient to meet our operating requirements for at least the next 12 months.
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
Because of our history of net losses and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments
The following summarizes our contractual obligations at December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than	1 to 3	More than
Contractual Obligations	Total	1 year	years	4 years
Convertible notes	$1,554	$1,409	$145	$—
Employment contracts	470	470	—	—
Operating leases (facilities)	1,051	197	408	446

Sales agreement	160	160	—	—

Total	$3,235	$2,236	$553	$446

We currently have outstanding notes in the amount of $1,554,096 at December 31, 2009. Of this amount $450,000 was due on September 30, 2009 and has not been paid. An amount equal to $625,000 was extended and those notes are due and payable on March 31, 2010. An additional amount of $479,096 of notes are due and payable on various dates from September 22, 2009 to April 11, 2011.
We have entered into employment agreement with Robert Davidson, our President, and Thomas Beckett, our Chief Operating Officer, which provide for severance payments if either is terminated without cause. Consequently, if we had released either Mr. Davidson or Mr. Beckett without cause as of December 31, 2009, the severance expense would have been $260,000 or $210,000, respectively.
In 2007, we entered into non-cancelable operating leases for approximately 25,000 square feet of office space for our corporate and manufacturing offices. The lease term is from December 1, 2007 through January 31, 2015. The basic monthly rent is approximately $16,000, subject to adjustment annually on the basis of 3% per annum.
On July 14, 2009, we entered into a sales and distribution agreement with Destiny Productions, LLC and Content Marketing Solutions, Inc. (“Destiny”) pursuant to which the Company shall pay a $20,000 monthly fee to Destiny subject to certain minimum sales requirements. Such monthly fee shall also be offset against commissions earned by Destiny under the agreement.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company we are not required to provide this information.

Item 7.	Financial Statements and Supplementary Data.
The Consolidated Financial Statements of HealthSport, Inc. and Subsidiaries together with the report thereon of Rose, Snyder & Jacobs as of December 31, 2009 and for the year ended December 31, 2009 and the report of Creason & Associates, P.L.L.C as of December 31, 2008 and for the year ended December 31, 2008, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of HealthSport, Inc.
We have audited the accompanying consolidated balance sheet of HealthSport, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthSport, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
March 30, 2010

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, OK 74136-6333

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HealthSport, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HealthSport, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSport, Inc. and Subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that HealthSport, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 14 of the December 31, 2008 consolidated financial statements, HealthSport, Inc. has incurred significant operating losses, negative cash flow from operations and a working capital deficit. There can be no assurance that the Company can obtain sufficient revenues and cash flows to fund its operations and commitments. These conditions raise substantial doubt about HealthSport, Inc.’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 14 of the December 31, 2008 consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
April 22, 2009

HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Decmeber 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$1,205,945	$433,573
Accounts receivable (less allowance of $12,000 in 2009 and $2,000 in 2008)	64,726	486,967
Inventory, net	106,532	585,746
Prepaid expenses and other assets	200,757	293,318

Total current assets	1,577,960	1,799,604
Property and equipment, net	770,233	756,086
Non-current accounts receivable	—	225,000
Goodwill	—	10,276,948
Patent costs and other intangible assets, net	10,832,424	18,621,760
Other assets	338,106	137,170

Total assets	$13,518,723	$31,816,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,575,116	$1,462,148
Accrued expenses	651,865	900,837
Current portion of capital lease obligation, Note 9	70,512	64,465
Current portion of convertible promissory notes, Note 6	1,409,450	1,268,000
Deferred revenue	358,193	832,256
Stock subscription liability	536,222	—
Derivative liability	79,266	—

Total current liabilities	4,680,624	4,527,706
Convertible promissory notes, Note 9	144,646	277,450
Capital lease obligation, Note 7	203,677	274,727

Total liabilities	5,028,947	5,079,883

Commitments and contingencies, Note 14

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; 122,082,717 and 49,366,120 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	12,208	4,937
Additional paid-in capital	77,511,178	69,241,844
Stock Subscription Receivable	(7,500,250)	(250)
Accumulated deficit	(61,533,360)	(42,509,846)

Total stockholders’ equity	8,489,776	26,736,685

Total liabilities and stockholders’ equity	$13,518,723	$31,816,568

See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Revenue
Product sales	$2,215,181	$1,419,210
License fees, royalties and services	387,400	75,000

Total revenues	2,602,581	1,494,210

Costs and expenses
Cost of product sold and manufacturing costs	2,316,368	1,472,299
Inventory obsolescence	437,825	661,444
General and administrative expense	3,489,686	2,911,075
Marketing and selling expense	438,604	1,586,966
Asset impairment	16,991,425	698,600
Non-cash compensation expense	25,590	2,823,530
Depreciation and amortization expense	1,331,310	1,366,451
Research and development costs	78,754	119,496

Total costs and expenses	25,109,562	11,639,861

Net loss from operations	(22,506,981)	(10,145,651)

Other income (expense):
Interest income	26,139	1,737
Settlement income	444,181	—
Change in fair value of derivative liability	3,302,329	—
Other income	70,115	55,950
Gain on sale of subsidiary	—	869,453
Gain on sale of trademark	—	300,000
Interest expense	(359,297)	(199,826)

Other income (expense)	3,483,467	1,027,314

Net loss before income taxes and non-controlling interest	(19,023,514)	(9,118,337)
Provision for income taxes	—	—

Net loss before non-controlling interest	(19,023,514)	(9,118,337)
Non-controlling interest	—	165,216

Net loss	$(19,023,514)	$(8,953,121)

Net loss per share, basic and diluted	$(0.35)	$(0.20)

Weighted average shares outstanding, basic and diluted	53,603,158	45,009,843

See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009 and 2008

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Par	Capital	Receivable	Deficit	Total

Balance, December 31, 2007	42,898,397	$4,290	$65,120,144	$—	$(33,556,725)	$31,567,709
Common stock issued for:
Cash	2,276,000	228	816,272	—	—	816,500
Services	1,585,000	159	325,591	—	—	325,750
Accounts payable	1,000,327	100	243,598	—	—	243,698
Notes payable and accrued interest	693,334	69	103,931	—	—	104,000
Acquisition of assets	300,000	30	74,970	—	—	75,000
Loan fees	533,333	53	79,947	—	—	80,000
Common stock option amortization	—	—	2,434,378	—	—	2,434,378
Common stock warrants:
Issued	—	—	43,021	—	—	43,021
Exercised	79,729	8	(8)	—	—	—
Stock subscription receivable	—	—	—	(500)	—	(500)
Collection of stock subscription receivable	—	—	—	250	—	250
Net loss	—	—	—	—	(8,953,121)	(8,953,121)

Balance, December 31, 2008	49,366,120	$4,937	$69,241,844	$(250)	$(42,509,846)	$26,736,685

Reclassification of derivative liability			(3,252,341)			(3,252,341)
Common stock issued for:
Cash	18,981,560	1,897	3,029,260	—	—	3,031,157
Services (includes $226,494 of warrants)	900,000	90	539,404	—	—	539,494
Accounts payable	350,000	35	62,727	—	—	62,762
Conversion of notes payable and accrued interest	1,485,037	149	222,607	—	—	222,756
Separation payments	1,000,000	100	149,900	—	—	150,000
Stock subscriptions	50,000,000	5,000	7,495,000	(7,500,000)	—	—
Common stock option amortization	—	—	25,590	—	—	25,590
Treasury stock			(2,813)			(2,813)
Net loss	—	—	—	—	(19,023,514)	(19,023,514)

Balance, December 31, 2009	122,082,717	$12,208	$77,511,178	$(7,500,250)	$(61,533,360)	$8,489,776

See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(19,023,514)	$(8,953,121)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-controlling interest	—	(165,216)
Amortization of non-cash stock compensation	25,590	2,434,378
Amortization of loan discount	129,254	—
Depreciation and amortization	1,331,310	1,366,451
Common stock issued for services	455,222	325,250
Common stock issued for separation agreements	150,000	—
Inventory obsolescence reserve	437,825	661,444
Asset impairment	16,991,425	698,600
Bad debt expense	34,403	—
(Gain) loss on sale of assets	1,004	(5,584)
Gain on debt settlement	(444,181)	—
Change in fair value of derivative liability	(3,302,329)	—
Warrants issued	226,494	43,021
Gain on sale of trademark	—	(300,000)
Gain on sale of subsidiary	—	(869,453)
Change in other assets and liabilities:
Accounts receivable	387,838	(304,655)
Inventory	41,389	155,340
Prepaid expenses and other assets	366,022	302,779
Accounts payable	219,580	793,338
Accrued expenses	277,761	761,684
Deferred revenue	(474,063)	164,416

Net cash used in operating activities	(2,168,970)	(2,891,328)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	4,297
Patent costs incurred	(59,887)	(31,161)
Acquisition of property and equipment	(206,923)	(265,533)
Deposits made on equipment	(257,001)	—

Net cash used in investing activities	(523,811)	(292,397)

Cash flows from financing activities
Collect stock subscription receivable	—	22,750
Funding from joint venture partner	—	990,000
Loan repayments	—	(125,000)
Proceeds from loans	105,000	1,770,450
Capital lease payments	(65,004)	(24,725)
Sale of common stock	3,425,157	816,500

Net cash provided by financing activities	3,465,153	3,449,975

Net increase in cash and cash equivalents	772,372	266,250
Cash and cash equivalents, beginning of period	433,573	167,323

Cash and cash equivalents, end of period	$1,205,945	$433,573

		(Continued)
See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
		(Continued)

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$174,671	$32,349
Income taxes	—	—

Non-cash investing and financing activities:
Conversion of accounts payable and accrued interest into long-term debt	44,647	—
Common stock issued for notes payable and accrued interest	222,756	104,000
Common stock issued for accounts payable	62,762	243,698
Common stock issued for stock subscription receivable	7,500,000	250
Common stock issued for loan fees	—	80,000
Common stock issued for equipment maintenance	—	75,000
Value of common stock warrants and options granted	226,494	494,812
Cash-less exercise of common stock warrants	—	14,340
See accompanying notes to consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1: DESCRIPTION OF BUSINESS
We are a company specializing in the development and manufacture of proprietary, oral thin film products containing nutraceutical and pharmaceutical actives. Our thin film dissolves rapidly and utilizes patent pending “bi-layer” technology and other novel processes, including proprietary micro-encapsulation methods to mask the taste of actives in the film products. The result of this superior technology is higher quality, more stable products that support a platform capable of carrying larger product volumes and a more diverse array of active ingredients. We believe these qualities render our thin film effective, easy to use and suited for a multitude of consumer products in both the dietary supplement and pharmaceutical arenas.
We currently manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of HealthSport, Inc. (“HealthSport”) and its wholly-owned active subsidiaries, Enlyten, Inc. (“Enlyten”), InnoZen, Inc. (“InnoZen”), InnoZen’s majority owned subsidiary Pacific Manufacturing Group, LLC (“PMG”) until its sale on December 30, 2008, Health Strip Solutions, LLC (“Health Strip”) and HealthSport Nutraceutical Products, Inc. (“Nutraceutical”), collectively referred to as “the Company,” “we,” “us,” or “the Companies”. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal continuing operations of the Company.
Use of estimates
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
Going Concern
Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2009 and 2008, we had current assets of $1,577,960 and $1,799,604; current liabilities of $4,680,624 and $4,527,706; and a working capital deficit of $3,102,664 and $2,728,102, respectively. We incurred a loss of $19,023,514 during 2009, which included asset impairments of $16,991,425 and depreciation and amortization of $1,331,310.
The Company is not currently generating sufficient income or cash flow to fund current operations. Sales of product amounted to $2,215,181 during the year-ended December 31, 2009. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. However, in order to support the Company’s current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations throughout 2010.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities.
On December 1, 2009, the Company completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to SMI, pursuant to the Stock Purchase Agreement between the Company and SMI dated as of November 6, 2009 (the “Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note will be payable in five installments as follows:
•	$500,000 on or before November 15, 2009 (paid on December 1, 2009);
•	$400,000 on or before December 31, 2009;
•	$1,650,000 on or before February 28, 2010;
•	$2,500,000 on or before April 30, 2010; and
•	$2,950,000 on or before June 30, 2010.
The Promissory Note will mature on June 30, 2010 and will accrue interest at the rate of 4% per annum. The Company issued and delivered 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares will be issued in the name of SMI but will be held in escrow pursuant to a Stock Pledge Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note. See Note 15 for information relating to the amendments for the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement.
These conditions raise substantial doubt about our ability to continue as a going concern. Because of our historic net losses, and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.
Revenue recognition
Revenue from product sales is recognized when the related goods are shipped and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed. The deferred license fee revenue is recognized when earned and all significant obligations have been satisfied.
Cash and cash equivalents
The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution. However, at times, cash balances may exceed the FDIC insurance limit. The Company has not experienced losses in such accounts.

Fair value determination
Financial instruments consist of cash, marketable securities, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.
Accounts receivable and allowance for doubtful accounts
Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company performs periodic credit evaluation of its customers and generally does not require collateral. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.
Inventory
Inventory consists of raw materials and work-in-process and is stated at the lower of average standard cost or estimated net realizable value. We value our inventory using the first-in, first out method.
Property and Equipment
Property and equipment are recorded at cost, net of related accumulated depreciation. Depreciation has been provided using the straight-line method based on the following estimated useful lives:

Office Furniture & Equipment	3 – 7 Years
Computer Software	3 – 5 Years
Manufacturing Equipment	5 – 7 Years
Leasehold Improvements	Lesser of the useful life of the asset or the term of the respective lease
Maintenance and repairs are charged to expense when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Goodwill
We evaluate the recoverability of goodwill and intangibles assets with infinite useful lives annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. Goodwill is reviewed for potential impairment using a two-step process. In step 1, companies are required to estimate fair value of their reporting units, which may be done using various methodologies. If its estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed. Otherwise, the amount of the impairment must be determined in step 2 of the goodwill impairment test. In step 2, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
Intangibles and other long-lived assets
The Company continually monitors events and circumstances that could indicate that the carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable.
Patent costs are amortized over their life of seventeen years from the date the patent application is filed. Patent costs include the costs allocated to the proprietary technology for the formulation of thin film electrolyte strip products and associated legal costs. Trade secrets include costs allocated to our formulations and are being amortized over seventeen years.
Stock option plans
Our stock option plans are described in Note 11. We measure stock-based compensation cost at the date of grant based on the fair value of the award, which is recognized as an expense generally on a straight-line basis over the employee’s or consultant’s requisite service period with an equal amount recorded as additional paid in capital, net of income tax benefit, if any, until such time as the fair value has been fully recognized. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. This option valuation model requires input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.
Income taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings as appropriate. In assessing a need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimate future taxable income.

Research and development costs
Research and development costs are charged to operations when incurred. The amounts charged to operations during the years ended December 31, 2009 and 2008 were $78,754 and $119,496, respectively.
Shipping and handling costs
Shipping and handling costs are reported in selling and marketing costs in the accompanying consolidated statements of operations. These costs amounted to $50,423 and $122,835 in 2009 and 2008, respectively.
Advertising costs
The Company expenses advertising costs as incurred. The Company recorded advertising costs of $113,189 and $883,727 for the years ended December 31, 2009 and 2008, respectively.
Basic and diluted loss per share
Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, which consists of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.
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
On January 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes had a material impact on our consolidated financial statements because, under the guidance, the Company was required to record derivative liabilities relating to the conversion feature on convertible debt instruments. See Note 8 for further discussions.
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP and such use has not impacted the consolidated results of the Company.
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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. The update reaffirms that fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We have adopted the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively to the beginning of the year of adoption if adopted early. We are currently evaluating the impact of this guidance on our consolidated results of operations and financial condition.
NOTE 3: DISPOSITIONS
On February 1, 2008 HealthSport and InnoZen executed a Limited Liability Company Operating Agreement (“LLC Agreement”) with Migami for PMG. Among other things, the LLC Agreement called for Migami to contribute $3,000,000 in cash to PMG for its intended 48% ownership and InnoZen licensed its technology to PMG for its 52% ownership. The agreement provided that PMG was to manufacture all strip and other products for each member at cost plus 25%. Migami made a total contribution of $990,000 of its $3,000,000 commitment. Migami’s default resulted in its loss of rights under the agreement and any rights that were intended to transfer from InnoZen to PMG were returned to InnoZen. InnoZen sold its interest in PMG for nominal consideration on December 30, 2008, and recognized a book gain of $869,453 on the transaction. The gain is the difference between the Company’s share of the PMG loss which is included in the consolidated financial statements in 2008 and its investment.
For the years ended December 31, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its investments in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and its investments have been eliminated through consolidation.

The changes in non-controlling interests for the years ended December 31, 2009 and 2008 are as follows:

Amount

Balance, January 1, 2008	$—
Contributions made	1,130,000
Cash paid to member	(140,000)
Non-controlling interest in loss	(990,000)

Balance, December 31, 2008	—

Balance, December 31, 2009	$—

NOTE 4: INVENTORY
Inventory at December 31, 2009 and 2008, consists of the following:

	2009	2008

Raw materials	$88,533	$173,980
Work in progress	23,700	286,711
Finished goods	—	125,055

	112,233	585,746
Reserve for obsolescence	(5,701)	—

Total inventory	$106,532	$585,746

NOTE 5: PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2009 and 2008 consists of the following:

	2009		2008
		Subject to		Subject to
		Capital		Capital
	Total	Lease	Total	Lease

Office furniture and equipment	$73,681	$—	$75,343	$—
Computer software	106,800	99,172	106,800	99,172
Manufacturing equipment	755,323	419,695	734,220	419,695
Leasehold improvements	198,320	—	52,061	—

	1,134,124	518,867	968,424	518,867
Accumulated depreciation	(363,891)	(235,904)	(212,338)	(145,824)

	$770,233	$282,963	$756,086	$373,043

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $191,772 and $147,105, respectively, which includes depreciation of $90,079 and $7,920, respectively, for capitalized leased assets.
NOTE 6: INTANGIBLE ASSETS
The Company’s intangible assets consist of the following at December 31, 2009 and 2008:

	2009	2008

Patent costs and other intangible assets:
Patent and trade secret costs	$12,843,865	$19,524,728
Trademarks	—	1,188,000
Web site	43,488	65,675

	12,887,353	20,778,403
Accumulated amortization
Patent and trade secret costs	2,026,299	2,137,865
Web site	28,630	18,778

	2,054,929	2,156,643

Net	$10,832,424	$18,621,760

Goodwill	$—	$10,276,948

The annual amortization of intangible assets for each of the next five years is as follows:

Years Ending December 31
2010	$662,972
2011	662,972
2012	662,972
2013	662,972
2014	662,972

Total amortization	$3,314,860

Due to a significant reduction in business volume and a decline in the quoted market price of the Company’s stock during the year ended December 31, 2009, management determined that the fair value of certain of the Company’s intangible assets had declined. Based on management’s analysis, the Company recorded an impairment loss of $10,276,948 for goodwill and an impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site for the year ended December 31, 2009. For the year ended December 31, 2008, the Company recorded an impairment loss of $648,600 for the net carrying value of its client list and recorded an impairment of the remaining goodwill associated with its wholly-owned subsidiary.
In 2008, the Company sold its trademark for Enlyten to an affiliate of T. Lynn Mitchell Companies, LLC (“T Lynn”) for $300,000 which is to be paid at the rate of $0.015 per cassette sold pursuant to the distributor agreement.
NOTE 7: CAPITAL LEASES
In 2005, the Company entered into a sale-leaseback agreement, under which it sold certain manufacturing equipment and leased it back for a period of three years. The leaseback was accounted for as a capital lease, and no gain was recognized on the transaction. This agreement was amended in 2008, additional assets were added to the lease and the term was revised to be completed on January 2013. In 2007, the Company entered into a five year lease agreement for manufacturing software. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

Years Ending December 31
2010	$86,102
2011	86,102
2012	78,318
2013	75,373

Total mininum lease payments	325,895
Amount representing interest	(51,706)

Present value of minimum lease payments	274,189
Less: current obligations	(70,512)

Non-current obligations under capital lease	$203,677

NOTE 8: FAIR VALUE MEASUREMENTS
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
The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$1,205,945	$—	$—	$1,205,945
Derivative Liability	$—	$—	$(79,266)	$(79,266)

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

Risk free interest rate	0.45%
Expected life	0 – 0.5 years
Dividend Yield	0%
Volatility	121%
The following is a reconciliation of the derivative liability for 2009:

Value at January 1, 2009	$3,252,341
Modification of instruments	129,254
Decrease in Value	(3,302,329)

Value at December 31, 2009	$79,266

NOTE 9: CONVERTIBLE PROMISSORY NOTES
Convertible promissory notes consist of the following at December 31, 2009 and 2008:

	2009	2008

Senior secured convertible promissory notes of $625,000 due March 31, 2010 with an option to extend for another 6 months at the discretion of the holders and $450,000 due September 30, 2009 (in default); interest payable at 12% per annum and a default rate of 18% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on March 31, 2010 (13 holders) and accrued interest due on January 1, April 1, July 1 and Oct 1, 2009 (11 holders) not paid
	$1,075,000	$1,100,000

Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; secured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009, principal and interest not paid due to litigation involving Migami and SMI Manufacturing, LLC (litigation does not involve the Company)	100,000	100,000

Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009, not paid	48,000	63,000

Convertible promissory note to the Company’s former counsel due April 11, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009, not paid	144,646	100,000

Convertible promissory note to a company due November 1, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008, replaced several senior secured convertible promissory notes converted into common stock in June 2009	—	126,000

Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008, not paid	51,450	51,450

Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November, 21, 2009, not paid	112,500	—

Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share, not paid	5,000	5,000

Convertible promissory note to a company due March 11, 2010 including interest at 6% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due March 11, 2010	2,500	—

Convertible promissory note to a company due April 30, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due April 30, 2010	15,000	—

	1,554,096	1,545,450
Current portion of convertible promissory notes	1,409,450	1,268,000

Convertible promissory notes, less current portion	$144,646	$277,450

Substantially all promissory notes are with shareholders.
NOTE 10: INCOME TAXES
The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future, however, the loss carryforwards are subject to significant limitations due to statutory ownership changes. The Company is currently analyzing the amount of loss carryforwards available to reduce future taxable income and has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization. The primary differences between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes and minority interest relates to state income taxes and the recognition of a valuation allowance for deferred income tax assets.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2004, and by the IRS for tax years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of December 31, 2009, the Company has available unused Federal net operating loss carryforwards of approximately $47,000,000 and unused State net operating loss carryforwards of approximately $11,000,000, which will expire in various periods from 2010 to 2029, some of which may be limited as to the amount available on an annual basis.
NOTE 11: COMMON STOCK COMPENSATION PLANS AND WARRANTS
Stock compensation plans
In April 2000, the Company adopted its 2000 Stock Option Plan (the “2000 Plan”), and the Company’s Board of Directors approved the same. The Company’s shareholders approved the 2000 Plan in April 2001. The 2000 Plan was established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of the Company, not to exceed an aggregate of 15,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2000 Plan. The 2000 Plan terminates in April 2010.
On October 18, 2006, the Company adopted its 2006 Stock Option Plan (the “2006 Plan”), and the Company’s Board of Directors and shareholders approved the 2006 Plan. The 2006 Plan was also established to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel. The Board of Directors, or a committee that it appoints, is authorized to grant options to purchase the common stock of the Company, not to exceed an aggregate of 5,000,000 shares. The Board of Directors, or a committee that it appoints, is also authorized to establish the exercise price and vesting terms of individual grants under the 2006 Plan. The 2006 Plan terminates on October 18, 2011.

On December 1, 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), and the Company’s Board of Directors and shareholders approved the 2009 Plan. The 2009 Plan provides for grants of nonstatutory stock options, stock appreciation rights, stock awards and stock units (collectively, the “Awards”). Qualified recipients of Awards include our employees, officers, directors and certain consultants. Our Board of Directors will initially administer the 2009 Plan, but has the authority to delegate administration to a committee of the Board of Directors at any time. A total of 10,000,000 shares of our common stock may be issued pursuant to Awards granted under the 2009 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date. No more than an aggregate of 3,500,000 shares may be subject to awards under the Plan granted to any individual participant in any one fiscal year. The 2009 Plan terminates on November 30, 2019. As of December 31, 2009, 4,000,000 restricted stock awards were awarded to officers and employees of the Company, subject to vesting in accordance with the schedules set forth in the employment agreements. As of December 31, 2009, the restricted stock awards were not issued.
Options granted under the 2000 Plan, the 2006 Plan or the 2009 Plan (collectively the “Plans”) may be either “incentive stock options” intended to qualify as such under the Internal Revenue Code, or “non-qualified stock options.” The Company expects that most options granted pursuant to the Plans will be subject to vesting over a three or four-year period, such as 25% increments on each annual grant date anniversary, during which the optionee must continue to be an employee of the Company. The Board or the committee, if applicable, may choose to impose different vesting requirements or none at all.
The Plans also provide that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted with equivalent options. In addition, unvested options become vested, after a change in control, if an optionee is subject to involuntary termination other than for cause during that optionee’s remaining vesting period after a change in control. The 2000 Plan and the 2006 Plan further provides that all options will be forfeited 30 days after employment terminates or six months in the case of death or disability. The 2009 Plan provides that all options will be forfeited 90 days after employment terminates or twelve months in the case of death or disability.

A summary of stock option activity during the years ended December 31, 2009 and 2008 is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at January 1, 2008	4,115,390	$1.60

Options Granted	4,226,700	$0.73
Options Exercised	—	$—
Options Forfeited/expired	(2,995,000)	$1.29

Outstanding at December 31, 2008	5,347,090	$1.09

Options Granted	110,000	$0.23
Options Exercised	—	$—
Options Forfeited/expired	(2,143,917)	$1.36

Outstanding at December 31, 2009	3,313,173	$0.88

Options exercisable at December 31, 2009	3,114,843	$0.92

The table above includes options for 3,226,473 shares and 4,985,390 shares from the Plans discussed above at December 31, 2009 and 2008, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2009 is 2.06 years. The intrinsic value of options exercisable at December 31, 2009 was $0.
Data concerning all stock options at December 31, 2009 follows:

		Weighted-
		Average	Number
	Number	Remaining	of
	of	Contractual	Options
Exercise Price	Options	Life (years)	Exercisable

$0 – 1.10	1,731,700	3.76	1,533,370
$1.20 – 1.50	1,181,473	0.34	1,181,473
$1.60 – 2.25	400,000	—	400,000
The aggregate grant date fair value of options granted during the years ended December 31, 2009 and 2008 amounted to $10,816 and $412,868, respectively.
The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2009:

Expected term	0 – 3 years
Expected average volatility	133.68%
Expected dividend yield	0%
Risk-free interest rate	3.50%
Expected annual forfeiture rate	0%

As of December 31, 2009, the total unrecognized fair value compensation cost related to unvested stock options was $11,794, which is to be recognized over a remaining weighted average period of approximately 3.85 years.
Compensation expense related to restricted award shares was $142,222 and $0 for the years ended December 31, 2009 and 2008, respectively. Information relating to non-vested restricted award shares is as follows:

Weighted Average
Grant Date Fair Value
	Number of Shares	Per share

Nonvested, January 1, 2008	—	$—

Granted		$—
Vested	—	$—
Forfeited/expired	—	$—

Nonvested, December 31, 2008	—	$—

Granted	3,000,000	$0.16
Vested		$—
Forfeited/expired		$—

Nonvested, December 31, 2009	3,000,000	$0.16

Warrants
As of December 31, 2009 and 2008, there are warrants outstanding for 2,000,000 and 1,000,000 shares, respectively, with an average exercise price of $0.40 and $0.35, respectively, which have vested. These warrants were granted to consultants and are not issued pursuant to the Plans and begin to expire on June 30, 2010.
NOTE 12: STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue up to 2,000,000 shares of Series A non-voting, cumulative preferred stock with a par value of $2.75. At December 31, 2009 and 2008, no preferred stock was issued or outstanding. A 6% cumulative dividend would be payable quarterly to stockholders of record on the last day of the month prior to the dividend date. The Series A preferred stock has a liquidation preference over the Company’s common stock as well as any other classes of stock established by the Company.
Common Stock
The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.0001. At December 31, 2009 and 2008, 122,582,717 and 49,366,120 shares were issued and outstanding, respectively.

Common Stock Transactions in 2009
•	21,006,560 shares of common stock were issued for net cash proceeds of $3,425,157;
•	2,025,000 shares of common stock were re-classed to a liability as these shares were not issued as of December 31, 2009 in the amount of $394,000;
•	900,000 shares of common stock and 1,000,000 warrants to purchase common stock with an exercise price of $0.60 per share were issued for services rendered in the amount of $539,494;
•	350,000 shares of common stock were issued for accounts payable in the amount of $62,762;
•	1,485,037 shares of common stock were issued for convertible notes payable and accrued interest in the amount of $222,756;
•	1,000,000 shares of common stock were issued for payments to former officers and directors of the Company pursuant to their separation agreements in the amount of $150,000;
•	50,000,000 shares of common stock were issued for promissory notes pursuant to the Stock Purchase Agreement and Promissory Note Agreement in the amount of $7,500,000.
Common Stock Transactions in 2008
•	2,276,000 shares of common stock were issued for net cash proceeds of $816,500;
•	1,585,000 shares of common stock were issued for services rendered in the amount of $325,250;
•	1,000,327 shares of common stock were issued for accounts payable in the amount of $243,698;
•	693,334 shares of common stock were issued for a convertible note payable in the amount of $100,000 and accrued interest of $4,000;
•	300,000 shares of common stock were issued for preparation of operational guidelines and procedures for certain of the Company’s equipment which was valued at $75,000;
•	533,333 shares of common stock were issued for loan fees in the amount of $80,000; and

•	79,729 shares were issued for a cash-less warrant exercise.

NOTE 13: RELATED PARTY TRANSACTIONS
At December 31, 2009 and 2008, the Company’s total convertible promissory notes payable of $1,554,906 and $1,545,450, respectively, were primarily owed to non-affiliated stockholders.
In August 2009, our InnoZen subsidiary entered into a Manufacturing License Agreement (the “Manufacturing Agreement”) with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In consideration of the rights granted to SMI by InnoZen, SMI shall pay $150,000 to InnoZen upon execution of this agreement where as $100,000 has been paid and $50,000 shall be paid within ninety (90) days of execution of the Manufacturing Agreement. As of December 31, 2009, a $50,000 license fee receivable due from SMI is included in Accounts Receivable. SMI has also agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. SMI has made payments totaling $450,000. The subscription agreement has been cancelled due to the closing of a subsequent Stock Purchase Agreement discussed below.
As of December 31, 2009, the Company has a payable due to SMI of $7,852.
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to SMI, pursuant to the stock purchase agreement between the Company and SMI dated as of November 6, 2009 (the “Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to us $2,000,000 and issued a promissory note (the “Promissory Note”) to us in the amount of $8,000,000. The Promissory Note was originally payable in five installments as follows:
•	$500,000 on or before November 15, 2009 (paid on December 1, 2009);
•	$400,000 on or before December 31, 2009;
•	$1,650,000 on or before February 28, 2010;
•	$2,500,000 on or before April 30, 2010; and
•	$2,950,000 on or before June 30, 2010.
The Promissory Note matures on June 30, 2010 and will accrue interest at the rate of 4% per annum. As of December 31, 2009, the Company has accrued $25,833 of interest due from SMI which is included in Prepaid & Other Assets. The Company issued and delivered 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares were issued in the name of SMI, but will be held in escrow pursuant to a Stock Pledge Agreement and Escrow Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note. As of December 31, 2009, 50,000,000 shares are held by a third party and the value of these shares, $7,500,000, is recorded as a Stock Subscription Receivable in the Statement of Stockholders’ Equity.
In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances.
On March 19, 2010, we entered into amendments to three agreements with SMI including (a) an amendment to stock purchase agreement (“SPA Amendment”), (b) an amendment to promissory note (“Note Amendment”) and (c) an amendment to stock pledge agreement (“Pledge Agreement Amendment” and collectively with the SPA Amendment and Note Amendment, the “Amendments”). The Amendments amend the terms of the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement (collectively, the “SMI Financing Agreements”) that we entered into with SMI in connection with the SMI Financing. The Amendments extend the payment terms under the promissory note to September 15, 2010 in exchange for SMI committing to provide interim financing to cover certain of our operating and capital expenses, and making a portion of its payment obligations recourse obligations, as discussed in more detail below.

The Note Amendment amends the schedule of the installment payments under the promissory note to be as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010;
•	$2,500,000 on or before July 15, 2010;
•	$2,950,000 on or before September 15, 2010; and
•	all remaining principal and interest due on September 15, 2010.
In addition, if prior to payment of the May 15, 2010 installment we have insufficient funds to pay (a) our accounts payable as of March 19, 2010, under the Note Amendment (b) any obligations incurred in the ordinary course of business after March 19, 2010 or (c) any payments due related to the improvements to our Oxnard plant, SMI is obligated to advance us sufficient funds to make those payments. SMI’s obligation to make advances for expense reimbursement under clause (a) and (b) above is limited to an aggregate of $1,000,000 and its obligation under clause (c) is limited to an aggregate of $700,000. Any such advance payments will be credited against the May 15, 2010 payment obligation under the promissory note.
Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the pledge agreement and removal of SMI’s director appointees from our board of directors as our exclusive remedies for SMI’s breach of its obligations under the promissory note. Consequently, if SMI failed to make a payment under the promissory note, we could recover the common stock from the stock pledge agreement, but could not sue SMI to collect the payment due. The Note Amendment modifies Section 10 to provide that if SMI fails to make a scheduled payment under the promissory note and such failure continues for a period of two days then SMI is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, SMI would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.
The Pledge Agreement Amendment conforms the share release provisions to coincide with the new payment terms under the promissory note and amends the non-recourse debt provisions to conform to the limited recourse obligations under Section 10 of the Note.
The SPA Amendment confers upon SMI certain additional rights to negotiate and compromise our obligations to vendors and debt holders, subject to certain guidelines. The amount of any payments that SMI makes pursuant to this right will be credited to its payment obligations under the promissory note and shares of our common stock will be released from the stock pledge agreement at the rate of $0.15 per share.

The SPA Amendment also adds a provision to the stock purchase agreement requiring SMI to provide consulting services to us in connection with the improvements to and cGMP certifications for our Oxnard plant. SMI will receive compensation for the consulting services in amounts that are pre-approved by our CEO and President and to be paid in cash or shares of our common stock valued at the rate of $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI shall have a right to payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the promissory note (as described above). In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the stock pledge agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
NOTE 14: COMMITMENTS AND CONTINGENCIES
The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The lease term is from December 1, 2007 through January 31, 2015.
Total rent expense was $347,731 and $338,912 in 2009 and 2008, respectively. Future minimum lease payments for operating leases are: 2010 — $197,000; 2011 — $202,000; 2012 — $207,000; 2013 — $212,000; 2014 — $217,000; and thereafter — $18,000.
The Company has a royalty agreement with a former employee for an indefinite period of 1.0% of the first $20,000,000 in sales of the Fix Strips and Enlyten™ Energy strips and 0.5% of the next $80,000,000 in sales of the Fix Strips and Enlyten™ Energy strips.
The Company has a commission agreement with Mr. Durschlag, former CEO, of 0.5% of the Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products for a period of seven (7) years and 50,000 shares of unregistered stock of the Company for each $1,000,000 in Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products up to a maximum of 500,000 shares.
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

The Company has failed to remit payroll tax payments of $181,502, as required by various taxing authorities. When payment is ultimately made, management believes that the Company will be assessed various penalties for the delayed payments. As of December 31, 2009, the Company was unable to estimate the amount of penalties that the Company would incur as a result of these unpaid taxes.
In the normal course of business, the Company may become a party in a legal proceeding. The only significant such matters the Company is aware of are the Gatorade matter, the Kusher matter and the Schering Plough matter which have been reported in our quarterly report on Form 10-Q for the period ended September 30, 2009 and which have had no material developments since that time.
NOTE 15: SUBSEQUENT EVENTS
On March 19, 2010, we entered into amendments to three agreements with SMI including (a) an amendment to stock purchase agreement (“SPA Amendment”), (b) an amendment to promissory note (“Note Amendment”) and (c) an amendment to stock pledge agreement (“Pledge Agreement Amendment” and collectively with the SPA Amendment and Note Amendment, the “Amendments”). The Amendments amend the terms of the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement (collectively, the “SMI Financing Agreements”) that we entered into with SMI in connection with the SMI Financing. The Amendments extend the payment terms under the promissory note to September 15, 2010 in exchange for SMI committing to provide interim financing to cover certain of our operating and capital expenses, and making a portion of its payment obligations recourse obligations, as discussed in more detail below.

The Note Amendment amends the schedule of the installment payments under the promissory note to be as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010;
•	$2,500,000 on or before July 15, 2010;
•	$2,950,000 on or before September 15, 2010; and
•	all remaining principal and interest due on September 15, 2010.
In addition, if prior to payment of the May 15, 2010 installment we have insufficient funds to pay (a) our accounts payable as of March 19, 2010, under the Note Amendment (b) any obligations incurred in the ordinary course of business after March 19, 2010 or (c) any payments due related to the improvements to our Oxnard plant, SMI is obligated to advance us sufficient funds to make those payments. SMI’s obligation to made advances for expense reimbursement under clause (a) and (b) above is limited to an aggregate of $1,000,000 and its obligation under clause (c) is limited to an aggregate of $700,000. Any such advance payments will be credited against the May 15, 2010 payment obligation under the promissory note.
Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the pledge agreement and removal of SMI’s director appointees from our board of directors as our exclusive remedies for SMI’s breach of its obligations under the promissory note. Consequently, if SMI failed to make a payment under the promissory note, we could recover the common stock from the stock pledge agreement, but could not sue SMI to collect the payment due. The Note Amendment modifies Section 10 to provide that if SMI fails to make a scheduled payment under the promissory note and such failure continues for a period of two days then SMI is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, SMI would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.
The Pledge Agreement Amendment conforms the share release provisions to coincide with the new payment terms under the promissory note and amends the non-recourse debt provisions to conform to the limited recourse obligations under Section 10 of the Note.
The SPA Amendment confers upon SMI certain additional rights to negotiate and compromise our obligations to vendors and debt holders, subject to certain guidelines. The amount of any payments that SMI makes pursuant to this right will be credited to its payment obligations under the promissory note and shares of our common stock will be released from the stock pledge agreement at the rate of $0.15 per share.
The SPA Amendment also adds a provision to the stock purchase agreement requiring SMI to provide consulting services to us in connection with the improvements to and cGMP certifications for our Oxnard plant. SMI will receive compensation for the consulting services in amounts that are pre-approved by our CEO and President and to be paid in cash or shares of our common stock valued at the rate of $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI shall have a right to payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the promissory note (as described above). In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the stock pledge agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
On March 19, 2010, Tom Beckett resigned his position with the Company as interim chief financial officer. Mr. Beckett will remain as the Company’s chief operating officer and secretary. On March 19, 2010, our Board of Directors appointed Mark Udell to serve as the Company’s chief accounting officer and to serve as the Company’s principal financial officer until a replacement chief financial officer can be selected.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 8A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer (who is our principal financial officer) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures as of December 31, 2009 were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 because of several material weaknesses in our internal controls.
The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of a “whistleblower” policy for employees to report suspected internal control issues and (3) inadequate segregation of duties due to the limited size of the accounting department and the lack of experienced accountants caused by the Company’s limited financial resources.

It is possible that we may have additional material weaknesses that we have not yet identified. We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of December 31, 2009, or the filing date of this report.
Management does not believe that any of the Company’s annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.
Management’s Remediation Initiatives
In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measures. Management believes that the appointment of two or more outside directors, who shall be appointed to the audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board as well as lead to effective oversight in the establishment and monitoring of required internal controls and procedures. The Company appointed Mark Udell, a certified public accountant, as the principal accounting officer and as Mr. Udell becomes more familiar with the Company; we expect our internal controls and procedures will become more effective over time. We plan to adopt corporate governance guidelines, including a code of ethics and a whistleblower policy.
Changes in Internal Control over Financial Reporting
In addition to appointing Mr. Udell as principal accounting officer, effective December 1, 2009 we experienced a change in control that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. In connection with the change in control, we experienced a change in control of our Board of Directors. Three of our directors Hank Durschlag, Anthony Seaber and Jeffrey Wattenberg resigned. Four new directors, who are nominees of SMI, were appointed to our Board including Neil Allen, Alex Buelna, Ferrel Raskin and Kevin Taheri. In addition to the changes at the Board level, Kevin Taheri was appointed our Chief Executive Officer and Thomas Beckett was appointed our Chief Financial Officer.
Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.	Other Information.
None.
PART III

Item 9.	Directors, Executive Officers and Corporate Governance.
Identification of Directors.
The information under the caption “Election of Directors” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Identification of Executive Officers.
The information under the caption “Certain Information with Respect to Executive Officers” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act.
The information under the caption “Compliance with Section 16(a) of the Exchange Act” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Code of Ethics.
The information under the caption “Code of Ethics” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Audit Committee.
The information under the caption “Information Regarding the Board and its Standing Committees” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 10.	Executive Compensation.
The information under the heading “Executive Compensation and Other Information” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related party transactions are reviewed and approved by a disinterested majority of our board of directors, or as otherwise provided under Delaware law. We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions at this time.

In connection with the Stock Purchase Agreement for the SMI Financing, we agreed that for so long as any amounts remain outstanding under the Promissory Note, the Company shall obtain the approval of not less than five directors of a seven member board of directors (or not less than one plus the number of directors appointed by SMI if a different size board) prior to taking certain corporate actions, including: (a) changing the Company’s principal line of business; (b) any liquidation, dissolution or winding-up; (c) any amendment or restatement to the Company’s articles of incorporation or bylaws; (d) increasing or decreasing the number of board members; (e) significant acquisitions, dispositions, licenses or transfers of assets outside the ordinary course of business; (f) issuing capital stock, except for shares issuable in accordance with the terms of outstanding employee benefit plans or warrants, options or other derivative securities; (g) declaring dividends or redeeming, purchasing or otherwise effecting any recapitalization or restructuring of outstanding shares of capital stock; (h) incurring significant indebtedness; (i) effecting any change in control transaction; (j) modifying any executive employment agreements; (k) amending any existing agreement between the Company and SMI; or (l) any amendment modification or waiver of the use of proceeds from the sale of the Shares from the agreed upon use of proceeds set forth in the Stock Purchase Agreement.

Since January 1, 2009, the beginning of our last fiscal year, we have entered into the following related party transactions:

In August 2009, our InnoZen subsidiary entered into the Manufacturing Agreement with SMI. Under the terms of the Manufacturing Agreement, the Company has granted SMI a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. SMI is granted a right of first negotiation for the manufacture of Products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In consideration of the rights granted to SMI by InnoZen, SMI was required to pay $150,000 to InnoZen. SMI has also agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price is to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. SMI made payments totaling $450,000. The subscription portion of the Manufacturing Agreement has been cancelled due to the closing of a subsequent Stock Purchase Agreement discussed below. At the time of the entry into the Manufacturing, SMI was not a related party; however, the Manufacturing Agreement remains in effect and we continue to perform our obligations under its terms.

On November 4, 2009, we entered into a separation agreement with M.E. Hank Durschlag that was effective upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Durschlag will receive (a) a $67,750 payment on or before December 1, 2009, (b) a $7,000 payment on the first day of each month beginning January 1, 2010 for ten months, (c) 300,000 shares of unregistered common stock of our Company and (d) payment of Mr. Durschlag’s health insurance coverage through December 31, 2009. Mr. Durschlag will also receive a commission of 0.5% of the Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products for a period of seven (7) years and will receive 50,000 shares of unregistered stock of our Company for each $1,000,000 in Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products up to a maximum of 500,000 shares. “Net Sales Revenues” is defined in Mr. Durschlag’s separation agreement as the Company’s mean gross sales and licensing revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Durschlag.

On November 4, 2009, we entered into a separation agreement with Daniel Kelly that was effective upon the Closing of the SMI Financing. Mr. Kelly, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement will terminate and Mr. Kelly will receive (a) a $45,000 payment on or before December 1, 2009, (b) a $10,000 payment on the first day of each month beginning on January 1, 2010 for nine months and (c) 100,000 shares of unregistered common stock of our Company. The separation agreement includes a release of claims by Mr. Kelly.

On November 4, 2009, we entered into a separation agreement with Anthony Seaber, a board member of the Company, that is effective and contingent upon the Closing of the SMI Financing. Under the terms of the separation agreement, Mr. Seaber will receive (a) a $10,000 on or before December 1, 2009 and (b) 100,000 shares of unregistered stock of our Company. The separation agreement includes a release of claims by Mr. Seaber.

On November 4, 2009, we entered into a separation agreement with Matthew Burns was effective upon the Closing of the SMI Financing. Mr. Burns, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement will terminate and Mr. Burns will receive (a) a $35,000 payment on or before December 1, 2009 and (b) 100,000 shares of unregistered common stock of our Company. The separation agreement includes a release of claims by Mr. Burns.

On November 6, 2009, we entered into a separation agreement with Jeffrey Wattenberg that is effective and contingent upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Wattenberg will receive (a) a $30,000 payment on or before December 1, 2009, (b) 400,000 shares of unregistered common stock of our Company, and (c) a broker agreement with the Company pursuant to which Mr. Wattenberg will receive a 4% commission on the Net Sales Revenues received by the Company for products and customers that Mr. Wattenberg brings to the Company and that the Company approves, and (d) 75,000 shares of unregistered common stock of our Company for each $1,000,000 in “JV-attributable Sales” received by the Company under the term sheet agreement by and between the Company and Destiny Productions and Content Marketing Solutions dated July 2009 up to a maximum of 1,000,000 shares. “Net Sales Revenues” is defined in the broker agreement as the Company’s mean gross sales revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Wattenberg.

On November 6, 2009 we entered into the Stock Purchase Agreement with SMI. On December 1, 2009, we completed the SMI Financing in which we sold 66,666,667 of our common stock to SMI, pursuant to the Stock Purchase Agreement. In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to us $2,000,000 and the Promissory Note to us in the amount of $8,000,000. The Company issued and delivered 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares were issued in the name of SMI and are being held in escrow pursuant to a Pledge Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note. In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances.

On March 19, 2010, we entered into amendments to three agreements with SMI including (a) an amendment to stock purchase agreement (“SPA Amendment”), (b) an amendment to promissory note (“Note Amendment”) and (c) an amendment to stock pledge agreement (“Pledge Agreement Amendment” and collectively with the SPA Amendment and Note Amendment, the “Amendments”). The Amendments amend the terms of the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement (collectively, the “SMI Financing Agreements”) that we entered into with SMI in connection with the SMI Financing. The Amendments extend the payment terms under the promissory note to September 15, 2010 in exchange for SMI committing to provide interim financing to cover certain of our operating and capital expenses, and making a portion of its payment obligations recourse obligations, as discussed in more detail below.

The Note Amendment amends the schedule of the installment payments under the promissory note to be as follows:

•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010;

•	$2,500,000 on or before July 15, 2010;

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.

In addition, if prior to payment of the May 15, 2010 installment we have insufficient funds to pay (a) our accounts payable as of March 19, 2010, under the Note Amendment (b) any obligations incurred in the ordinary course of business after March 19, 2010 or (c) any payments due related to the improvements to our Oxnard plant, SMI is obligated to advance us sufficient funds to make those payments. SMI’s obligation to made advances for expense reimbursement under clause (a) and (b) above is limited to an aggregate of $1,000,000 and its obligation under clause (c) is limited to an aggregate of $700,000. Any such advance payments will be credited against the May 15, 2010 payment obligation under the promissory note.

Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the pledge agreement and removal of SMI’s director appointees from our board of directors as our exclusive remedies for SMI’s breach of its obligations under the promissory note. Consequently, if SMI failed to make a payment under the promissory note, we could recover the common stock from the stock pledge agreement, but could not sue SMI to collect the payment due. The Note Amendment modifies Section 10 to provide that if SMI fails to make a scheduled payment under the promissory note and such failure continues for a period of two days then SMI is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, SMI would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.

The Pledge Agreement Amendment conforms the share release provisions to coincide with the new payment terms under the promissory note and amends the non-recourse debt provisions to conform to the limited recourse obligations under Section 10 of the Note.

The SPA Amendment confers upon SMI certain additional rights to negotiate and compromise our obligations to vendors and debt holders, subject to certain guidelines. The amount of any payments that SMI makes pursuant to this right will be credited to its payment obligations under the promissory note and shares of our common stock will be released from the stock pledge agreement at the rate of $0.15 per share.

The SPA Amendment also adds a provision to the stock purchase agreement requiring SMI to provide consulting services to us in connection with the improvements to and cGMP certifications for our Oxnard plant. SMI will receive compensation for the consulting services in amounts that are pre-approved by our CEO and President and to be paid in cash or shares of our common stock valued at the rate of $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI shall have a right to payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the promissory note (as described above). In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the stock pledge agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.

The Amendment Agreements were all approved by a disinterested majority of our Board of Directors with Messrs. Allen, Buelna, Raskin, and Taheri, taking no part in the vote.

Director Independence

We currently have a seven member Board of Directors. Four of those directors have been appointed by SMI and Messrs. Raskin and Taheri are officers of SMI. Six of the seven directors have served as officers, employees or consultants of Healthsport or its affiliated entities, including SMI, within the past three years. Dr. Neil Allen is our only director who qualifies as an “independent director” as defined by Nasdaq rules.

Item 13.	Principal Accountant Fees and Services.
The information under the heading “Principal Accountant Fees and Services” appearing in our proxy statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14.	Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:
(1) Financial Statements. The financial statements listed below are included under Item 7 of this report:
•	Consolidated Balance Sheets as of December 31, 2009 and 2008;
•	Consolidated Statements of Operations for the years ended December 31, 2009 and;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008; and
•	Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules. The following financial statement schedules are included under Item 7 of this report: None.
(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit No.		Document Description	Incorporation by Reference
3.1		Amended and Restated Certificate of Incorporation of HealthSport, Inc.	Filed herewith.
3.2		Bylaws of HealthSport, Inc.	Filed herewith.
4.1		Form of Promissory Note issued by Supplemental Manufacturing & Ingredients, LLC to the Company dated December 1, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
4.2		Amendment to Promissory Note issued by Supplemental Manufacturing & Ingredients, LLC to the Company dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.
10.1		Manufacturing License Agreement dated August 13, 2009 between InnoZen, Inc. and Supplemental Manufacturing Ingredients, Inc.	Incorporated by reference to the exhibits to the Company’s report on Form 10-Q filed with the SEC on August 14, 2009.
10.2		Stock Purchase Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated November 6, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.3		Form of Stock Pledge Agreement between the Company and Supplemental Manufacturing & Ingredients, LLC dated December 1, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.4	*	Separation Agreement by and between the Company and M.E. Hank Durschlag dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

================================================================================

Exhibit No.		Document Description	Incorporation by Reference
10.5	*	Separation Agreement by and between the Company and Jeffrey Wattenberg dated November 6, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.6	*	Separation Agreement by and between the Company and Daniel Kelly dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.7	*	Separation Agreement by and between the Company and Anthony Seaber dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.8	*	Separation Agreement by and between the Company and Matthew Burns dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.9	*	Employment Agreement by and between the Company and Robert Davidson dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.10	*	Employment Agreement by and between the Company and Thomas Beckett dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.
10.11	*	HealthSport 2009 Equity Incentive Plan.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.
10.12	*	Form of Nonstatutory Stock Option Agreement.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.
10.13	*	Form of Restricted Stock Agreement.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.
10.14		Amendment to Stock Purchase Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.
10.15		Amendment to Stock Pledge Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.
21.1		Subsidiaries of the Registrant.	Filed herewith.
23.1		Consent of Creason & Associates, P.L.L.C.	Filed herewith.
24.1		Power of Attorney.	Included on signature page.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32		Section 1350 Certification.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthSport, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010	HEALTHSPORT, INC.
	By:	/s/ Kevin Taheri
Kevin Taheri
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Kevin Taheri and Mark Udell, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HealthSport, Inc., in the capacities and on the dates indicated.

March 31, 2010	/s/ Kevin Taheri
Kevin Taheri, Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2010	/s/ Mark Udell
Mark Udell, Chief Accounting Officer
(Principal financial officer)

March 31, 2010	/s/ Robert Davidson
Robert S. Davidson, President and Chairman of the Board

March 31, 2010	/s/ Neil Allen
Neil Allen, Director

March 31, 2010	/s/ Alex Buelna
Alex Buelna, Director

March 31, 2010	/s/ Matthew Burns
Matthew Burns, Director

March 31, 2010	/s/ Daniel J. Kelly
Daniel J. Kelly, Director

March 31, 2010	/s/ Ferrel Raskin
Ferrel Raskin, Director