Form 10-Q/A
period 2009-06-30
Healthsport, Inc.
filed 2010-04-14
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-23100

HEALTHSPORT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2649848 (I.R.S. Employer Identification No.)

1620 Beacon Place Oxnard, California (Address of principal executive offices)	93033 (Zip Code)
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

EXPLANATORY NOTE
HealthSport, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Original Quarterly Report”) for the sole purpose of (1) adding a footnote to the exhibit index of the Original Quarterly Report to disclose that portions of Exhibit 10.1 to the Original Quarterly Report (“Exhibit 10.1”) have been omitted pursuant to a confidential treatment request and (2) re-filing Exhibit 10.1. The Company is re-filing Exhibit 10.1 in response to comments received from the Securities and Exchange Commission (the “Commission”) in response to a confidential treatment request that the Company submitted to the Commission in connection with a request for confidential treatment of portions of Exhibit 10.1. The Company has made no other changes to the previously filed Original Quarterly Report.
This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Quarterly Report as originally filed. Other events occurring after the filing of the Original Quarterly Report or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Quarterly Report.

PART II
OTHER INFORMATION

Item 6.	Exhibits
Exhibit Index

Exhibit
No.	Document Description	Incorporation by Reference
10.1 *	Manufacturing License Agreement dated August 13, 2009 between InnoZen, Inc. and Supplemental Manufacturing Ingredients, Inc.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Confidential portions of this exhibit have been omitted and are filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPORT, INC.

Date: April 14, 2010	/s/ Kevin Taheri Kevin Taheri, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)