Form 10-K/A
period 2009-12-31
Healthsport, Inc.
filed 2010-04-30
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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
As of April 30, 2010, 122,582,717 shares of HealthSport, Inc.’s common stock were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010 solely to include the information required by Part III.
In this report, unless the context indicates otherwise, the terms “HealthSport,” “Company,” “we,” “us,” and “our” refer to HealthSport, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.
Our Board of Directors
The current members of our board of directors are set forth on the table below. The narrative following the table sets forth certain information concerning the experience and background of each of our directors.

Name	Position	Age	Held Position Since
Dr. Neil Allen	Director	68	December 2009
Alexander Buelna	Director	47	December 2009
Matthew Burns	Director	39	May 2007
Robert S. Davidson	Director (Chairman), President	43	May 2007
Daniel J. Kelly	Director	48	January 2007
Ferrel Raskin	Director	35	December 2009
Kevin Taheri	Director, Chief Executive Officer	39	December 2009
Dr. Neil Allen, MD, FAAN, FACP has served as a director of the Company since December 1, 2009. Dr. Allen is board certified in neurology and psychiatry and is also board certified by the American Board of Internal Medicine. Since 1975, Dr. Allen has been a physician in private practice. Dr. Allen has been a consultant to Abbott Laboratories, Merck, Pfizer Pharmaceutical and Teva Neuroscience providing insight and knowledge for new drug development. Dr. Neil Allen has also been published in professional journals on the topics of drug dosage comparisons and interactions. Dr. Allen is valuable to our board of directors because of his medical expertise relating to drug interactions and effects as well as his knowledge of the pharmaceutical industry and the process for bringing new pharmaceutical technologies to market.
Alexander Buelna has served as a director of the Company since December 1, 2009. Mr. Buelna is currently Director of Government Affairs at SMI Concepts, LLC. During his career, Mr. Buelna has dedicated over 24 years of service to the federal government. Mr. Buelna served as a Senior Special Agent, Criminal Investigator and Air Marshal with various Federal Government agencies from 1985 to 2009. These agencies include the Department of Homeland Security, Transportation Security Administration Federal Air Marshal Service (2002-2009), the Department of the Interior Office of Inspector General (2001-2002), the U.S. Postal Service Office of Inspector General (1998-2001) and the United States Army Major Procurement Fraud Unit, United States Army Criminal Investigation Command (1989-1998) as a Special Agent and Manager. Mr. Buelna was competitively selected for various levels of senior management within these organizations to include Assistant to the Special Agent in Charge, Resident Agent in Charge, and Special Agent in Charge. In addition, Mr. Buelna is a veteran of Operation Iraqi Freedom and served as the Special Agent in Charge/Operations Officer, Coalition Provisional Authority, Protective Service Detail, Baghdad, Iraq (2003-2004). He was responsible for the successful security development, management and operations for the United Nations Special Envoy’s, Security and Electoral Mission Assessment Teams, as well as providing successful personal protection details for various U.S. congressional delegates, U.S. Cabinet level officials and Heads of State, within a combat zone environment. The most worthy of his accomplishments was receiving “The Bronze Star Medal” for subject matter expertise in planning, coordination, and execution of over 300 protective service missions throughout the Iraqi theater of operations without a loss of life. Mr. Buelna was commissioned as a United States Army Warrant Officer in 1993 and retired at the rank of Chief Warrant Officer Four, United States Army Reserve after 24 years of combined active and reserve service. Mr. Buelna is a graduate of Columbia College, Columbia, Missouri, where he earned a Bachelor of Arts degree with an emphasis in Criminology and Language. Mr. Buelna is valuable to our board of directors because of his managerial expertise and his extensive experience with the federal government.

Matthew Burns has served as a director of the Company since May 4, 2007 and was chief operating officer of the Company from May 4, 2007 until April 30, 2008. Mr. Burns also served as an officer and director of our subsidiary InnoZen, Inc. from April 2004 until April 2008. Currently, Mr. Burns is the general counsel and chief operating officer of INgrooves, a digital content distribution company. Prior to joining InnoZen, Inc., from July 2001 to February 2002, Mr. Burns was an associate attorney at Morgan Lewis & Bockius, LLP, where he worked in the firm’s business and finance practice group in the Los Angeles office. Prior to joining Morgan Lewis, Mr. Burns worked as an associate attorney in the corporate finance group at Morrison & Foerster’s San Francisco office. Prior to joining Morrison & Foerster, Mr. Burns worked as an associate attorney in the corporate practice at Holland & Knight in Tampa, Florida. His law practice concentrated on mergers and acquisitions and corporate finance for companies in a variety of industries, including life sciences and technology. Mr. Burns has also provided counsel to public and private companies on general corporate law, corporate governance and securities matters. Mr. Burns received his J.D. from Stetson University of College of Law in 1995 and his B.A. in Finance from the University of South Florida in 1992. Mr. Burns is valuable to our board of directors because of his knowledge of corporate finance, securities law and corporate governance matters.
Robert S. Davidson has been the chairman of our board of directors since May 4, 2007. Since December 1, 2009, Mr. Davidson has also served as our President. In addition, since May 2002, Mr. Davidson has served as the president, chief executive officer and a director of our subsidiary InnoZen, Inc., which includes our research and development and manufacturing operations. From January 2002 through July 2005, Mr. Davidson was president and chief executive officer of Zengen, Inc., a biopharmaceutical company. From September 1998 to December 2001, Mr. Davidson was the chief executive officer of Gel Tech, L.L.C., where he raised capital for the market launch and distribution of the Zicam product line. He led the marketing team that took Zicam from an unknown entity to one of the top medications in its class. He also implemented and launched line extensions to strengthen the brand name and increase company value. From October 1994 to August 1998, Mr. Davidson was the chief executive officer of Biotem Cytotechnologies, Inc., a biopharmaceutical research and development company. Mr. Davidson earned his B.S. degree with a concentration in Biological Life Sciences from The University of the State of New York (Excelsior College). Mr. Davidson earned a Masters Certificate in Applied Project Management from Villanova University and earned his Masters of Public Health (Homeland Security) from American Military University, Virginia. Mr. Davidson is a certified Performance Enhancement Specialist through the National Academy of Sports Medicine. Mr. Davidson is valuable to our board of directors because of his leadership experience with biopharmaceutical and drug delivery technology companies and his broad knowledge of the industry in which we participate.
Daniel J. Kelly has been a director of the Company since January 1, 2007. From January 1, 2007 until December 11, 2007, Mr. Kelly served as our acting chief executive officer. From January 1, 2007 until March 1, 2008 he served as president of the Company. Mr. Kelly began his business career 20 years ago managing and advising Jim Kelly, his brother and Pro Football Hall of Fame Quarterback. Currently, Mr. Kelly is the vice president of business development for Fifth Year Productions, an entertainment company. In 1988, Mr. Kelly negotiated the most lucrative player contract in NFL history (at that time) for Jim Kelly. Mr. Kelly has 20 years experience in marketing, promotions and celebrity endorsements and continues to work with such companies as Coors, Miller Lite, LA Weightloss and Ameriquest. Mr. Kelly received his bachelor’s degree from the University of Houston and was a prominent member of the NFL Quarterback Club, serving on the Sponsorship and Marketing Committees that negotiated comprehensive, multi-year deals with major US companies such as McDonalds, VISA, Footlocker and MBNA Bank. He is the vice chairman of the Kelly for Kids Foundation. Mr. Kelly is valuable to our board of directors because of his extensive marketing, sales and other business experiences.
Ferrel Raskin has been a director of the Company since December 1, 2009. Mr. Raskin has also served as the chief executive officer of our largest stockholder, Supplemental Manufacturing & Ingredients, LLC, since December 2009 and as chairman of its board of directors since 2006. During his directorship with Supplemental Manufacturing & Ingredients, LLC, he advised senior management on strategic matters, applying his knowledge of complicated transactions and business development to assist Supplemental Manufacturing & Ingredients, LLC in becoming a leader in the dietary supplement and nutraceutical industry. From 2000 to 2006, Mr. Raskin was a partner in East Thunderbird Square North in Scottsdale, AZ where he developed, managed and sold one of the largest real estate transactions in Arizona. Utilizing his background in finance and contract negotiations, Mr. Raskin has become a driving force behind Supplemental Manufacturing & Ingredients, LLC’s expansion into new cutting edge technologies and merger and acquisition activity. Mr. Raskin is valuable to our board of directors because of his knowledge of the nutraceutical industry and his extensive experience negotiating commercial agreements.

Kevin Taheri has served as a director of our Company and as our chief executive officer since December 2009. Prior to assuming these roles, Mr. Taheri was the Chief Executive Officer of Supplemental Manufacturing & Ingredients, LLC, a position he held from 1996 to December 2009. Mr. Taheri began his career with MD Labs in 1991 where he helped launch of one of the most successful sport supplement product lines world-wide. In 1996, he left MD Labs to start Supplemental Manufacturing & Ingredients, LLC and has lead that enterprise to become a leading manufacturer of protein drinks, food products and dietary supplements. In 2002, Mr. Taheri organized the purchase of his previous employer MD Labs and worked to create new and substantial relationships with major big box retailers. Mr. Taheri is valuable to our board of directors because of his deep knowledge of the nutraceutical industry and his proven success and experience in leading companies.
Dr. Allen is Mr. Raskin’s uncle. Other than Dr. Allen’s familial relationship with Mr. Raskin, none of Messrs. Taheri, Raskin, Buelna, Allen, Kelly, Burns or Davidson have a familial relationship with any other director or executive officer of the Company.
Dr. Allen, Mr. Buelna, Mr. Raskin and Mr. Taheri serve on our board of directors as designees of Supplemental Manufacturing & Ingredients, LLC. In connection with the securities purchase agreement that we entered into with Supplemental Manufacturing & Ingredients, LLC on November 6, 2009, we granted Supplemental Manufacturing & Ingredients, LLC , the right to appoint four members to our seven member board of directors.
Our Executive Officers
Set forth below are the names and certain information about our current executive officers.

Name	Position	Age	Held Position Since
Kevin Taheri	Chief Executive Officer	38	December 2009
Robert S. Davidson	President	43	December 2009
Mark Udell	Chief Accounting Officer	33	March 2010
Thomas Beckett	Chief Operating Officer, Secretary	42	December 2009
The biographies for Messrs. Taheri and Davidson are set forth under the heading “Our Directors” above.
Mark Udell has been our chief accounting officer since March 19, 2010. Mr. Udell is a certified public accountant and has also served as controller for our subsidiary InnoZen Inc. since October 2007. Prior to joining InnoZen, Mr. Udell was an accounting manager at Green Hasson & Janks, LLP in Los Angeles, California where he worked in the firm’s auditing practice group from 2001 to 2007. Mr. Udell became a certified public accountant in 2001 and received his B.A. in business economics with a concentration in accounting from the University of California, Santa Barbara in 1999.
Thomas Beckett has been our chief operating officer and secretary since December 1, 2009. Mr. Beckett also served as our interim chief financial officer from December 1, 2009 until March 19, 2010 and as the chief operating officer of our subsidiary InnoZen, Inc. since 2008. He has been employed by InnoZen, Inc. since 2003, serving in a variety of operational and leadership roles. Prior to his work at InnoZen, Inc., Mr. Beckett was an attorney for the international law firms King & Spalding LLP and Holland & Knight LLP. Mr. Beckett also worked in the Los Angeles area as a producer, working on a variety of projects in film and television. Mr. Beckett began his career in business as a commercial banking officer with First Union National Bank. Mr. Beckett earned a B.A. from the University of Virginia and a law degree (J.D.) from the University of Florida College of Law.
Board Committees
Our board of directors maintains an audit committee, comprised of Matthew Burns and Daniel J. Kelly. As former employees, neither qualifies as independent within the meaning of Nasdaq Marketplace Rule 5605(a)(2). Neither qualifies as a financial expert. Historically, the members of our board of directors have been persons close to the Company. In connection with the acquisition of shares by Supplemental Manufacturing & Ingredients, LLC , we added four new directors. Three of those directors are employees or former employees of Supplemental Manufacturing & Ingredients, LLC and therefore do not qualify as independent directors. We anticipate searching for board members with industry and financial expertise to appoint to our board of directors and include on the audit committee once our financial position has improved. Our audit committee has not adopted a charter.

We do not currently have a standing compensation or nominating committee. Our entire board of directors participates in administering the responsibilities ordinarily delegated to a compensation or nominating committee.
Code of Ethics
Our board of directors has not adopted a code of ethics. It has not yet evaluated the parameters for a code of ethics, but intends to adopt a code of ethics and other corporate governance guidelines.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.
Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2009, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except as follows:
Dr. Neil Allen, a director, filed a late Form 3 on April 30, 2010. The Form 3 was due to be filed within 10 days after Dr. Allen was appointed to our board of directors on December 1, 2009.
Thomas Beckett, our chief operating officer and secretary, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Mr. Beckett was appointed as the chief operating officer of HealthSport, Inc. on December 1, 2009.
Alexander Buelna, a director, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Mr. Buelna was appointed to our board of directors on December 1, 2009.
Matthew Burns, a director, filed a late Form 4 on February 20, 2009 and a late Form 4 on April 29, 2010. The Form 4 that was filed on February 20, 2009 was due to be filed before the end of the second business day after Mr. Burns sold 4,000 shares of our common stock on January 6, 2009. The Form 4 that was filed on April 29, 2010 was due to be filed before the end of the second business day after Mr. Burns was granted 100,000 unregistered shares on December 1, 2009 in connection with the termination of an independent consulting agreement with Mr. Burns.
M.E. Durschlag, our former chief executive officer, filed a late Form 5 on April 29, 2010. The Form 5 was due to be filed on February 15, 2010 and reports that Mr. Durschlag received 300,000 unregistered shares on December 1, 2009 in connection with Mr. Durschlag’s separation with the company.
Daniel J. Kelly, a director, filed a late Form 4 on April 29, 2010. The Form 4 was due to be filed before the end of the second business day after Mr. Kelly was granted 100,000 unregistered shares on December 1, 2009 in connection with the termination of an independent consulting agreement with Mr. Kelly.
Donald N. Raskin, as trustee of the Raskin Family Trust, filed a late Form 3 on April 29, 2010. The Raskin Family Trust is a member of Supplemental Manufacturing and Ingredients, LLC. The Form 3 was due to be filed within 10 days after Supplemental Manufacturing and Ingredients, LLC became a greater than 10% beneficial holder of our common stock at the time of the closing of the SMI Financing on December 1, 2009.
Ferrel Raskin, a director, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Mr. Raskin was appointed to our board of directors on December 1, 2009.
Anthony Seaber, a former director, filed a late Form 4 on August 13, 2009 and did not file a Form 5 that he was required to be file by February 15, 2010. The Form 4 was due to be filed within 10 days after Mr. Seaber was appointed to our board of directors on May 21, 2009. The Form 5 that Mr. Seaber did not file should have reported that Mr. Seaber received 100,000 unregistered shares on December 1, 2009 in connection with Mr. Seaber’s separation with the company.

Supplemental Manufacturing & Ingredients, LLC, a holder of more than 10% of our common stock, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Supplemental Manufacturing & Ingredients, LLC became a greater than 10% beneficial holder of our common stock at the time of the closing of the SMI Financing on December 1, 2009.
Kevin Taheri, our chief executive officer and a director, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Mr. Taheri was appointed as our chief executive officer and to our board of directors on December 1, 2009.
Mark Udell, our chief accounting officer, filed a late Form 3 on April 29, 2010. The Form 3 was due to be filed within 10 days after Mr. Udell was appointed as our chief accounting officer on March 19, 2010.
Jeffrey Wattenberg, a former director, filed a late Form 3 on August 13, 2009 and did not file a Form 5 that he was required to file by February 15, 2010. The Form 3 was due to be filed within 10 days after Mr. Wattenberg was appointed to our board of directors and as our president on May 21, 2009. The Form 5 that Mr. Wattenberg did not file should have reported that Mr. Wattenberg received 400,000 unregistered shares on December 1, 2009 in connection with Mr. Wattenberg’s separation with the company.

Item 10.	Executive Compensation.
Our board of directors has the authority to establish compensation for our executive officers. Management makes recommendations with respect to executive compensation annually. The board of directors then reviews those recommendations in light of (a) past compensation, (b) our operating objectives, (c) our financial position, and (d) compensation paid to similarly situated executives at competing companies. Final approval of changes in executive compensation are made in the discretion of our board of directors. To date, we have not engaged compensation consultants to assist in determining the amount or form of executive compensation.
Summary Compensation Table
The following table shows the compensation paid over the past three fiscal years to the following people: (i) each person who served as our chief executive officer at any time during 2009, (ii) our principal financial officer, and (iii) each executive officer whose total cash compensation exceeded $100,000 for 2009.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name	Year	($)	($)	($)	(1) ($)	($)	($)	($)
M.E. “Hank”	2009	$85,225	$—	$—	$—	$—	$139,438	$224,663
Durschlag (2)	2008	$100,000	$—	$—	$19,425	$—	$1,168	$120,593
	2007	$100,000	$—	$—	$—	$—	$2,810	$102,810
Kevin Taheri (3)	2009	$—	$—	$—	$—	$—	$—	$—
Robert S. Davidson (4)	2009	$210,600	$—	$—	$—	$—	$—	$210,600
	2008	$203,000	$—	$—	$19,425	$—	$—	$222,425
	2007	$120,250	$—	$—	$497,923	$—	$—	$618,173
Jeffrey Wattenberg (5)	2009	$25,000	$—	$—	$—	$—	$90,000	$115,000
Mark Udell (6)	2009	$99,167	$—	$—	$—	$—	$—	$99,167
	2008	$100,000	$—	$—	$9,618	$—	$—	$109,618
	2007	$25,833	$—	$—	$153,617	$—	$—	$179,450
Thomas Beckett (7)	2009	$156,850	$—	$—	$—	$—	$—	$156,850
	2008	$134,417	$—	$—	$19,425	$—	$—	$153,842
	2007	$90,790	$—	$—	$90,532	$—	$—	$181,322

(1)	The option award represents the fair value on the date of grant calculated using the Black-Scholes valuation method.

(2)
Mr. Durschlag served as our chief executive officer and chief financial officer until December 1, 2009. Other compensation paid to Mr. Durschlag in 2009 includes $67,750 and 300,000 shares of unregistered common stock (with a grant date fair value of $45,000) paid to Mr. Durschlag in connection with a severance agreement we executed with Mr. Durschlag and $26,888 for consulting services.

(3)	Mr. Taheri began service as our chief executive officer on December 1, 2009.

(4)
Mr. Davidson has served as our president since December 1, 2009. He has served as the chief executive officer of our InnoZen, Inc. subsidiary since May 2007. Amounts reported include amounts paid by InnoZen Inc.

(5)
Mr. Wattenberg served as a director and our president from June 25, 2009 until December 1, 2009. Other compensation paid to Mr. Wattenberg in 2009 includes $30,000 and 400,000 shares of unregistered common stock (with a grant date fair value of $60,000) paid to Mr. Wattenberg in connection with a severance agreement we executed with Mr. Wattenberg.

(6)	Mr. Udell has served as the controller of our InnoZen, Inc. subsidiary since May 2007. Amounts reported include amounts paid by InnoZen Inc.

(7)
Mr. Beckett served as our chief financial officer from December 1, 2009 until March 19, 2010. He has served as our chief operating officer and secretary since December 1, 2009. He also served as the chief operating officer of our InnoZen, Inc. subsidiary since May 2008. Amounts reported include amounts paid by InnoZen, Inc.

No bonus compensation, non-equity incentive plan compensation or nonqualified deferred compensation earnings were paid to our named executive officers in 2009.
Grants of Plan Based Awards
We did not make any grants of plan based awards to our named executive officers during the year ended December 31, 2009.
Securities Underlying Unexercised Options
The following table sets forth information concerning securities underlying unexercised options held by our named executive officers at December 31, 2009.

	Number of securities underlying unexercised
	options (#)		Option exercise
Name	Exercisable	Unexercisable	price ($)	Option expiration date
M.E. Durschlag	250,000	—	$0.23	November 4, 2013
Kevin Taheri	—	—	—	—
Robert S. Davidson	545,000	—	$1.36	May 4, 2010
	283,333	16,667	$0.23	November 4, 2013
Jeffrey Wattenberg	—	—	—	—
Mark Udell	100,000	50,000	$0.23	November 4, 2013
Thomas Beckett	90,000	—	$1.36	May 4, 2010
	250,000	—	$0.23	November 4, 2013
Director Compensation
We do not have any formal policies for compensation of our non-employee directors. During the year ended December 31, 2009, we issued stock options to certain of our outside directors. In connection with our entry into the stock purchase agreement with Supplemental Manufacturing & Ingredients, LLC, we terminated certain of our directors and entered into certain compensation arrangements in connection with those separations.

We did not pay any compensation to our directors, who are not also executive officers, for services rendered by them in their capacity as a director of the Company during the year ended December 31, 2009. We did pay to Anthony Seaber a cash payment of $10,000 and issued 100,000 shares of common stock to Mr. Seaber (with a fair value on the date of grant of $15,000) in connection with a severance agreement we executed with Mr. Seaber.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Holdings of Certain Owners and Management
The following table shows the number of shares of our common stock beneficially owned as of April 30, 2010 by: (a) each of our named executive officers and current directors, (b) all of our current executive officers and directors as a group and (c) each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o HealthSport, Inc., 1620 Beacon Place, Oxnard, California 93033.
Percentage of class beneficially owned is based on 122,582,717 shares of common stock outstanding on April 30, 2010. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 30, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares	Percentage of
	Beneficially	Class Beneficially
Name of Beneficial Owner	Owned	Owned

Officers and Directors
M.E. Hank Durschlag (1)	1,125,000	0.92%
Kevin Taheri (2)	68,581,561	55.95%
Robert S. Davidson (3)	1,938,809	1.56%
Jeffrey Wattenberg	600,000	0.49%
Mark Udell (4)	100,000	0.08%
Thomas Beckett (5)	722,960	0.59%
Dr. Neil Allen	—	—
Alexander Buelna	—	—
Matthew Burns (6)	1,030,038	0.84%
Daniel J. Kelly (7)	832,050	0.68%
Ferrel H. Raskin (2)	68,581,561	55.95%
All current directors and executive officers as a group (11 persons)	74,930,418	59.44%

5% Stockholders
Supplemental Manufacturing & Ingredients LLC (2)	68,581,561	55.95%

(1)	Includes 250,000 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.

(2)
Supplemental Manufacturing & Ingredients, LLC (“SMI”) is the registered holder of 68,581,561 shares of our common stock. Kevin Taheri is a member and manager of SMI. Mr. Ferrel Raskin is a member and manager of SMI. The Raskin Family Trust is a member of SMI. The address for each of SMI, Kevin Taheri, Ferrel H. Raskin and Donald N. Raskin is 2401 W. 1st Street, Tempe, Arizona 85281. This information is based solely on information filed by SMI, Kevin Taheri, Ferrel H. Raskin and Donald N. Raskin as trustee of the Raskin Family Trust in a Schedule 13D filed with the Securities and Exchange Commission on April 29, 2010 and Form 3s filed with the Securities and Exchange Commission on April 29, 2010.

(3)	Includes 1,328,333 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.

(4)	Includes 100,000 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.

(5)	Includes 715,000 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.

(6)	Includes 495,000 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.

(7)	Includes 600,000 shares issuable upon exercise of outstanding options exercisable within sixty days of April 30, 2010.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table describes our equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to		under Equity
	be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	referenced in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by our stockholders (1)	3,226,473	$0.89	11,788,527
Equity compensation plans not approved by our stockholders	—	$—	—

(1)	Equity compensation plans approved by our stockholders consists of our 2006 Stock Option Plan and our 2009 Equity Incentive Plan.
Change in Control Transaction
We entered into a stock purchase agreement dated November 6, 2009 with Supplemental Manufacturing & Ingredients, LLC (the “Stock Purchase Agreement”) that provided that we issue to Supplemental Manufacturing & Ingredients, LLC 66,666,667 shares (the “Shares”) of our common stock in exchange for cash and a promissory note representing an aggregate value of $10,000,000 (the “SMI Financing”). At the time of closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”), Supplemental Manufacturing & Ingredients, LLC paid the Company $2,000,000 in cash and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. On March 19, 2010 we amended the payment terms on the Promissory Note to provide for its payments in installments with all payments due by September 15, 2010.

At the Closing, we issued an aggregate of 13,333,333 of the Shares directly to Supplemental Manufacturing & Ingredients, LLC. The balance of 53,333,334 Shares have been issued in the name of Supplemental Manufacturing & Ingredients, LLC, but are being held in escrow pursuant to a pledge agreement (the “Pledge Agreement”). The remaining 53,333,334 Shares will be delivered to Supplemental Manufacturing & Ingredients, LLC as Supplemental Manufacturing & Ingredients, LLC makes the scheduled installment payments pursuant to the Promissory Note at the rate of one share for each $0.15 of the Promissory Note that is repaid. The Pledge Agreement permits our board of directors to vote the pledged shares while such shares are being held in escrow pursuant to the Pledge Agreement. If there is a default in the repayment of the Promissory Note, we have the right, after applicable notice, to demand the return for cancellation of any Shares still subject to the Pledge Agreement. In addition, in the event of a default, those directors appointed by Supplemental Manufacturing & Ingredients, LLC must resign and Supplemental Manufacturing & Ingredients, LLC’s right to appoint majority of our board of directors will terminate.
In connection with the Stock Purchase Agreement, we experienced a change in control because Supplemental Manufacturing & Ingredients, LLC acquired approximately 55% of our outstanding common stock. If Supplemental Manufacturing & Ingredients, LLC defaults under the terms of the Promissory Note and a substantial number of the Shares are cancelled, we may experience a subsequent change in control because our stockholders other than Supplemental Manufacturing & Ingredients, LLC would once again own the majority of our outstanding shares.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
Related party transactions are reviewed and approved by a disinterested majority of our board of directors, or as otherwise provided under Delaware law. We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions at this time.
In connection with the Stock Purchase Agreement for the SMI Financing, we agreed that for so long as any amounts remain outstanding under the Promissory Note issued in such financing, the Company shall obtain the approval of not less than five directors of a seven member board of directors (or not less than one plus the number of directors appointed by Supplemental Manufacturing & Ingredients, LLC if a different size board) prior to taking certain corporate actions, including: (a) changing the Company’s principal line of business; (b) any liquidation, dissolution or winding-up; (c) any amendment or restatement to the Company’s certificate of incorporation or bylaws; (d) increasing or decreasing the number of board members; (e) significant acquisitions, dispositions, licenses or transfers of assets outside the ordinary course of business; (f) issuing capital stock, except for shares issuable in accordance with the terms of outstanding employee benefit plans or warrants, options or other derivative securities; (g) declaring dividends or redeeming, purchasing or otherwise effecting any recapitalization or restructuring of outstanding shares of capital stock; (h) incurring significant indebtedness; (i) effecting any change in control transaction; (j) modifying any executive employment agreements; (k) amending any existing agreement between the Company and Supplemental Manufacturing & Ingredients, LLC; or (l) any amendment modification or waiver of the use of proceeds from the sale of the Shares from the agreed upon use of proceeds set forth in the Stock Purchase Agreement.
Since January 1, 2009, the beginning of our last fiscal year, we have entered into the following related party transactions:
In August 2009, our InnoZen, Inc. subsidiary entered into a manufacturing agreement (the “Manufacturing Agreement”) with Supplemental Manufacturing & Ingredients, LLC. Under the terms of the Manufacturing Agreement, the Company has granted Supplemental Manufacturing & Ingredients, LLC a non-exclusive license to manufacture certain of the Company’s proprietary edible film-strip products. Supplemental Manufacturing & Ingredients, LLC was also granted a right of first negotiation for the manufacture of other products, the pricing and terms of which will be established on a product by product basis. Both parties have granted the other a right of first negotiation in the event either contemplates a change in control transaction. In consideration of the rights granted to Supplemental Manufacturing & Ingredients, LLC by InnoZen, Inc., Supplemental Manufacturing & Ingredients, LLC was required to pay $150,000 to InnoZen, Inc. Supplemental Manufacturing & Ingredients, LLC also agreed to purchase an aggregate of 4,255,320 shares of the Company’s common stock at a purchase price of $1 million or $0.235 per share. Payment of the purchase price was to be made on the basis of $150,000 on signing the Manufacturing Agreement, $150,000 on each of September 15, October 15 and November 15, 2009 and the remaining $400,000 is to be paid on or before December 31, 2009. Supplemental Manufacturing & Ingredients, LLC made payments totaling $450,000. The subscription portion of the Manufacturing Agreement has been cancelled due to the closing of the subsequent Stock Purchase Agreement between the Company and Supplemental Manufacturing & Ingredients, LLC. At the time of the entry into the Manufacturing Agreement, Supplemental Manufacturing & Ingredients, LLC was not a related party; however, the Manufacturing Agreement remains in effect and we continue to perform our obligations under its terms.

On November 4, 2009, we entered into a separation agreement with M.E. Hank Durschlag that was effective upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Durschlag is entitled to receive (a) a $67,750 payment on or before December 1, 2009, (b) a $7,000 payment on the first day of each month beginning January 1, 2010 for ten months, (c) 300,000 shares of unregistered common stock of our Company and (d) payment of Mr. Durschlag’s health insurance coverage through December 31, 2009. Mr. Durschlag will also receive a commission of 0.5% of the Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products for a period of seven (7) years and will receive 50,000 shares of unregistered stock of our Company for each $1,000,000 in Net Sales Revenues received by the Company on the sale of any and all dietary supplement/nutritional supplement edible film strip products up to a maximum of 500,000 shares. “Net Sales Revenues” is defined in Mr. Durschlag’s separation agreement as the Company’s mean gross sales and licensing revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Durschlag.
On November 4, 2009, we entered into a separation agreement with Daniel Kelly that was effective upon the Closing of the SMI Financing. Mr. Kelly, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement will terminate and Mr. Kelly is entitled to receive (a) a $45,000 payment on or before December 1, 2009, (b) a $10,000 payment on the first day of each month beginning on January 1, 2010 for nine months and (c) 100,000 shares of unregistered common stock of our Company. The separation agreement includes a release of claims by Mr. Kelly.
On November 4, 2009, we entered into a separation agreement with Anthony Seaber, a board member of the Company, that was effective upon the Closing of the SMI Financing. Under the terms of the separation agreement, Mr. Seaber is entitled to receive (a) a $10,000 payment on or before December 1, 2009 and (b) 100,000 shares of unregistered stock of our Company. The separation agreement includes a release of claims by Mr. Seaber.
On November 4, 2009, we entered into a separation agreement with Matthew Burns that was effective upon the Closing of the SMI Financing. Mr. Burns, a board member and former executive officer of the Company, had a consulting agreement with the Company. Under the terms of the separation agreement, the consulting agreement terminated and Mr. Burns is entitled to receive (a) a $35,000 payment on or before December 1, 2009 and (b) 100,000 shares of unregistered common stock of our Company. The separation agreement includes a release of claims by Mr. Burns.
On November 6, 2009, we entered into a separation agreement with Jeffrey Wattenberg that was effective upon the closing of the SMI Financing. Under the terms of the separation agreement, Mr. Wattenberg is entitled to receive (a) a $30,000 payment on or before December 1, 2009, (b) 400,000 shares of unregistered common stock of our Company, and (c) a broker agreement with the Company pursuant to which Mr. Wattenberg will receive a 4% commission on the Net Sales Revenues received by the Company for products and customers that Mr. Wattenberg brings to the Company and that the Company approves, and (d) 75,000 shares of unregistered common stock of our Company for each $1,000,000 in “JV-attributable Sales” received by the Company under the term sheet agreement by and between the Company and Destiny Productions and Content Marketing Solutions dated July 2009 up to a maximum of 1,000,000 shares. “Net Sales Revenues” is defined in the broker agreement as the Company’s mean gross sales revenues actually received by the Company minus all discounts, credits, withholdings, returns, allowances, deductions, freight costs, taxes and custom duties. The separation agreement includes a release of claims by Mr. Wattenberg.

On November 6, 2009, we entered into the Stock Purchase Agreement with Supplemental Manufacturing & Ingredients, LLC. On December 1, 2009, we completed the SMI Financing in which we sold 66,666,667 of our common stock to Supplemental Manufacturing & Ingredients, LLC, pursuant to the Stock Purchase Agreement. In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, Supplemental Manufacturing & Ingredients, LLC paid to us $2,000,000 and issued the Promissory Note to us in the amount of $8,000,000. The Company issued and delivered 13,333,333 shares of our common stock to Supplemental Manufacturing & Ingredients, LLC at the time of closing. The remaining shares were issued in the name of Supplemental Manufacturing & Ingredients, LLC and are being held in escrow pursuant to a Pledge Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note. In addition to the issuance of the 66,666,667 shares of common stock, the Stock Purchase Agreement provides for the issuance of additional shares of common stock, with or without additional consideration, in the event of conversion of outstanding convertible securities, the incursion in undisclosed liabilities, and certain other dilutive issuances.
On March 19, 2010, we entered into amendments to three agreements with Supplemental Manufacturing & Ingredients, LLC including (a) an amendment to stock purchase agreement (“SPA Amendment”), (b) an amendment to promissory note (“Note Amendment”) and (c) an amendment to stock pledge agreement (“Pledge Agreement Amendment” and collectively with the SPA Amendment and Note Amendment, the “Amendments”). The Amendments amend the terms of the Stock Purchase Agreement, Promissory Note and Stock Pledge Agreement (collectively, the “SMI Financing Agreements”) that we entered into with Supplemental Manufacturing & Ingredients, LLC in connection with the SMI Financing. The Amendments extend the payment terms under the promissory note to September 15, 2010 in exchange for Supplemental Manufacturing & Ingredients, LLC committing to provide interim financing to cover certain of our operating and capital expenses, and making a portion of its payment obligations recourse obligations, as discussed in more detail below.
The Note Amendment amends the schedule of the installment payments under the promissory note to be as follows:
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010;

•	$2,500,000 on or before July 15, 2010;

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.
In addition, if prior to payment of the May 15, 2010 installment we have insufficient funds to pay (a) our accounts payable as of March 19, 2010, (b) any obligations incurred in the ordinary course of business after March 19, 2010 or (c) any payments due related to the improvements to our Oxnard plant, Supplemental Manufacturing & Ingredients, LLC is obligated to advance us sufficient funds to make those payments. Supplemental Manufacturing & Ingredients, LLC’s obligation to make advances for expense reimbursement under clause (a) and (b) above is limited to an aggregate of $1,000,000 and its obligation under clause (c) is limited to an aggregate of $700,000. Any such advance payments will be credited against the May 15, 2010 payment obligation under the promissory note.
Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the pledge agreement and removal of Supplemental Manufacturing & Ingredients, LLC’s director appointees from our board of directors as our exclusive remedies for Supplemental Manufacturing & Ingredients, LLC’s breach of its obligations under the promissory note. Consequently, if Supplemental Manufacturing & Ingredients, LLC failed to make a payment under the Promissory Note, we could recover the common stock from the stock pledge agreement, but could not sue Supplemental Manufacturing & Ingredients, LLC to collect the payment due. The Note Amendment modifies Section 10 to provide that if Supplemental Manufacturing & Ingredients, LLC fails to make a scheduled payment under the promissory note and such failure continues for a period of two days then Supplemental Manufacturing & Ingredients, LLC is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, Supplemental Manufacturing & Ingredients, LLC would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.

The Pledge Agreement Amendment conforms the share release provisions to coincide with the new payment terms under the Promissory Note and amends the non-recourse debt provisions to conform to the limited recourse obligations under Section 10 of the Note.
The SPA Amendment confers upon Supplemental Manufacturing & Ingredients, LLC certain additional rights to negotiate and compromise our obligations to vendors and debt holders, subject to certain guidelines. The amount of any payments that Supplemental Manufacturing & Ingredients, LLC makes pursuant to this right will be credited to its payment obligations under the Promissory Note and shares of our common stock will be released from the Pledge Agreement at the rate of $0.15 per share.
The SPA Amendment also adds a provision to the Stock Purchase Agreement requiring Supplemental Manufacturing & Ingredients, LLC to provide consulting services to us in connection with the improvements to and cGMP certifications for our Oxnard plant. Supplemental Manufacturing & Ingredients, LLC will receive compensation for the consulting services in amounts that are pre-approved by our CEO and President and to be paid in cash or shares of our common stock valued at the rate of $0.15 per share. In the event that Supplemental Manufacturing & Ingredients, LLC’s designees fail to constitute a majority of our board of directors for any reason, Supplemental Manufacturing & Ingredients, LLC shall have a right to payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the promissory note (as described above). In the event of such a demand, we have agreed to promptly deliver a short term promissory note to Supplemental Manufacturing & Ingredients, LLC evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after Supplemental Manufacturing & Ingredients, LLC makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to Supplemental Manufacturing & Ingredients, LLC from the stock pledge agreement on the basis of expenses advanced for our Oxnard facility, Supplemental Manufacturing & Ingredients, LLC will reconvey any such released shares to us for cancellation.
The Amendment Agreements were all approved by a disinterested majority of our Board of Directors.
Director Independence
Our board of directors has determined that of the Board’s seven directors only Dr. Neil Allen is independent as defined by the Nasdaq Marketplace Rule 5605(a)(2).

Item 13.	Principal Accountant Fees and Services.
For the year ended December 31, 2009, Rose, Snyder & Jacobs served as our independent auditors. For the year ended December 31, 2008 and through the quarter ended June 30, 2009, Creason & Associates, P.L.L.C. served as our independent auditors.
For purposes of the tables below:

Audit Fees	Includes fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.
Audit-Related Fees	Consists of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and registration filings with the SEC and are not reported as audit fees.
Tax Fees	Consists of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.
All Other Fees	Includes any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with communications and attendance at meetings with management, the board of directors, and the audit committee of the board of directors.

The following table sets forth the aggregate fees billed for services from January 1, 2009 to December 31, 2009 by Rose Snyder & Jacobs and Creason & Associates, P.L.L.C.:

Audit Fees	$62,475
Audit Related Fees	$—
Tax Fees	$5,500
All Other Fees	$—

Total	$67,975

The following table sets forth the aggregate fees billed for services from January 1, 2008 to December 31, 2008 by Creason & Associates, P.L.L.C.:

Audit Fees	$52,200
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$52,200

Audit Committee Pre-Approval Policies and Procedures
We have not adopted a formal charter for our audit committee and do not have any pre-approval policies and procedures that require the audit committee to approve in advance all auditing services and all permissible non-audit services to be provided by our independent registered public accounting firm.

PART IV

Item 14.	Exhibits and Financial Statement Schedules.
The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit
No.		Document Description	Incorporation by Reference
3.1		Amended and Restated Certificate of Incorporation of HealthSport, Inc.	Incorporated by reference to the exhibits to the Company’s report on Form 10-K filed with the SEC on March 31, 2010.

3.2		Bylaws of HealthSport, Inc.	Incorporated by reference to the exhibits to the Company’s report on Form 10-K filed with the SEC on March 31, 2010.

4.1		Form of Promissory Note issued by Supplemental Manufacturing & Ingredients , LLC to the Company dated December 1, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

4.2		Amendment to Promissory Note issued by Supplemental Manufacturing & Ingredients, LLC to the Company dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.

10.1		Manufacturing License Agreement dated August 13, 2009 between InnoZen, Inc. and Supplemental Manufacturing Ingredients, Inc.	Incorporated by reference to the exhibits to the Company’s report on Form 10-Q filed with the SEC on August 14, 2009.

10.2		Stock Purchase Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated November 6, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.3		Form of Stock Pledge Agreement between the Company and Supplemental Manufacturing & Ingredients, LLC dated December 1, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.4	*	Separation Agreement by and between the Company and M.E. Hank Durschlag dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.5	*	Separation Agreement by and between the Company and Jeffrey Wattenberg dated November 6, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.6	*	Separation Agreement by and between the Company and Daniel Kelly dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.7	*	Separation Agreement by and between the Company and Anthony Seaber dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.8	*	Separation Agreement by and between the Company and Matthew Burns dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.9	*	Employment Agreement by and between the Company and Robert Davidson dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

Exhibit
No.		Document Description	Incorporation by Reference
10.10	*	Employment Agreement by and between the Company and Thomas Beckett dated November 4, 2009.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on November 10, 2009.

10.11	*	HealthSport 2009 Equity Incentive Plan.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.

10.12	*	Form of Nonstatutory Stock Option Agreement.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.

10.13	*	Form of Restricted Stock Agreement.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on December 4, 2009.

10.14		Amendment to Stock Purchase Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.

10.15		Amendment to Stock Pledge Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on March 26, 2010.

21.1		Subsidiaries of the Registrant.	Incorporated by reference to the exhibits to the Company’s report on Form 10-K filed with the SEC on March 31, 2010.

24.1		Power of Attorney.	Incorporated by reference to the signature page to the Company’s report on Form 10-K filed with the SEC on March 31, 2010.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.

32.1		Section 1350 Certification.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthSport, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2010	HEALTHSPORT, INC.
	By:	/s/ Kevin Taheri
Kevin Taheri
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HealthSport, Inc., in the capacities and on the dates indicated.

April 30, 2010	/s/ Kevin Taheri

Kevin Taheri, Chief Executive Officer and Director
(Principal Executive Officer)

April 30, 2010	/s/ Mark Udell

Mark Udell, Chief Accounting Officer (Principal financial officer)

April 30, 2010	/s/ Robert Davidson

Robert S. Davidson, President and Chairman of the Board

April 30, 2010	/s/ Neil Allen

Neil Allen, Director

April 30, 2010	/s/ Alexander Buelna

Alexander Buelna, Director

April 30, 2010	/s/ Matthew Burns

Matthew Burns, Director

April 30, 2010	/s/ Daniel J. Kelly

Daniel J. Kelly, Director

April 30, 2010	/s/ Ferrel Raskin

Ferrel Raskin, Director