Form 10-Q
period 2010-03-31
Healthsport, Inc.
filed 2010-05-14
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
Commission File Number: 000-23100

HEALTHSPORT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2649848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 Beacon Place
Oxnard, CA	93033
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, 122,582,717 shares of the issuer’s common stock, par value $0.0001 per share, were outstanding.

HealthSport, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “HealthSport,” “Company,” “we,” “us,” and “our” refer to HealthSport, Inc., a Delaware corporation, and its wholly-owned subsidiaries: InnoZen, Inc. (“InnoZen”); Enlyten, Inc. (“Enlyten”); Health Strip Solutions, LLC (“Health Strip”); and HealthSport Nutraceutical Products, Inc. (“Nutraceutical”).
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
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2009 Annual Report on Form 10-K, as well as in other reports and documents we file with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,196	$1,205,945
Accounts receivable (less allowance of $12,000 in 2010 and 2009)	63,650	64,726
Inventory, net	163,093	106,532
Prepaid expenses and other assets	246,013	200,757

Total current assets	520,952	1,577,960
Property and equipment, net	718,523	770,233
Patent costs and other intangible assets, net	7,883,390	10,832,424
Other assets	333,322	338,106

Total assets	$9,456,187	$13,518,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,346,119	$1,575,116
Accrued expenses	542,672	651,865
Current portion of capital lease obligation	71,945	70,512
Current portion of convertible promissory notes, Note 5	1,409,450	1,409,450
Current portion of loan payable	23,227	—
Deferred revenue	358,193	358,193
Stock subscription liability	394,000	536,222
Derivative liability	—	79,266

Total current liabilities	4,145,606	4,680,624
Convertible promissory notes, Note 5	144,646	144,646
Capital lease obligation	185,144	203,677

Total liabilities	4,475,396	5,028,947

Commitments and contingencies, Note 6

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; 122,582,717 and 122,082,717 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	12,258	12,208
Additional paid-in capital	77,549,345	77,511,178
Stock subscription receivable	(7,476,310)	(7,500,250)
Accumulated deficit	(65,104,502)	(61,533,360)

Total stockholders’ equity	4,980,791	8,489,776

Total liabilities and stockholders’ equity	$9,456,187	$13,518,723

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2010	2009

Revenue
Product sales	$—	$1,608,158
License fees, royalties and services	—	58,750

Total revenues	—	1,666,908

Costs and expenses
Cost of product sold and manufacturing costs	192,979	1,249,411
Selling, general and administrative expense	3,431,602	1,107,603
Research and development costs	9,061	36,127

Total costs and expenses	3,633,642	2,393,141

Net loss from operations	(3,633,642)	(726,233)

Other income (expense):
Interest income	75,036	288
Settlement income	6,604	—
Change in fair value of derivative liability	79,266	1,118,003
Other income	287	8,905
Other expense	(35,740)	—
Loss on disposal of property & equipment	(7,777)	—
Interest expense	(55,176)	(69,270)

Other income (expense)	62,500	1,057,926

Net income (loss) before income taxes	(3,571,142)	331,693
Provision for income taxes	—	—

Net income (loss)	$(3,571,142)	$331,693

Net income (loss) per share,
basic	$(0.05)	$0.01

diluted	$(0.05)	$0.01

Weighted average shares outstanding,
basic	72,578,935	50,532,787

diluted	72,578,935	57,679,988

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(3,571,142)	$331,693
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,217	142,498
Depreciation and amortization	233,555	333,449
Common stock issued for services	35,000	9,000
Reversal of stock based compensation	(142,222)	—
Inventory obsolescence reserve	—	75,000
Asset impairment	2,792,880	—
Loss on sale of property & equipment	7,777	—
Gain on debt settlement	(6,604)	—
Change in fair value of derivative liability	(79,266)	(1,118,003)
Change in other assets and liabilities:
Accounts receivable	1,076	(131,660)
Inventory	(56,561)	(68,295)
Prepaid expenses and other assets	12,590	111,419
Accounts payable	(239,493)	195,810
Accrued expenses	(109,194)	49,593
Deferred revenue	—	(180,196)

Net cash used in operating activities	(1,118,387)	(249,692)

Cash flows from investing activities
Patent costs incurred	(30,946)	(26,615)
Acquisition of property and equipment	(1,898)	(105,327)
Deposits made on leasehold improvements	(24,000)	—

Net cash used in investing activities	(56,844)	(131,942)

Cash flows from financing activities
Collection of stock subscription receivable	23,940	—
Loan repayments	(6,458)	—
Capital lease payments	—	(15,718)
Sale of common stock	—	115,000

Net cash provided by financing activities	17,482	99,282

Net decrease in cash and cash equivalents	(1,157,749)	(282,352)
Cash and cash equivalents, beginning of period	1,205,945	433,573

Cash and cash equivalents, end of period	$48,196	$151,221

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$18,390	$23,012
Income taxes	—	—
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.
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

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2010 and 2009, common stock equivalents used in determining fully diluted shares outstanding consist only of options, warrants to purchase common stock and convertible promissory notes. The components of basic and diluted earnings per share are as follows:

	For the three months ended March 31,
	2010	2009
Numerator
Net income (loss)	$(3,571,142)	$331,693
Interest expense related to convertible promissory notes	—	46,406

Net income (loss) attributable to common shareholders	$(3,571,142)	$378,099

Denominator
Weighted-average number of common shares outstanding during the period	72,578,935	50,532,787
Diluted effect of stock options, warrants and convertible promissory notes	—	7,147,201

Common stock and common stock equivalents used for diluted earnings per share	72,578,935	57,679,988

Diluted earnings per share at March 31, 2010 did not include outstanding stock options, warrants and convertible promissory notes because the effect would have been anti-dilutive. The weighted average shares outstanding does not include 49,840,402 and 0 shares held in escrow during the periods ended March 31, 2010 and 2009, respectively.
Nature of Business
We specialize in the development and manufacture of proprietary, oral thin film products containing nutraceutical and pharmaceutical actives. We manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives.
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
Going Concern
At March 31, 2010, we had current assets of $520,952; current liabilities of $4,145,606; and a working capital deficit of $3,624,654. We incurred a loss of $3,571,142 during the three months ended March 31, 2010, which included depreciation and amortization of $233,555, a gain on change in fair value of derivative liability of $79,266 and a $2,792,880 impairment loss of intangibles. We have incurred substantial losses to date and have an accumulated deficit at March 31, 2010 of $65,104,502.
We are not currently generating sufficient income or cash flow to fund our current operations. We did not generate any product sales during the three months ending March 31, 2010, as we transition to our new manufacturing facilities. We expect our facilities to be operational during the third quarter and to begin manufacturing and generating product sales at that time. However, we cannot predict with any degree of certainty the level of revenues we will be able to sustain. We are continually analyzing both our product costs as well as our operating costs in an effort to make additional cost reductions where possible. However, in order to support our current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations through the remainder of 2010.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities.
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to Supplement Manufacturing and Ingredients, LLC (“SMI”), pursuant to the Stock Purchase Agreement between the Company and SMI dated as of November 6, 2009 (the “Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note, which was amended on March 19, 2010, will be payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010;
•	$2,500,000 on or before July 15, 2010;
•	$2,950,000 on or before September 15, 2010; and
•	all remaining principal and interest due on September 15, 2010.
The Amended Promissory Note will mature on September 15, 2010 and will accrue interest at the rate of 4% per annum. We issued and delivered 13,333,333 shares of our common stock to SMI at the time of closing. The remaining shares will be issued in the name of SMI, but will be held in escrow pursuant to a Stock Pledge Agreement. The Pledge Agreement provides for a partial release of shares as payments are made under the Promissory Note.
We are dependent upon receipt of payments from SMI under the Promissory Note to continue our operations. If SMI were to suspend payments or default on their obligations under the Promissory Note, we would not have sufficient capital to continue the build-out of our manufacturing facility or to conduct our operations. In such an event we would seek to raise additional capital through the sale of debt or equity securities. However, we do not have any such financing arrangements in place at this time, cannot provide any assurances that such financing would be available if needed, and do not know the terms upon which any such financing may be made available to us.
These conditions raise substantial doubt about our ability to continue as a going concern. Because of our historic net losses and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.
Recent Accounting Pronouncements
In April 2009, the FASB issued guidance under ASC section 820, Fair value Measurements and Disclosures, relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The adoption of the new standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance under ASC section 320, Investments — Debt and Equity Securities, modifying the requirements for recognizing other-than-temporarily impaired debt securities and significantly changing the existing impairment model for such securities. This guidance also modifies the presentation of other-than-temporary impairment losses. Such modifications include changing the amount of the other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that the entity does not intend to sell and it is not more-likely-than-not that the entity will be required to sell prior to recovery. In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against operations, and the remaining portion would be included in other comprehensive income. The guidance also increases the frequency of and expands already required disclosures about the other-than-temporary impairment of debt and equity securities. This guidance is effective for fiscal years ending after June 15, 2009. As of the beginning of the period of adoption of this guidance, entities are required to recognize a cumulative-effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment loss from beginning retained earnings to beginning accumulated other comprehensive income if the entity does not intend to sell the security and it is not more-likely-than-not that the entity will be required to sell the security before recovery. We adopted this guidance as of January 1, 2009. Since we did not hold any debt securities at January 1, 2009 that were the subject of previous other than temporary impairment charges which were non-credit in nature, the adoption of this guidance did not result in the recognition of a cumulative-effect adjustment. Adoption of this guidance did not have a material impact to our results of operations, financial condition, or liquidity.
In April 2009, the FASB issued guidance under ASC section 820, Fair value Measurements and Disclosures, which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This guidance provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on our results of operations, financial condition, or liquidity.
In May 2009, the FASB issued guidance under ASC section 855, Subsequent Events, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this standard, which did not have a material impact on our consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on our consolidated financial statements.
NOTE 2: INVENTORY
Inventory at March 31, 2010 and December 31, 2009, consisted of the following:

	2010	2009

Raw materials	$145,394	$88,533
Work in progress	23,400	23,700

	168,794	112,233
Reserve for obsolescence	(5,701)	(5,701)

Total Inventory	$163,093	$106,532

NOTE 3: ASSET IMPAIRMENT
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
Due to a significant reduction in business volume and a decline in the quoted market price of our stock during the quarter ending March 31, 2010, management determined that the fair value of certain of our intangible assets had declined. Based on management’s analysis, we recorded an impairment loss of $2,792,880 for the net carrying value of some of our patents, trade secrets and web site for the quarter ending March 31, 2010, which is included in general and administrative expenses in the statement of operations. We did not record any impairment losses in the first quarter of 2009.
NOTE 4: FAIR VALUE MEASUREMENTS
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
The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$48,196	—	—	$48,196

Derivative liability	—	—	—	—

We have issued convertible secured notes in 2008. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2010 were as follows:

Risk free interest rate	0.45%
Expected life	0 – 0.5 years
Dividend Yields	0%
Volatility	121%
The following is a reconciliation of the derivative liability for 2010:

Value at January 1, 2010	$79,266
Decrease in Value	(79,266)

Value at March 31, 2010	$—

NOTE 5: CONVERTIBLE PROMISSORY NOTES
As of March 31, 2010, the Company was in default with several of our convertible promissory notes. Convertible promissory notes consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Senior secured convertible promissory notes of $625,000 due March 31, 2010 with an option to extend for another 6 months at the discretion of the holders and $450,000 due September 30, 2009; interest payable at 12% per annum and a default rate of 18% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on March 31, 2010 (13 holders) and accrued interest due on January 1, April 1, July 1 and Oct 1, 2009 (11 holders) not paid
	$1,075,000	$1,075,000

Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; secured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009, principal and interest not paid due to litigation involving Migami and SMI Manufacturing, LLC (litigation does not involve the Company)	100,000	100,000

Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009, not paid	48,000	48,000

Convertible promissory note to the Company’s former counsel due April 11, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009, not paid	144,646	144,646

Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008, not paid	51,450	51,450

Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November, 21, 2009	112,500	112,500

Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share, not paid	5,000	5,000

Convertible promissory note to a company due March 11, 2010 including interest at 6% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due March 11, 2010, not paid	2,500	2,500

Convertible promissory note to a company due April 30, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due April 30, 2010	15,000	15,000

	1,554,096	1,554,096
Current portion of convertible promissory notes	1,409,450	1,409,450

Convertible promissory notes, less current portion	$144,646	$144,646

Substantially all promissory notes are with shareholders.

NOTE 6: COMMITMENTS AND CONTINGENCIES
We lease a 25,000 square foot manufacturing facility in Oxnard, California. The lease term is from December 1, 2007 through January 31, 2015 at lease rates of $12,812 to $14,853 per month.
We have a commission agreement with Hank Durschlag, our former CEO, which calls for us to pay Mr. Durschlag a commission of 0.5% of net sales revenues we received from the sale of dietary supplement/nutritional supplement edible film strip products for a period of seven (7) years and 50,000 shares of our unregistered stock for each $1,000,000 in net sales revenues we receive on the sale of any and all dietary supplement/nutritional supplement edible film strip products up to a maximum of 500,000 shares.
We have has a broker agreement with Jeffrey Wattenberg, our former President, which calls for us to pay Mr. Wattenberg a commission of 4% of the net sales revenues we receive for products and customers that Mr. Wattenberg brings to the Company and that we approve. In addition, Mr. Wattenberg will receive 75,000 shares of unregistered common stock of the Company for each $1,000,000 in “JV-attributable Sales” that we receive under the terms of our July 2009 sales and distribution agreement with Destiny Productions and Content Marketing Solutions (“Destiny”) up to a maximum of 1,000,000 shares.
On March 11, 2008, we entered into a five-year distribution agreement with Perrigo Florida, Inc. (“Perrigo”), formerly known as Unico Holdings, Inc. Perrigo’s customers include most of the largest retailers and distributors in the U.S. in each of these sales channels. The distribution agreement grants Perrigo certain exclusivity over its term, provided that Perrigo achieves minimum annual sales requirements totaling $22 million during the term of the agreement.
On July 14, 2009, we entered into a sales and distribution agreement with Destiny. Under the terms of the agreement we agree to pay Destiny a commission for sales delivered by Destiny. In addition, we have agreed to advance to Destiny commissions in the amount of $20,000 per month, subject to Destiny meeting certain minimum sales requirements. The advances are offset against commissions earned by Destiny under the agreement.
Under the terms of the Amendment to the Stock Purchase Agreement dated March 19, 2010, we have committed to pay SMI for certain consulting fees in shares of our common stock valued at $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI has the right under the Amendment to demand payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the Amendment to the Promissory Note. In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the Stock Pledge Agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
We have a capital lease obligation relating to manufacturing software that is currently in default. As of March 31, 2010, $20,868 of this obligation was reflected as an account payable. In addition to this amount, we will owe an additional $49,724 over the balance of the capital lease.
We have failed to remit payroll tax payments of $95,557, as required by various taxing authorities. When we make these payments, we expect that there will be various penalties and interest for the delayed payments. As of March 31, 2010, management was unable to estimate the amount of penalties and interest that we expect to incur as a result of these unpaid taxes.
In the normal course of business, we may become a party to various legal proceedings. At March 31, 2010 we were party to three significant litigation matters, the Gatorade matter, the Kusher matter and the Schering Plough matter. There have been no material developments in any of these matters since we last reported on them in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.
Overview
HealthSport is a technology company specializing in the development and manufacture of proprietary, oral thin film products for the delivery of nutritional supplements and pharmaceuticals.
A pioneer in the industry, we were the first company to deliver a drug active via oral thin film with the development of the Chloraseptic® Sore Throat Relief Strips® in June 2003. Utilizing our patent pending, bi-layer technology, we have proceeded to develop and launch a variety of dietary supplement and over-the-counter pharmaceutical thin film products, including those containing vitamins, minerals, electrolytes, sleep aids, caffeine, antioxidants and various over-the-counter drug actives.
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
We manufacture and distribute a number of nutritional supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives.
Based on our existing portfolio of intellectual property, we believe there are significant potential opportunities to develop business with pharmaceutical companies. We believe our thin film technology can be used to create new, more effective drug products that should enjoy strong physician, patient and consumer acceptance. One unique opportunity involves using our technology to enable pharmaceutical companies to better manage the life cycle of their products. By combining our thin film delivery technology with existing drugs, we may be able to strategically differentiate existing or soon-to-be generic drugs from potential generic competitors or provide branded prescription products with additional patent protection or exclusivity in the marketplace.
Our strategic plan is to continue to make revolutionary advances in producing high-quality products that successfully address medical and consumer health needs while minimizing the risk of side effects.
Recent Developments
During the quarter ended March 31, 2010, we focused on the development of our new manufacturing facility. Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we relocated to a new 25,000 square foot facility in Oxnard, California. We are currently completing the build-out of our facility to become a fully operational, cGMP thin film manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. The expected completion date is July 31, 2010.

In addition to our own new facility, we have entered into a manufacturing license agreement with SMI, pursuant to which SMI has agreed to manufacture certain products for us. SMI is currently constructing a 45,000 square foot, state-of-the-art, cGMP, thin film manufacturing facility in Tempe, Arizona that will be capable of producing both dietary supplement and pharmaceutical products. The facility is being designed and built to meet all domestic and international regulatory requirements and will be capable of producing over 2 billion oral thin film strips annually. The projected completion date for the Tempe facility is December 1, 2010.
During the construction and development of these two facilities, we do not have manufacturing capabilities. We did not generate revenues for the three months ended March 31, 2010 and do not expect significant revenues for the second quarter of 2010 as we continue with facility construction. During this period, our sales efforts have been directed to identifying and engaging nationally and internationally recognized pharmaceutical and nutritional supplement companies with product lines that we believe are amenable to, and that can benefit from, our technology. We expect to have orders in hand that will let us generate revenues immediately following completion of our cGMP manufacturing facilities. However, we do not have any significant orders or backlog at this time.
At March 31, 2010, we had cash and cash equivalents of $48,196 and a working capital deficit of $3,624,654. We expect to continue incurring net losses from operations for at least the remainder of 2010. We have entered into a financing arrangement with SMI which we expect to use to meet our working capital requirements for the next twelve months.
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

Finally, the Promissory Note originally provided that the payment obligations were non-recourse and that we were limited to a foreclosure action pursuant to the Stock Pledge Agreement and removal of SMI’s director appointees from our board of directors as our exclusive remedies for SMI’s breach of its obligations under the Promissory Note. Consequently, if SMI failed to make a payment under the Promissory Note, we could recover the common stock from the Stock Pledge Agreement, but could not sue SMI to collect the payment due. The Note Amendment modifies Section 10 to provide that if SMI fails to make a scheduled payment under the Promissory Note and such failure continues for a period of two days then SMI is obligated to pay us an amount in cash so that the amount of money available in our corporate bank account equals $500,000. The obligation to pay up to $500,000 is a recourse obligation and we can bring an action to collect the payment due. Upon payment, SMI would be entitled to a release of shares from the stock pledge agreement at the rate of $0.15 per share. The purpose of this provision is to provide us with capital to continue operations while we seek additional needed capital.
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
On March 19, 2010, Tom Beckett resigned his position with the Company as interim chief financial officer. Mr. Beckett will remain as our chief operating officer and secretary. On March 19, 2010, our Board of Directors appointed Mark Udell to serve as our chief accounting officer and to serve as our principal financial officer until a replacement chief financial officer can be selected.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	For the three months ended March 31,
	2010	2009

Revenue
Product sales	$—	$1,608,158
License fees, royalties and services	—	58,750

Total revenues	—	1,666,908

Costs and expenses
Cost of product sold and manufacturing costs	192,979	1,249,411
Selling, general and administrative expense	3,431,602	1,107,603
Research and development costs	9,061	36,127

Total costs and expenses	3,633,642	2,393,141

Net loss from operations	(3,633,642)	(726,233)

Other income (expense):
Interest income	75,036	288
Settlement income	6,604	—
Change in fair value of derivative liability	79,266	1,118,003
Other income	287	8,905
Other expense	(35,740)	—
Loss on disposal of property & equipment	(7,777)	—
Interest expense	(55,176)	(69,270)

Other income (expense)	62,500	1,057,926

Net income (loss) before income taxes	(3,571,142)	331,693
Provision for income taxes	—	—

Net income (loss)	$(3,571,142)	$331,693

Revenues
During the three months ended March 31, 2010, we did not generate any product sales or revenues from license fees, royalties and services. We had sales of $1,608,158 and revenue from license fees, royalties and services of $58,750, for a total of $1,666,908 in the corresponding 2009 period. Revenues have significantly decreased during this period primarily due to our inability to manufacture products as we await completion of our two state-of-the-art manufacturing facilities. One such facility is currently being constructed in Oxnard, California, and the second is currently under development and construction by our new contract manufacturer, SMI, in Tempe, Arizona. During this construction phase, we are actively seeking additional distribution channels and revenue opportunities.
Costs and Expenses
Cost of product sold and manufacturing costs amounted to 0% of product sales in 2010 and 78% of product sales in 2009. Because we did not generate any revenues during the three months ended March 31, 2010, we were not able absorb any of the fixed manufacturing costs incurred during this period. However, during the same period in 2009, we were able to absorb all manufacturing costs. Sales will need to increase substantially to absorb all of the manufacturing costs at our current and anticipated level of manufacturing operations.

Selling, general and administrative expenses (“SG&A”) increased to $3,431,602 in the three months ended March 31, 2010, from $1,107,603 in the 2009 period. The increase of $2,323,999 in SG&A is the result of the following:
•
Because of the significant reduction in business volume and a decline in the quoted market price of our stock during the three months ended March 31, 2010, management determined that the fair value of certain of our intangible assets had declined. Based on management’s analysis, we recorded an impairment loss of $2,792,880 for the net carrying value of some of our patents, trade secrets and web site during the 2010 period. We did not record any impairment loss for the three months ended March 31, 2009.

•
Non-cash compensation expense was $3,217 in 2010 and $176,831 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2009 period as well as majority of stock options becoming fully vested during the 2009 period.

•
Depreciation and amortization expense decreased from $333,449 in 2009 to $233,555 in 2010, primarily as the result of the impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009.

•	We reduced corporate overhead and payroll, as well as decreased other SG&A costs due to the decrease in revenue and operations during the 2010 period.
•
Selling and marketing costs were $3,520 in the three months ended March 31, 2010, as compared to $157,502 in the 2009 period, a decrease of $153,982. The reduction is primarily due to a decrease in distribution center expenses and marketing and promotion expenses for products since we did not generate any revenues during the 2010 period.

Research and development (“R&D”) costs amounted to $9,061 in 2010 and $36,127 in 2009. These include contract services, supplies, materials and analytical testing costs incurred for new products. R&D expenses remain low due to limited available funding. As we secure additional working capital, we anticipate that R&D expenses will increase.
Other Income (Expense)
Interest income increased from $288 during the three months ended March 31, 2009 to $75,036 during the same period in 2010. The increase was primarily attributable to an accrued interest receivable from SMI stemming from the promissory notes issued in connection with the SMI Financing. As of March 31, 2010, total accrued interest of $100,833 was due from SMI and has not yet been paid.
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the the determination of the fair value of the derivative liability at the beginning of 2010 and 2009 and at March 31, 2010 and 2009, we recognized a gain of $79,266 and $1,118,003, respectively, as the fair value of the derivative liabilities decreased.

Interest expense decreased from $69,270 in 2009 to $55,176 in 2010 as a result of our processing payments on a timelier basis and not incurring interest charges for late payments during the three months ended March 31, 2010 compared to the previous period in 2009.
Liquidity, Capital Resources and Going Concern
Liquidity
At March 31, 2010, we had cash and cash equivalents of $48,196, accounts receivable of $63,650 and a working capital deficit of $3,624,654. This compares to cash and cash equivalents of $1,205,945, accounts receivable of $64,726 and a working capital deficit of $3,102,664 at December 31, 2009.
For the three months ended March 31, 2010, operating activities consumed $1,118,387 of cash. This was primarily the result of a net loss for the year of $3,571,142, offset by depreciation and amortization of $233,555 and asset impairment of $2,792,880.
Investment activities used an additional $56,844 of cash during the three months ended March 31, 2010, primarily as a result of payments for patent costs, property and equipment and deposits made on leasehold improvements for the Oxnard facility.
Financing activities provided $17,482 of cash during the three months ended March 31, 2010, primarily as the result from collection of our stock subscription receivable.
We are not currently generating sufficient income or cash flow to fund current operations. We did not generate any sales of product during the three months ended March 31, 2010. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. However, in order to support our current level of operations, substantial sales will be required. We expect that we will continue incurring losses from operations throughout 2010.
Capital Resources
Other than cash and cash equivalents and cash flows provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We do not have any unused sources of credit presently available to us.
We currently have $450,000 of convertible promissory notes that were due by September 30, 2009 and an additional $625,000 that were due by March 31, 2010. As of the date of this report, we do not have the funds to repay these convertible promissory notes. We plan to negotiate with the holders of those notes to extend the terms and to repay them from the proceeds of the SMI Financing. However, if we are unsuccessful in extending the term of the convertible promissory notes, or if we do not receive payment under the SMI Financing discussed below, we will not have the capital resources to repay the convertible promissory notes and their holders may bring action against us to collect on them.
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
No other arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. We believe the recent worldwide financial crisis has significantly decreased the market for private financing. The number of investment funds committing capital to microcap issuers has decreased and costs for financing both debt and equity have increased.

Going Concern
Because of our history of net losses and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern.
Recent Accounting Pronouncements
Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 – Organization and Nature of Business” to our financial statements included in Part I—Item 1. Financial Statements of this report.
Off-Balance Sheet Arrangements
At March 31, 2010, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information specified by this item.

Item 4T.	CONTROLS AND PROCEDURES
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
Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.
Changes in Internal Controls Over Financial Reporting
In our annual report on Form 10-K for the year ended December 31, 2009, management reported on weaknesses that it identified in our internal control over financial reporting as of December 31, 2009. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:
•
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	lack of a “whistleblower” policy for employees to report suspected internal control issues; and
•	inadequate segregation of duties due to the limited size of the accounting department and the lack of experienced accountants caused by the Company’s limited financial resources.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, the Company appointed Mark Udell, a certified public accountant, as the principal accounting officer on March 19, 2010. Mr. Udell’s appointment is expected to remedy issues related to our lack of segregation of duties. In addition, Mr. Udell will oversee implementation of additional internal controls and procedures.
We plan to adopt corporate governance guidelines including a code of ethics and a whistleblower policy, but have not done so at this time. We also plan to appoint two or more independent directors to our board. We intend to identify and retain independent directors that would be qualified to serve as audit committee members.
Limitations Of Internal Controls and Disclosure Controls And Procedures
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
At March 31, 2010, we were party to three significant litigation matters, the Gatorade matter, the Kusher matter and the Schering Plough matter. There have been no material developments in any of these matters since we last reported on them in our annual report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS
Investment in our common stock involves a high degree of risk. Except for the updated risk factors described below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. If any of these risks actually occur, our business, financial condition or results of operations could suffer. In that case, the value of our common stock could decline, and you may lose all or part of your investment. The risk factors described in our Annual Report on Form 10-K and below are not exhaustive. These risk factors represent only some of the risks associated with investment in our common stock.
We currently do not have any arrangement for the manufacturing of our products and will not have revenue until we are able to complete our manufacturing facility in Oxnard, California or arrange for an alternative means of manufacturing our products.
Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we completed relocation to a new 25,000 square foot facility in Oxnard, California. The plant is currently under design and construction to become a fully operational, cGMP film strip manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. The expected completion date is July 31, 2010. Until such time as our new manufacturing plant is completed or we arrange for an alternative means for manufacturing our products, the Company is not able to manufacture or sell any of our products and will not generate any revenue. Although we anticipate that we will begin manufacturing our product shortly after the expected completion date for our new manufacturing facility, there can be no assurance that the development of the manufacturing facility will not be delayed or that our new manufacturing facility will meet all of our needs when completed. In such case, and if we are not able to secure an alternative means for manufacturing our products, our financial condition and results of operations may be impaired.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any shares of our common stock during the three months ended March 31, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
We have secured convertible promissory notes outstanding at March 31, 2010 in the aggregate principal amount of $1,075,000. Of this amount, notes in the aggregate principal amount of $625,000 were due March 31, 2010, and notes in the aggregate principal amount of $450,000 were due September 30, 2009. All of our outstanding secured convertible promissory notes are currently in default. The amount of accrued and unpaid interest under all of these convertible promissory notes at March 31, 2010 was $175,940. However, as a result of the default, the holders of the convertible promissory notes have the right to demand payment in full of all amounts outstanding under those convertible promissory notes.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	HEALTHSPORT, INC.
	By:	/s/ Kevin Taheri
Kevin Taheri
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
4.1	Amendment to Promissory Note issued by Supplemental Manufacturing & Ingredients, LLC to the Company dated March 19, 2010.	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2010.
10.1	Amendment to Stock Purchase Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2010.
10.2	Amendment to Stock Pledge Agreement by and between the Company and Supplemental Manufacturing & Ingredients, LLC dated March 19, 2010.	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2010.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.