Form 10-Q
period 2010-06-30
Healthsport, Inc.
filed 2010-08-23
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
Commission File Number: 000-23100

HEALTHSPORT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2649848 (I.R.S. Employer Identification No.)

1620 Beacon Place
Oxnard, CA (Address of principal executive offices)	93033 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, 122,582,717 shares of the issuer’s common stock, par value $0.0001 per share, were outstanding.

HealthSport, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2010

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$43,043	$1,205,945
Accounts receivable (less allowance of $12,000 in 2010 and 2009)	63,650	64,726
Inventory, net	159,818	106,532
Prepaid expenses and other assets	108,320	200,757

Total current assets	374,831	1,577,960
Property and equipment, net	1,174,196	770,233
Patent costs and other intangible assets, net	7,782,338	10,832,424
Other assets	463,271	338,106

Total assets	$9,794,636	$13,518,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,450,916	$1,575,116
Accrued expenses	574,344	651,865
Current portion of capital lease obligation	98,964	70,512
Current portion of convertible promissory notes, Note 5	1,554,096	1,409,450
Current portion of loan payable	65,095	—
Deferred revenue	108,193	358,193
Stock subscription liability	394,000	536,222
Derivative liability	—	79,266

Total current liabilities	4,245,608	4,680,624
Convertible promissory notes, Note 5	—	144,646
Capital lease obligation	140,678	203,677

Total liabilities	4,386,286	5,028,947

Commitments and contingencies, Note 8

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; 122,582,717 and 122,082,717 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	12,258	12,208
Additional paid-in capital	77,667,346	77,511,178
Stock subscription receivable	(6,088,003)	(7,500,250)
Accumulated deficit	(66,183,251)	(61,533,360)

Total stockholders’ equity	5,408,350	8,489,776

Total liabilities and stockholders’ equity	$9,794,636	$13,518,723

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenue
Product sales	$—	$545,091	$—	$2,153,250
License fees, royalties and services	250,000	18,750	250,000	77,500

Total revenues	250,000	563,841	250,000	2,230,750

Costs and expenses
Cost of product sold and manufacturing costs	191,910	695,527	384,889	1,869,939
Selling, general and administrative expenses	871,594	5,117,717	4,303,197	6,300,320
Research and development costs	11,377	8,083	20,438	44,210

Total costs and expenses	1,074,881	5,821,327	4,708,524	8,214,469

Net loss from operations	(824,881)	(5,257,486)	(4,458,524)	(5,983,719)

Other income (expense):
Interest income	—	10	75,036	298
Settlement income	35,529	440,331	42,132	440,331
Change in fair value of derivative liability	—	1,242,543	79,266	2,360,545
Other income	204	—	491	8,905
Other expense	(212,622)	—	(248,362)	—
Loss on disposal of property & equipment	(9,147)	—	(16,923)	—
Interest expense	(67,832)	(50,009)	(123,008)	(119,279)

Other income (expense)	(253,868)	1,632,875	(191,368)	2,690,800

Net loss before income taxes	(1,078,749)	(3,624,611)	(4,649,892)	(3,292,919)
Provision for income taxes	—	—	—	—

Net loss	$(1,078,749)	$(3,624,611)	$(4,649,892)	$(3,292,919)

Net loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.06)	$(0.06)

Weighted average shares outstanding, basic and diluted	79,487,487	51,272,490	76,052,296	51,107,906

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(4,649,892)	$(3,292,919)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest income from stock subscription receivable	(75,000)	—
Stock based compensation	45,385	358,911
Depreciation and amortization	417,443	669,083
Common stock issued for services	35,000	9,000
Reversal of stock based compensation	(142,222)	—
Inventory obsolescence reserve	—	150,000
Asset impairment	2,792,880	4,000,000
Loss on sale of property & equipment	16,923	—
Gain on debt settlement	(42,132)	(440,331)
Change in fair value of derivative liability	(79,266)	(2,360,545)
Change in other assets and liabilities:
Accounts receivable	1,076	334,691
Inventory	(53,286)	66,296
Prepaid expenses and other assets	(173,035)	150,965
Accounts payable	(1,470)	17,895
Accrued expenses	(77,520)	(510,961)
Deferred revenue	(250,000)	156,480

Net cash used in operating activities	(2,235,116)	(691,435)

Cash flows from investing activities
Patent costs incurred	(68,045)	(35,284)
Acquisition of property and equipment	(5,887)	(108,666)
Payments for construction-in-progress	(505,942)	—
Deposits made on leasehold improvements	(15,000)	—

Net cash used in investing activities	(594,874)	(143,950)

Cash flows from financing activities
Collection of stock subscription receivable	1,934,855	—
Repayment of stock subscription receivable	(237,085)	—
Proceeds from loan	—	72,500
Loan repayments	(30,682)	—
Capital lease payments	—	(31,818)
Sale of common stock	—	420,000

Net cash provided by financing activities	1,667,088	460,682

Net decrease in cash and cash equivalents	(1,162,902)	(374,703)
Cash and cash equivalents, beginning of period	1,205,945	433,573

Cash and cash equivalents, end of period	$43,043	$58,870

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$215,666	$30,609
Income taxes	—	—

Non-cash investing and financing activities:
Accounts payable applied to stock subscription receivable	115,145	—
Common stock issued for consulting contracts	—	314,000
Common stock issued for notes payable and accrued interest	—	207,755
Common stock issued for rent payable	—	62,762
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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share at June 30, 2010 and 2009 did not include outstanding stock options, warrants and convertible promissory notes because the effect would have been anti-dilutive.

Nature of Business
We are a technology company specializing in the development and manufacture of proprietary, oral thin film products containing nutraceutical and pharmaceutical actives. We manufacture and distribute a number of dietary supplement products formulated to contain electrolytes, vitamins, melatonin, caffeine, and other supplements. We are also currently conducting research and development related to future potential products that will contain over-the-counter and prescription drug actives.
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
Going Concern
At June 30, 2010, we had current assets of $374,831; current liabilities of $4,245,608; and a working capital deficit of $3,870,777. We incurred a loss of $4,649,892 during the six months ended June 30, 2010, which included depreciation and amortization of $417,443, a gain on change in fair value of derivative liability of $79,266 and a $2,792,880 impairment loss of intangibles. We have incurred substantial losses to date and have an accumulated deficit at June 30, 2010 of $66,183,251.
We are not currently generating sufficient income or cash flow to fund our current operations. We did not generate any product sales during the six months ending June 30, 2010, as we transition to our new manufacturing facilities. We expect our facilities to be operational during the fourth quarter and plan to begin manufacturing and generating product sales at that time. However, we cannot predict with any degree of certainty the level of revenues we will be able to sustain. We are continually analyzing both our product costs as well as our operating costs in an effort to make additional cost reductions where possible. However, in order to support our current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations through the remainder of 2010.
Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities.
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to Supplement Manufacturing and Ingredients, LLC (“SMI”), pursuant to the Stock Purchase Agreement between the Company and SMI dated as of November 6, 2009, as amended on March 19, 2010 (the “Amended Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note, which was amended on March 19, 2010 (the “Amended Promissory Note”), will be payable in four installments as follows (refer to NOTE 9 for further details relating to the second amendment to the Promissory Note):
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010 (previously paid);

•	$2,500,000 on or before July 15, 2010 (not yet paid);

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.
The Amended Promissory Note will mature on September 15, 2010 and amounts outstanding under the Amended Promissory Note bear interest at the rate of 4% per annum. We have issued a total of 30,333,333 of the shares to SMI under the Amended Stock Purchase Agreement. The remainder have been issued in the name of SMI but are being held pursuant to a stock pledge agreement, as amended on March 19, 2010 (the “Amended Stock Pledge Agreement”), pending receipt of payments under the Amended Promissory Note. The remaining balance due under the Amended Promissory Note has been recorded as a stock subscription receivable on the accompanying balance sheet.

We are dependent upon receipt of payments from SMI under the Amended Promissory Note to continue our operations. If SMI were to suspend payments or default on their obligations under the Amended Promissory Note, we would not have sufficient capital to continue the build-out of our manufacturing facility or to conduct our operations. In such an event we would seek to raise additional capital through the sale of debt or equity securities. However, we do not have any such financing arrangements in place at this time, cannot provide any assurances that such financing would be available if needed, and do not know the terms upon which any such financing may be made available to us.
On May 21, 2010, we entered into a merger agreement with SMI (the “Merger Agreement”) pursuant to which we agreed to combine with SMI if certain conditions are met. The Merger Agreement contemplates that, upon satisfaction of closing conditions, SMI will merge with and into our newly formed subsidiary HealthSport Subsidiary, LLC (“HealthSport Subsidiary”). HealthSport Subsidiary will survive the merger. Immediately following the merger, HealthSport Subsidiary will be renamed Supplemental Manufacturing & Ingredients LLC. As consideration for our acquisition of SMI, we will issue to the members of SMI a total of 251,257,841 shares of our common stock.
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI is unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.
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
In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.
In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The standard is effective for interim and annual periods beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

NOTE 2:	INVENTORY
Inventory at June 30, 2010 and December 31, 2009, consisted of the following:

	2010	2009

Raw materials	$142,119	$88,533
Work in progress	17,872	23,700

	159,991	112,233
Reserve for obsolescence	(173)	(5,701)

Total Inventory	$159,818	$106,532

NOTE 3:	ASSET IMPAIRMENT
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
Due to a significant reduction in business volume and a decline in the quoted market price of our stock during the first quarter of 2010, management determined that the fair value of certain of our intangible assets had declined. Based on management’s analysis, we recorded an impairment loss of $2,792,880 for the net carrying value of some of our patents, trade secrets and web site in the first quarter of 2010, which is included in selling, general and administrative expenses in the statement of operations. We recorded an impairment loss of $4,000,000 for the carrying value of goodwill during the second quarter of 2009, which is included in selling, general and administrative expenses in the statement of operations.

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$43,043	—	—	$43,043

Derivative liability	—	—	—	—
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

Risk free interest rate	0.45%
Expected life	0 - 0.5 years
Dividend Yields	0%
Volatility	121%
The following is a reconciliation of the derivative liability for 2010:

Value at January 1, 2010	$79,266
Decrease in Value	(79,266)

Value at June 30, 2010	$—

NOTE 5:	NOTES PAYABLE
As of June 30, 2010, the Company was in default with several of our convertible promissory notes. Convertible promissory notes consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Senior secured convertible promissory notes of $625,000 due March 31, 2010 with an option to extend for another 6 months at the discretion of the holders and $450,000 due September 30, 2009; interest payable at 12% per annum and a default rate of 18% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.15 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on March 31, 2010 (13 holders) and accrued interest due on January 1, April 1, July 1 and Oct 1, 2009 (11 holders) paid through May 31, 2010
	$1,075,000	$1,075,000
Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; secured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009, principal and interest not paid due to litigation involving Migami and SMI Manufacturing, LLC (litigation does not involve the Company)	100,000	100,000
Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009, not paid	48,000	48,000
Convertible promissory note to the Company’s former counsel due April 11, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009, not paid	144,646	144,646
Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008, not paid	51,450	51,450
Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November, 21, 2009	112,500	112,500
Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share, not paid	5,000	5,000
Convertible promissory note to a company due March 11, 2010 including interest at 6% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due March 11, 2010, not paid	2,500	2,500
Convertible promissory note to a company due April 30, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due April 30, 2010	15,000	15,000
Note payble to a company due February 8, 2011 including interest at 7% per annum; principal and interest due monthly	51,702	—
Note payble to a company due November 19, 2010 including interest at 7.25% per annum; principal and interest due monthly	13,393	—

	1,619,191	1,554,096
Current portion of notes payable	1,619,191	1,409,450

Notes payable, less current portion	$—	$144,646

Substantially all promissory notes are with shareholders.

NOTE 6:	COMMON STOCK OPTIONS
On April 30, 2010, we issued 4,000,000 common stock options to officers of the Company at an exercise price of $0.09 per share that will expire on April 30, 2017. The fair value of the options on the date of grant was $233,704 and was estimated by using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2010:

Expected term	4 years
Expected average volatility	102.24%
Expected dividend yield	0%
Risk-free interest rate	0.45%
Expected annual forfeiture rate	0%

NOTE 7:	RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2010, we entered into two consulting agreements with SMI, a majority shareholder, for construction management and cGMP management related to our new manufacturing facility in Oxnard, California. Monthly fees relating to the construction and cGMP management agreements are $8,100 per month and $10,417 per month, respectively. The term of the construction management agreement will end at the completion of our new manufacturing facility and the term of the cGMP management agreement is 12 months. During the three months ended June 30, 2010, $32,400 and $83,336 have been paid towards the construction and cGMP management agreements, respectively, of which $52,085 has been prepaid towards the cGMP management agreement.
We entered into several short-term loans totaling $409,001 that are due on demand from SMI. These loans are recorded as part of the subscription receivable balance. As of June 30, 2010, the balance outstanding on the subscription receivable from SMI was $6,088,003. Subsequent to June 30, 2010 and through August 13, 2010, SMI has paid $343,350 towards the balance of the subscription receivable.

NOTE 8:	COMMITMENTS AND CONTINGENCIES
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
We have a broker agreement with Jeffrey Wattenberg, our former President, which calls for us to pay Mr. Wattenberg a commission of 4% of the net sales revenues we receive for products and customers that Mr. Wattenberg brings to the Company and that we approve. In addition, Mr. Wattenberg will receive 75,000 shares of unregistered common stock of the Company for each $1,000,000 in “JV-attributable Sales” that we receive under the terms of our July 2009 sales and distribution agreement with Destiny Productions and Content Marketing Solutions (“Destiny”) up to a maximum of 1,000,000 shares.
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

Under the terms of an amendment to the Stock Purchase Agreement with SMI, we have committed to pay SMI for certain consulting fees of $10,417 per month and $8,100 per month in cash or shares of our common stock valued at $0.15 per share. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI has the right under the Amendment to demand payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the Amended Promissory Note. In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the Stock Pledge Agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
We have a capital lease obligation relating to manufacturing software. The lender has filed a complaint against us, which is more fully described below. As of June 30, 2010, $27,319 of this obligation was reflected as an account payable. In addition to this amount, we could owe an additional $45,137 over the balance of the capital lease.
We have failed to remit payroll tax payments of $93,036, as required by various taxing authorities. When we make these payments, we expect that there will be various penalties and interest for the delayed payments. As of June 30, 2010, management was unable to estimate the amount of penalties and interest that we expect to incur as a result of these unpaid taxes.
At June 30, 2010, we were party to two significant litigation matters, the Gatorade matter and the Kusher matter, which we reported in previous public filings with the Securities and Exchange Commission. In the Gatorade matter, the parties entered into a stipulation of discontinuance on July 21, 2010 which effectively terminated the litigation by discontinuing the case on the merits with prejudice and without costs to any party as against the other. Other than as stated, there have been no material developments in the Gatorade or Kusher matters since last reported in our annual report on Form 10-K for the year ended December 31, 2009.
On February 10, 2009, Gary Thomas filed suit against the Company in the State of New York Supreme Court: Erie County. Mr. Thomas served as the Vice President of Sales for the Company’s subsidiary, Enlyten, Inc. from on or around December 2006 until on or around June 2008. The complaint alleges breach of contract under a separation agreement entered into between Mr. Thomas and the Company. On May 4, 2010, judgment was entered in the action against the Company in the amount of $211,842. The parties entered into an agreement not to enforce judgment that precludes Mr. Thomas from seeking to enforce such judgment in any manner prior to October 31, 2010.
On May 25, 2010, Bank of America Leasing & Capital, LLC filed suit against the Company in the Superior Court of the State of California for the County of Ventura. The complaint alleges damages of $74,830 for breach of contract related to the Company’s acquisition and financing of certain software and services. The Company intends to file a responsive pleading in this action and to defend the lawsuit.
On May 26, 2010, Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP filed suit against the Company in the Superior Court of Fulton County State of Georgia. The complaint alleges damages of only $112,500 of principal and unpaid interest, which is accrued for as of June 30, 2010, for breach of an unsecured promissory note issued to the Company. On July 22, 2010, the Company filed an answer asserting multiple defenses.
On June 15, 2010, the Company filed suit against T. Lynn Mitchell Companies, LLC in the United States District Court for the Central District of California, Western Division. The complaint requests damages and injunctive relief for claims alleging breach of contract and breach of implied covenant of good faith and fair dealing relating to a trademark assignment agreement entered into between the parties. On July 28, 2010, T. Lynn Mitchell Companies filed a Notice of Motion and Motion to Dismiss for Lack of Personal Jurisdiction. On August 9, 2010, we filed plaintiff’s opposition to defendant’s motion to dismiss for lack of personal jurisdiction, or, in the alternative, request for limited jurisdiction of discovery. On August 17, 2010, we filed an amended complaint to add Enlyten, LLC as a defendant in the action.

NOTE 9:	SUBSEQUENT EVENTS
On July 14, 2010, we entered into amendments to the (i) Merger Agreement amongst us, HealthSport Subsidiary, LLC and SMI, (ii) the Promissory Note issued by SMI to us, and (iii) the Pledge Agreement between us and SMI. The amendment to the Merger Agreement extended the termination date of the Merger Agreement from July 15, 2010 to August 15, 2010 to provide more time for the parties to negotiate the proposed business combination and to secure the $10 million financing. In accordance with the amendment to the Merger Agreement, we amended the Promissory Note and Pledge Agreement to provide that the due date for the $2.5 million payment due from SMI to us on July 15, 2010 is extended to August 15, 2010.
As amended, the payments under the Amended Promissory Note are payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010 (previously paid);

•	$2,500,000 on or before August 15, 2010 (not yet paid);

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Recent Developments
During the quarter ended June 30, 2010, we continued to focus on the development of our new manufacturing facility. Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we relocated to a new 25,000 square foot facility in Oxnard, California. We are currently completing the build-out of our facility to become a fully operational, cGMP thin film manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. The expected build-out completion date is September 15, 2010.

In addition to our own new facility, we have entered into a manufacturing license agreement with SMI, pursuant to which SMI has agreed to manufacture certain products for us. SMI is currently constructing a 45,000 square foot, state-of-the-art, cGMP, thin film manufacturing facility in Tempe, Arizona that will be capable of producing both dietary supplement and pharmaceutical products. The facility is being designed and built to meet all domestic and international regulatory requirements and we believe will be capable of producing over 2 billion oral thin film strips annually. The projected completion date for the Tempe facility is March 31, 2011.
During the construction and development of these two facilities, we do not have manufacturing capabilities. We did not generate revenues for the six months ended June 30, 2010 and do not expect significant revenues for the third quarter of 2010 as we continue with facility construction. During this period, our sales efforts have been directed to identifying and engaging nationally and internationally recognized pharmaceutical and nutritional supplement companies with product lines that we believe are amenable to, and that can benefit from, our technology. We expect to have orders in hand that will let us generate revenues immediately following completion of our cGMP manufacturing facilities. However, we do not have any significant orders or backlog at this time.
We have funded our operations during this period from the proceeds of the sale of our common stock to SMI. On December 1, 2009, we entered into Securities Purchase Agreement with SMI (the “Securities Purchase Agreement”) pursuant to which we sold 66,666,667 shares of our common stock to SMI for an aggregate of $10 million. To date we have received $4,550,000 under this Agreement. The remaining amount due is represented by a promissory note (the “Promissory Note”). SMI’s obligations under the Promissory Note are secured by a pledge of the shares under a stock pledge agreement (the “Pledge Agreement”). On March 19, 2010, we entered into amendments to the Securities Purchase Agreement, the Promissory Note and the Pledge Agreement to extend the payment terms for the final payment under the promissory note until September 15, 2010.
On May 21, 2010, we entered into a merger agreement with SMI (the “Merger Agreement”) pursuant to which we agreed to combine with SMI if certain conditions are met. The Merger Agreement contemplates that, upon satisfaction of closing conditions, SMI will merge with and into our newly formed subsidiary HealthSport Subsidiary, LLC (“HealthSport Subsidiary”). HealthSport Subsidiary will survive the merger. Immediately following the merger, HealthSport Subsidiary will be renamed Supplemental Manufacturing & Ingredients LLC. As consideration for our acquisition of SMI, we will issue to the members of SMI a total of 251,257,841 shares of our common stock.
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the Merger Agreement if SMI is unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.
On July 14, 2010, we entered into amendments to the (i) Merger Agreement, the Promissory Note and the Pledge Agreement. The amendment to the Merger Agreement extended the termination date from July 15, 2010 to August 15, 2010 in order to provide more time for the parties to complete the negotiations of the proposed business combination and to secure the $10 million in financing. The amendments to the Promissory Note and Pledge Agreement extended the due date for the $2.5 million payment due from SMI to us on July 15, 2010 to August 15, 2010. As amended, the payments under the Amended Promissory Note are payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010 (previously paid);

•	$2,500,000 on or before August 15, 2010 (not yet paid);

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.
Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	For the three months ended June 30,
	2010	2009

Revenue
Product sales	$—	$545,091
License fees, royalties and services	250,000	18,750

Total revenues	250,000	563,841

Costs and expenses
Cost of product sold and manufacturing costs	191,910	695,527
Selling, general and administrative expenses	871,594	5,117,717
Research and development costs	11,377	8,083

Total costs and expenses	1,074,881	5,821,327

Net loss from operations	(824,881)	(5,257,486)

Other income (expense):
Interest income	—	10
Settlement income	35,529	440,331
Change in fair value of derivative liability	—	1,242,543
Other income	204	—
Other expense	(212,622)	—
Loss on disposal of property & equipment	(9,147)	—
Interest expense	(67,832)	(50,009)

Other income (expense)	(253,868)	1,632,875

Net loss before income taxes	(1,078,749)	(3,624,611)
Provision for income taxes	—	—

Net loss	$(1,078,749)	$(3,624,611)

Revenues
During the three months ended June 30, 2010, we did not generate any product sales; however, we did generate $250,000 from license fees. We had sales of $545,091 and revenue from license fees, royalties and services of $18,750, for a total of $563,841 in the corresponding 2009 period. Revenues have significantly decreased during this period primarily due to our inability to manufacture products as we await completion of two state-of-the-art manufacturing facilities. One is our facility which is currently being constructed in Oxnard, California, and the second is currently under development and construction by our contract manufacturer, SMI, in Tempe, Arizona. During this construction phase, we are actively seeking additional distribution channels and revenue opportunities.

Costs and Expenses
Since we did not generate any revenues during the three months ended June 30, 2010, we were not able absorb any of the fixed manufacturing costs incurred during this period. During the same period in 2009, we were not able to absorb all of our manufacturing costs due to the decrease in volume during the quarter. Sales will need to increase substantially to absorb all of the manufacturing costs at our current and anticipated level of manufacturing operations.
Selling, general and administrative expenses (“SG&A”) decreased to $871,594 in the three months ended June 30, 2010, from $5,117,717 in the 2009 period. The decrease of $4,246,123 in SG&A is the result of the following:
•
Because of the significant reduction in business volume and a decline in the quoted market price of our stock during the three months ended June 30, 2009, management determined that the fair value of our goodwill had declined. Based on management’s analysis, we recorded an impairment loss of $4,000,000 for the carrying value of our goodwill during the 2009 period. We did not record an impairment loss for the three months ended June 30, 2010.

•
Non-cash compensation expense was $42,168 in 2010 and $191,080 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2009 period as well as majority of stock options becoming fully vested during the 2009 period.

•
Depreciation and amortization expense decreased from $335,634 in 2009 to $183,888 in 2010, primarily as a result of the impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009, which reduced the net carrying value of intangibles subject to amortization.

•
Selling and marketing costs were $1,657 in the three months ended June 30, 2010, as compared to $52,646 in the 2009 period, a decrease of $50,989. The reduction is primarily due to a decrease in marketing and promotion expenses for products since we did not generate any revenues during the 2010 period.

•	We reduced corporate overhead and payroll, as well as decreased other SG&A costs due to the decrease in revenue and operations during the 2010 period.
Research and development (“R&D”) costs amounted to $11,377 in 2010 and $8,083 in 2009. These include contract services, supplies, materials and analytical testing costs incurred for new products. R&D expenses remain low due to limited available funding. As we secure additional working capital, we anticipate that R&D expenses will increase.
Other Income (Expense)
During the second quarter of 2009 we were able to settle a debt with a former customer which resulted in a gain of $440,331. During the same period in 2010, we were able to settle debts with several of our vendors for a total gain of $35,529.
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the determination of the fair value of the derivative liability at the beginning of 2010 and 2009 and for the three months ended June 30, 2010 and 2009, we recognized a gain of $0 and $1,242,543, respectively, as the fair value of the derivative liabilities decreased.

Included in other expense and accrued for as of June 30, 2010 is a court judgment entered against the Company in the amount of $211,842 related to a lawsuit by a former employee. Please refer to Part II, Item 1 for further details.
Interest expense increased from $50,009 in 2009 to $67,832 in 2010 due to the Company paying a higher interest rate relating to our secured convertible promissory notes. These secured convertible promissory notes are currently in default.
Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	For the six months ended June 30,
	2010	2009

Revenue
Product sales	$—	$2,153,250
License fees, royalties and services	250,000	77,500

Total revenues	250,000	2,230,750

Costs and expenses
Cost of product sold and manufacturing costs	384,889	1,869,939
Selling, general and administrative expenses	4,303,197	6,300,320
Research and development costs	20,438	44,210

Total costs and expenses	4,708,524	8,214,469

Net loss from operations	(4,458,524)	(5,983,719)

Other income (expense):
Interest income	75,036	298
Settlement income	42,132	440,331
Change in fair value of derivative liability	79,266	2,360,545
Other income	491	8,905
Other expense	(248,362)	—
Loss on disposal of property & equipment	(16,923)	—
Interest expense	(123,008)	(119,279)

Other income (expense)	(191,368)	2,690,800

Net loss before income taxes	(4,649,892)	(3,292,919)
Provision for income taxes	—	—

Net loss	$(4,649,892)	$(3,292,919)

Revenues
During the six months ended June 30, 2010, we did not generate any product sales; however, we did generate $250,000 from license fees. We had sales of $2,153,250 and revenue from license fees, royalties and services of $77,500, for a total of $2,230,750 in the corresponding 2009 period. Revenues have significantly decreased during this period primarily due to our inability to manufacture products as we await completion of two state-of-the-art manufacturing facilities. One is our facility which is currently being constructed in Oxnard, California, and the second is currently under development and construction by our contract manufacturer, SMI, in Tempe, Arizona. During this construction phase, we are actively seeking additional distribution channels and revenue opportunities.
Costs and Expenses
Since we did not generate any revenues during the six months ended June 30, 2010, we were not able absorb any of the fixed manufacturing costs incurred during this period. However, during the same period in 2009, we were able to absorb all manufacturing costs. Sales will need to increase substantially to absorb all of the manufacturing costs at our current and anticipated level of manufacturing operations.
Selling, general and administrative expenses (“SG&A”) decreased to $4,303,197 in the six months ended June 30, 2010, from $6,300,320 in the 2009 period. The decrease of $1,997,123 in SG&A is the result of the following:
•
Because of the significant reduction in business volume and a decline in the quoted market price of our stock during the six months ended June 30, 2010, management determined that the fair value of certain of our intangible assets had declined. Based on management’s analysis, we recorded an impairment loss of $2,792,880 for the net carrying value of some of our patents, trade secrets and web site during the 2010 period. We record an impairment loss of $4,000,000 for the carrying value of our goodwill during the 2009 period.

•
Non-cash compensation expense was $45,385 in 2010 and $367,911 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2009 period as well as majority of stock options becoming fully vested during the 2009 period.

•
Depreciation and amortization expense decreased from $669,083 in 2009 to $417,443 in 2010, primarily as the result of the impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009, which reduced the net carrying value of intangibles subject to amortization.

•
Selling and marketing costs were $5,178 in the six months ended June 30, 2010, as compared to $210,148 in the 2009 period, a decrease of $204,970. The reduction is primarily due to a decrease in marketing and promotion expenses for products since we did not generate any revenues during the 2010 period.

•	We reduced corporate overhead and payroll, as well as decreased other SG&A costs due to the decrease in revenue and operations during the 2010 period.
Research and development (“R&D”) costs amounted to $20,438 in 2010 and $44,210 in 2009. These include contract services, supplies, materials and analytical testing costs incurred for new products. R&D expenses remain low due to limited available funding. As we secure additional working capital, we anticipate that R&D expenses will increase.
Other Income (Expense)
Interest income increased from $298 during the six months ended June 30, 2009 to $75,036 during the same period in 2010. The increase was primarily attributable to an accrued interest receivable from SMI stemming from the promissory notes issued in connection with the SMI Financing.

During the six months ended June 30, 2009 we were able to settle a debt with a former customer which resulted in a gain of $440,331. During the same period in 2010, we were able to settle debts with several of our vendors for a total gain of $42,132.
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the determination of the fair value of the derivative liability at the beginning of 2010 and 2009 and at June 30, 2010 and 2009, we recognized a gain of $79,266 and $2,360,545, respectively, as the fair value of the derivative liabilities decreased.
Included in other expense and accrued for as of June 30, 2010 is a court judgment entered against the Company in the amount of $211,842 related to a lawsuit by a former employee. Please refer to Part II, Item 1 for further details.
Interest expense increased from $119,279 in 2009 to $123,008 in 2010 due to us paying a higher interest rate relating to our secured convertible promissory notes, which are currently in default. In addition, we were able to reduce interest charges relating to late payments as we are processing payments on a timelier basis during the six months ended June 30, 2010 compared to the previous period in 2009.
Liquidity, Capital Resources and Going Concern
Liquidity
At June 30, 2010, we had cash and cash equivalents of $43,043, accounts receivable of $63,650 and a working capital deficit of $3,870,777. This compares to cash and cash equivalents of $1,205,945, accounts receivable of $64,726 and a working capital deficit of $3,102,664 at December 31, 2009.
For the six months ended June 30, 2010, operating activities consumed $2,235,116 of cash. This was primarily the result of a net loss for the year of $4,649,892, offset by depreciation and amortization of $417,443 and asset impairment of $2,792,880.
Investment activities used an additional $594,874 of cash during the six months ended June 30, 2010, primarily as a result of payments for patent costs, property and equipment, construction in progress and deposits made on leasehold improvements for the Oxnard facility.
Financing activities provided $1,667,088 of cash during the six months ended June 30, 2010, primarily as the result from collection of our stock subscription receivable from SMI.
We are not currently generating sufficient income or cash flow to fund current operations. We did not generate any sales of product during the six months ended June 30, 2010. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. However, in order to support our current level of operations, substantial sales will be required. We expect that we will continue incurring losses from operations throughout 2010.
Capital Resources
Other than cash and cash equivalents and cash flows provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We do not have any unused sources of credit presently available to us.

We currently have $450,000 of convertible promissory notes that were due by September 30, 2009 and an additional $625,000 that were due by March 31, 2010. As of the date of this report, we do not have the funds to repay these convertible promissory notes. We plan to negotiate with the holders of those notes to extend the terms and to repay them from the proceeds of the SMI Financing and SMI merger. However, if we are unsuccessful in extending the term of the convertible promissory notes, or if we do not receive payment under the SMI Financing or SMI merger discussed below, we will not have the capital resources to repay the convertible promissory notes and their holders may bring action against us to collect on them.
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to SMI pursuant to the Stock Purchase Agreement. In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note, which was amended on March 19, 2010 and on July 14, 2010 (the “Amended Promissory Note”), will be payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);

•	$2,050,000 on or before May 15, 2010 (previously paid);

•	$2,500,000 on or before August 15, 2010 (not yet paid);

•	$2,950,000 on or before September 15, 2010; and

•	all remaining principal and interest due on September 15, 2010.
The Amended Promissory Note will mature on September 15, 2010 and amounts outstanding under the Amended Promissory Note bear interest at the rate of 4% per annum. We have issued a total of 30,333,333 of the shares to SMI under the Securities Purchase Agreement. The remainder have been issued in the name of SMI but are being held in escrow, pending receipt of payments under the Amended Promissory Note. The remaining balance due under the Amended Promissory Note has been recorded as a stock subscription receivable on the accompanying balance sheet.
We are dependent upon receipt of payments from SMI under the Amended Promissory Note to continue our operations. If SMI were to suspend payments or default on their obligations under the Amended Promissory Note, we would not have sufficient capital to continue the build-out of our manufacturing facility or to conduct our operations. In such an event we would seek to raise additional capital through the sale of debt or equity securities. However, we do not have any such financing arrangements in place at this time, cannot provide any assurances that such financing would be available if needed, and do not know the terms upon which any such financing may be made available to us.
On May 21, 2010, we entered into the Merger Agreement with SMI pursuant to which we agreed to combine with SMI if certain conditions are met. The merger agreement contemplates that, upon satisfaction of closing conditions, SMI will merge with and into our newly formed subsidiary HealthSport Subsidiary. HealthSport Subsidiary will survive the merger. Immediately following the merger, HealthSport Subsidiary will be renamed Supplemental Manufacturing & Ingredients LLC. As consideration for our acquisition of SMI, we will issue to the members of SMI a total of 251,257,841 shares of our common stock.
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI is unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.
As of August 16, 2010, SMI has not made the August 15, 2010 payment under the Promissory Note and has not completed the conditions to the consummation of the Merger Agreement. The parties continue to work together in an effort to complete the business combination. No other arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. We believe the recent worldwide financial crisis has significantly decreased the market for private financing. The number of investment funds committing capital to microcap issuers has decreased and costs for financing both debt and equity have increased.

Going Concern
Because of our history of net losses and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern.
Recent Accounting Pronouncements
Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 — Organization and Nature of Business” to our financial statements included in Part I—Item 1. Financial Statements of this report.
Off-Balance Sheet Arrangements
At June 30, 2010, we did not have any off-balance sheet arrangements.

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
Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.
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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, the Company appointed Mark Udell, a certified public accountant, as the principal accounting officer on March 19, 2010. Mr. Udell’s appointment has partially addressed the issue of the lack of segregation of duties. In addition, Mr. Udell will oversee implementation of additional internal controls and procedures.
We plan to adopt corporate governance guidelines including a code of ethics and a whistleblower policy, but have not done so at this time. We also plan to appoint two or more independent directors to our board. We intend to identify and retain independent directors that would be qualified to serve as audit committee members.
No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may become involved in legal proceedings relating to claims arising out of our operations in the normal course of business. Litigation in general can be expensive disruptive to normal business operations and difficult to predict. An unfavorable resolution of one or more legal proceedings could have a material adverse affect our business, results of operations or financial condition; moreover, the need to defend claims in such proceedings could require payments of legal fees that, given our financial condition, negatively impacts our ability to defend such claims. As of the date of this report, except as discussed below, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.
At June 30, 2010, we were party to two significant litigation matters, the Gatorade matter and the Kusher matter, which we reported in previous public filings with the SEC. In the Gatorade matter, the parties entered into a stipulation of discontinuance on July 21, 2010 which effectively terminated the litigation by discontinuing the case on the merits with prejudice and without costs to any party as against the other. Other than as stated, there have been no material developments in the Gatorade or Kusher matters since we last reported on them in our annual report on Form 10-K for the year ended December 31, 2009.
On February 10, 2009, Gary Thomas filed suit against the Company in the State of New York Supreme Court, Erie County. Mr. Thomas served as the Vice President of Sales for the Company’s subsidiary, Enlyten, Inc. from on or around December 2006 until on or around June 2008. The complaint alleges breach of contract under a separation agreement entered into between Mr. Thomas and the Company. On May 4, 2010, judgment was entered in the action against the Company in the amount of $211,842. The parties entered into an agreement not to enforce judgment that precludes Mr. Thomas from seeking to enforce such judgment in any manner prior to October 31, 2010.
On May 25, 2010, Bank of America Leasing & Capital, LLC filed suit against the Company in the Superior Court of the State of California for the County of Ventura. The complaint alleges damages of $74,830 for breach of contract related to the Company’s acquisition and financing of certain software and services. The Company intends to file a responsive pleading in this action and to defend the lawsuit.
On May 26, 2010, Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP filed suit against the Company in the Superior Court of Fulton County State of Georgia. The complaint alleges damages of only $112,500 of principal and unpaid interest for breach of an unsecured promissory note issued by the Company. On July 22, 2010, the Company filed an answer asserting multiple defenses.
On June 15, 2010, the Company filed suit against T. Lynn Mitchell Companies, LLC in the United States District Court for the Central District of California, Western Division. The complaint requests damages and injunctive relief for claims alleging breach of contract and breach of implied covenant of good faith and fair dealing relating to a trademark assignment agreement entered into between the parties. On July 28, 2010, T. Lynn Mitchell Companies filed a motion to dismiss for lack of personal jurisdiction. On August 9, 2010, we filed plaintiff’s opposition to defendant’s motion to dismiss for lack of personal jurisdiction, or, in the alternative, request for limited jurisdiction of discovery. On August 17, 2010, we filed an amended complaint to add Enlyten, LLC as a defendant in the action.

Item 1A.	RISK FACTORS
Investment in our common stock involves a high degree of risk. The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. If any of these risks actually occur, our business, financial condition or results of operations could suffer. In that case, the value of our common stock could decline, and you may lose all or part of your investment. The risk factors described in our Annual Report on Form 10-K and below are not exhaustive. These risk factors represent only some of the risks associated with investment in our common stock.

We currently do not have any arrangement for the manufacturing of our products and will not have revenue until we are able to complete our manufacturing facility in Oxnard, California or arrange for an alternative means of manufacturing our products.
Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we completed relocation to a new 25,000 square foot facility in Oxnard, California. The plant is currently under design and construction to become a fully operational, cGMP film strip manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. The expected construction completion date is September 15, 2010. Until such time as our new manufacturing plant is completed or we arrange for an alternative means for manufacturing our products, we are not able to manufacture or sell any of our products and will not generate any revenue. Although we anticipate that we will begin manufacturing our product after the expected completion date for our new manufacturing facility, there can be no assurance that the development of the manufacturing facility will not be delayed or that our new manufacturing facility will meet all of our needs when completed. In such case, and if we are not able to secure an alternative means for manufacturing our products, our financial condition and results of operations may be impaired.
We will require additional capital in order to fund our operating expenses, and if we fail to raise sufficient additional capital we may be forced to curtail or cease operations.
On December 1, 2009, we entered into a stock purchase agreement with SMI which provided for payment to us of $10 million, $2 million payable at closing and $8 million under the terms of a Promissory Note. The Promissory Note called for installment payments to be made to us of the $8 million. SMI has paid to us an aggregate of $4,550,000. On March 19, 2010 and July 14, 2010, we entered into amendments to the Promissory Note and related agreements to restructure the payment obligations to us. Under the amended Promissory Note, SMI is to pay us $2,500,000 on or before August 15, 2010 and $2,950,000 on or before September 15, 2010. As of the date of this report, SMI has not made the August 15, 2010 payment under the Promissory Note. If SMI fails to make the installments payments under the amended Promissory Note, we will need to secure capital from other sources in order to continue our operations. Even if SMI makes the installment payments under its Amended Promissory Note, we expect to require further capital to execute our current business plan.
In addition, on May 21, 2010, we entered into a Merger Agreement with SMI pursuant to which we agreed to combine with SMI in a merger transaction if certain conditions are met. The closing of the merger agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI is unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the Merger Agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement. There can be no assurance that SMI will be able to obtain a commitment from a third party investor to invest in HealthSport on the terms set forth in the merger agreement or at all. Consequently, there can be no assurance that the merger contemplated by the merger agreement or any other merger involving HealthSport and SMI will take place.
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
We did not sell any shares of our common stock during the three months ended June 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
We have secured convertible promissory notes outstanding at June 30, 2010 in the aggregate principal amount of $1,075,000. Of this amount, notes in the aggregate principal amount of $625,000 were due March 31, 2010, and notes in the aggregate principal amount of $450,000 were due September 30, 2009. All of our outstanding secured convertible promissory notes are currently in default. The amount of accrued and unpaid interest under all of these secured convertible promissory notes at June 30, 2010 was $27,973. However, as a result of the default, the holders of the secured convertible promissory notes have the right to demand payment in full of all amounts outstanding under those secured convertible promissory notes.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS.
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2010	HEALTHSPORT, INC.
	By:	/s/ Kevin Taheri
Kevin Taheri
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
4.1	Second Amendment to Promissory Note issued by HealthSport, Inc. to Supplemental Manufacturing & Ingredients, LLC dated July 14, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on July 15, 2010.
10.1	Merger Agreement Among HealthSport, Inc., HealthSport Subsidiary, LLC and Supplemental Manufacturing & Ingredients, LLC dated May 21, 2010.	Incorporated by reference to the exhibit to the Company’s report on Form 8-K filed with the SEC on May 24, 2010.
10.2	Amendment to Merger Agreement Among HealthSport, Inc., HealthSport Subsidiary, LLC and Supplemental Manufacturing & Ingredients, LLC dated July 14, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on July 15, 2010.
10.3	Second Amendment to Pledge Agreement between HealthSport, Inc. and Supplemental Manufacturing & Ingredients, LLC dated July 14, 2010.	Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the SEC on July 15, 2010.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.