Form 10-Q
period 2010-09-30
Healthsport, Inc.
filed 2010-11-15
CIK 777516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, 124,187,740 shares of the issuer’s common stock, par value $0.0001 per share, were outstanding.

HealthSport, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2010

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,494	$1,205,945
Accounts receivable (less allowance of $12,000 in 2010 and 2009)	63,650	64,726
Inventory, net	152,008	106,532
Prepaid expenses and other assets	77,876	200,757

Total current assets	298,028	1,577,960
Property and equipment, net	1,420,414	770,233
Patent costs and other intangible assets, net	7,667,942	10,832,424
Other assets	462,646	338,106

Total assets	$9,849,030	$13,518,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,781,709	$1,575,116
Accrued expenses	573,402	651,865
Current portion of capital lease obligation	93,309	70,512
Current portion of convertible promissory notes, Note 5	1,441,596	1,409,450
Current portion of loan payable, Note 5	33,180	—
Deferred revenue	108,193	358,193
Stock subscription liability	385,000	536,222
Derivative liability	—	79,266

Total current liabilities	4,416,389	4,680,624
Convertible promissory notes, Note 5	—	144,646
Capital lease obligation	160,558	203,677

Total liabilities	4,576,947	5,028,947

Commitments and contingencies, Note 8

Stockholders’ equity:
Preferred stock: $2.75 par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; 124,187,740 and 122,082,717 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	12,419	12,208
Additional paid-in capital	77,942,392	77,511,178
Stock subscription receivable	(5,585,147)	(7,500,250)
Accumulated deficit	(67,097,581)	(61,533,360)

Total stockholders’ equity	5,272,083	8,489,776

Total liabilities and stockholders’ equity	$9,849,030	$13,518,723

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue
Product sales	$—	$61,931	$—	$2,215,181
License fees, royalties and services	—	29,692	250,000	107,192

Total revenues	—	91,623	250,000	2,322,373

Costs and expenses
Cost of product sold and manufacturing costs	166,568	269,233	551,456	2,075,570
Selling, general and administrative expenses	661,126	1,300,395	4,964,324	7,664,321
Research and development costs	8,402	24,931	28,839	69,140

Total costs and expenses	836,096	1,594,559	5,544,619	9,809,031

Net loss from operations	(836,096)	(1,502,936)	(5,294,619)	(7,486,658)

Other income (expense):
Interest income	—	6	75,036	304
Settlement income	400	3,850	42,532	444,181
Change in fair value of derivative liability	—	372,063	79,266	2,732,608
Other income	—	10,822	491	19,728
Other expense	(15,000)	—	(263,362)	—
Loss on disposal of property & equipment	—	—	(16,923)	—
Interest expense	(63,633)	(181,792)	(186,641)	(301,071)

Other income (expense)	(78,233)	204,949	(269,601)	2,895,750

Net loss before income taxes	(914,329)	(1,297,987)	(5,564,220)	(4,590,908)
Provision for income taxes	—	—	—	—

Net loss	$(914,329)	$(1,297,987)	$(5,564,220)	$(4,590,908)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.09)

Weighted average shares outstanding, basic and diluted	86,422,982	54,747,503	79,547,179	52,274,767

See accompanying notes to condensed consolidated financial statements.

HEALTHSPORT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(5,564,220)	$(4,590,908)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest income from stock subscription receivable	(75,000)	—
Stock based compensation	103,811	466,726
Amortization of loan discount	—	129,254
Depreciation and amortization	601,151	1,000,027
Common stock issued for services	50,000	314,000
Reversal of stock based compensation	(142,222)	—
Inventory obsolescence reserve	11,963	262,000
Asset impairment	2,792,880	4,000,000
Loss on sale of property & equipment	16,923	—
Gain on debt settlement	(42,532)	(444,181)
Change in fair value of derivative liability	(79,266)	(2,732,608)
Change in other assets and liabilities:
Accounts receivable	1,076	389,710
Inventory	(57,438)	67,703
Prepaid expenses and other assets	(142,592)	129,342
Accounts payable	(176,659)	138,478
Accrued expenses	(70,511)	26,560
Deferred revenue	(250,000)	(243,855)

Net cash used in operating activities	(3,022,636)	(1,087,752)

Cash flows from investing activities
Payment for patent costs	(91,800)	(53,468)
Acquisition of property and equipment	(5,886)	(108,666)
Payments for construction-in-progress	(276,486)	—
Deposits made on leasehold improvements	(15,000)	—
Refund of deposits made on equipment	224,001	—

Net cash used in investing activities	(165,171)	(162,134)

Cash flows from financing activities
Collection of stock subscription receivable	2,048,953	—
Proceeds from loan	—	90,000
Loan repayments	(62,597)	—
Capital lease payments	—	(48,244)
Sale of common stock	—	800,000

Net cash provided by financing activities	1,986,356	841,756

Net decrease in cash and cash equivalents	(1,201,451)	(408,130)
Cash and cash equivalents, beginning of period	1,205,945	433,573

Cash and cash equivalents, end of period	$4,494	$25,443

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$247,402	$167,639
Income taxes	—	—

Non-cash investing and financing activities:
Accounts payable applied to stock subscription receivable	115,145	—
Construction in progress acquired through accounts payable	520,607	—
Prepaid expenses financed with notes payable	95,977	—
Reclassification of derivative liability	—	3,252,341
Common stock issued for notes payable and accrued interest	120,452	222,576
Common stock issued for rent payable	—	62,762
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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share at September 30, 2010 and 2009 did not include outstanding stock options, warrants and convertible promissory notes because the effect would have been anti-dilutive.
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
Going Concern
At September 30, 2010, we had current assets of $298,028; current liabilities of $4,416,389; and a working capital deficit of $4,118,361. We incurred a loss of $5,564,220 during the nine months ended September 30, 2010, which included depreciation and amortization of $601,151, a gain on change in fair value of derivative liability of $79,266 and a $2,792,880 impairment loss of intangibles. We have incurred substantial losses to date and have an accumulated deficit at September 30, 2010 of $67,097,581.
We are not currently generating sufficient income or cash flow to fund our current operations. We did not generate any product sales during the nine months ending September 30, 2010. We had expected our new manufacturing facilities in Oxnard, California to be operational in the fourth quarter of this year and had planned to begin manufacturing and generating product sales at that time. Due to limited funding, however, we have experienced delays in the construction of these facilities. Until such time as we receive additional funding, we will be unable to complete the facilities and will be unable to begin manufacturing and generating product sales. Furthermore, we cannot predict with any degree of certainty the level of future revenues we will be able to obtain and sustain. We are continually analyzing both our product costs as well as our operating costs in an effort to make additional cost reductions where possible. However, in order to support our current level of operations, substantial additional sales will be required. We expect that we will continue to generate losses from operations through the remainder of 2010.
Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities.
On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to Supplement Manufacturing and Ingredients, LLC (“SMI”), pursuant to the Stock Purchase Agreement between the Company and SMI dated as of November 6, 2009, as amended on March 19, 2010 and on July 14, 2010 (the “Amended Stock Purchase Agreement”). In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note, which was amended on March 19, 2010 and on July 14, 2010 (the “Amended Promissory Note”), was payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010 (previously paid);
•	$2,500,000 on or before August 15, 2010 (not paid in full);
•	$2,950,000 on or before September 15, 2010 (not paid); and
•	all remaining principal and interest due on September 15, 2010 (not paid).
As of November 15, 2010, SMI has not made the full August 15, 2010 payment, the September 15, 2010 payment or all of the remaining accrued interest due on September 15, 2010 under the Amended Promissory Note.
The Amended Promissory Note matured on September 15, 2010 and amounts outstanding under the Amended Promissory Note bear interest at the rate of 4% per annum and the default rate of 8% per annum, which has been in effect since August 15, 2010. We have issued a total of 31,093,984 of the shares to SMI under the Amended Stock Purchase Agreement. The remainder have been issued in the name of SMI but are being held pursuant to a stock pledge agreement, as amended on March 19, 2010 and on July 14, 2010 (the “Amended Stock Pledge Agreement”), pending receipt of payments under the Amended Promissory Note. The remaining balance due under the Amended Promissory Note has been recorded as a stock subscription receivable on the accompanying balance sheet.

We are dependent upon receipt of payments from SMI under the Amended Promissory Note to continue our operations. Due to limitations in funding, including SMI’s failure to make the full August 15, 2010 payment and the September 15, 2010 payment, we have experienced delays in the build-out of our new manufacturing facility in Oxnard, California. If SMI were to suspend payments or default on their obligations under the Amended Promissory Note, we would not have sufficient capital to complete the build-out of our manufacturing facility or to conduct our operations. We are currently seeking additional capital through the sale of debt or equity securities. However, we do not have any such financing arrangements in place at this time, cannot provide any assurances that such financing would be available if needed, and do not know the terms upon which any such financing may be made available to us.
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
On July 14, 2010, we entered into an amendment to the Merger Agreement amongst us, HealthSport Subsidiary, LLC and SMI. The amendment to the Merger Agreement extended the termination date of the Merger Agreement from July 15, 2010 to August 15, 2010 to provide more time for the parties to negotiate the proposed business combination and to secure the $10 million financing.
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI was unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. As of November 15, 2010, SMI has not completed the conditions to the consummation of the Merger Agreement. There can be no assurance that SMI will be able to obtain a commitment from a third party investor to invest in us on the terms set forth in the merger agreement or at all. Consequently, there can be no assurance that the merger contemplated by the merger agreement or any other merger involving us and SMI will take place. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.
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

NOTE 2: INVENTORY
Inventory at September 30, 2010 and December 31, 2009, consisted of the following:

	2010	2009

Raw materials	$146,272	$88,533
Work in progress	17,871	23,700

	164,143	112,233
Reserve for obsolescence	(12,135)	(5,701)

Total Inventory	$152,008	$106,532

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$4,494	—	—	$4,494

Derivative liability	—	—	—	—
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

Risk free interest rate	0.45%
Expected life	0 – 0.5 years
Dividend Yields	0%
Volatility	121%
The following is a reconciliation of the derivative liability for 2010:

Value at January 1, 2010	$79,266
Decrease in Value	(79,266)

Value at September 30, 2010	$—

NOTE 5: NOTES PAYABLE
As of September 30, 2010, the Company was in default with several of our convertible promissory notes. Notes consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Senior secured convertible promissory notes of $625,000 due March 31, 2010 with an option to extend for another 6 months at the discretion of the holders and $450,000 due September 30, 2009; interest payable at 12% per annum and a default rate of 18% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $0.09 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price); accrued interest due on March 31, 2010 (13 holders) and accrued interest due on January 1, April 1, July 1 and Oct 1, 2009 (11 holders) paid through June 30, 2010
	$1,075,000	$1,075,000

Convertible loan from Migami due September 22, 2009 with interest at 10% payable quarterly; secured; convertible into common stock at $0.10 per share; interest due December 22, 2008, March 22, 2009 and June 22, 2009, principal and interest not paid due to litigation involving Migami and SMI Manufacturing, LLC (litigation does not involve the Company)	100,000	100,000

Convertible promissory note to an individual due December 24, 2010 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; interest due February 1, 2009, not paid	48,000	48,000

Convertible promissory note to the Company’s former counsel due April 11, 2011 including interest at 8% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due March 29, 2009, not paid	144,646	144,646

Convertible promissory note to a company due November 15, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due monthly commencing December 1, 2008, not paid	51,450	51,450

Convertible promissory note to a company due December 24, 2010 including interest at 10% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due semi-annually commencing November, 21, 2009, paid	—	112,500

Convertible promissory note to an individual dated October 21, 2008 and due October 21, 2009 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share, not paid	5,000	5,000

Convertible promissory note to a company due March 11, 2010 including interest at 6% per annum; unsecured; convertible into common stock at $0.20 per share; accrued interest due March 11, 2010, not paid	2,500	2,500

Convertible promissory note to a company due April 30, 2010 including interest at 12% per annum; unsecured; convertible into common stock at $0.15 per share; accrued interest due April 30, 2010	15,000	15,000

Note payable to a company due February 8, 2011 including interest at 7% per annum; principal and interest due monthly	29,802	—

Note payable to a company due November 19, 2010 including interest at 7.25% per annum; principal and interest due monthly	3,378	—

	1,474,776	1,554,096
Current portion of notes payable	1,474,776	1,409,450

Notes payable, less current portion	$—	$144,646

Substantially all promissory notes are with shareholders.

NOTE 6: COMMON STOCK OPTIONS
On April 30, 2010, we issued 4,000,000 common stock options to officers of the Company at an exercise price of $0.09 per share that will expire on April 30, 2017. The fair value of the options on the date of grant was $233,704 and was estimated by using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2010:

Expected term	4 years
Expected average volatility	102.24%
Expected dividend yield	0%
Risk-free interest rate	0.45%
Expected annual forfeiture rate	0%
NOTE 7: RELATED PARTY TRANSACTIONS
We entered into two consulting agreements with SMI, a majority shareholder, for construction management and cGMP management related to our new manufacturing facility in Oxnard, California. Monthly fees relating to the construction and cGMP management agreements are $8,100 per month and $10,417 per month, respectively. During the three months ended September 30, 2010, we terminated both the construction and cGMP management agreements. During the nine months ended September 30, 2010, $32,400 and $83,336 have been paid toward the construction and cGMP management agreements, respectively.
As of September 30, 2010, the balance outstanding on the subscription receivable from SMI was $5,584,897. We entered into several short-term loans totaling $409,001 that are due on demand from SMI. These loans were paid in full during the three months ended September 30, 2010. In addition, we prepaid $52,085 of consulting fees relating to the construction and cGMP management agreements, which was repaid by SMI during the three months ended September 30, 2010.
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
Under the terms of an amendment to the Stock Purchase Agreement with SMI, we have committed to pay SMI for certain consulting fees of $10,417 per month and $8,100 per month in cash or shares of our common stock valued at $0.15 per share. During the three months ended September 30, 2010, we terminated both the construction and cGMP management agreements. During the nine months ended September 30, 2010, $32,400 and $83,336 have been paid toward the construction and cGMP management agreements, respectively. In the event that SMI’s designees fail to constitute a majority of our board of directors for any reason, SMI has the right under the Amendment to demand payment of all unpaid consulting fees in cash and repayment of any expenses advanced for construction of the Oxnard facility under the Amended Promissory Note. In the event of such a demand, we have agreed to promptly deliver a short term promissory note to SMI evidencing our repayment obligation. Payments under the short-term note shall start no earlier than four months after SMI makes demand for payment. We have agreed to secure our payment obligation under the short term note with a lien on all of our assets subject to senior security interests. To the extent that we have previously released shares of common stock to SMI from the Stock Pledge Agreement on the basis of expenses advanced for our Oxnard facility, SMI will reconvey any such released shares to us for cancellation.
We have failed to remit payroll tax payments of $89,000, as required by various taxing authorities. When we make these payments, we expect that there will be various penalties and interest for the delayed payments. As of September 30, 2010, management was unable to estimate the amount of penalties and interest that we expect to incur as a result of these unpaid taxes.
At September 30, 2010, we were party to two significant litigation matters, the Kusher matter and the Thomas matter, which we reported in previous public filings with the SEC. There have been no material developments in the Kusher matter since we last reported on them in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material developments in the Thomas matter since we last reported them in our report on Form 10-Q for the third quarter ending June 30, 2010.
On May 25, 2010, Bank of America Leasing & Capital, LLC filed suit against the Company in the Superior Court of the State of California for the County of Ventura. The complaint alleged damages of $74,830 for breach of contract related to the Company’s acquisition and financing of certain software and services. On October 28, 2010, the parties entered a settlement agreement that includes mutual releases of all claims related to the lawsuit. The terms of the settlement agreement require us to pay a total of $74,830 in equal payments of $3,500 per month beginning on November 15, 2010 with a final payment of $1,330.03 due and payable on August 15, 2012.
On May 26, 2010, Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP filed suit against the Company in the Superior Court of Fulton County State of Georgia. The complaint alleges damages of only $112,500 of principal and unpaid interest, which is accrued for as of September 30, 2010, for breach of an unsecured promissory note issued to the Company. On July 22, 2010, the Company filed an answer asserting multiple defenses. On September 17, 2010, the parties entered into a settlement agreement that includes mutual releases of claims related to the lawsuit. The terms of the settlement agreement provided that the total of principal, unpaid interest and legal fees of $135,452 be converted into 1,505,023 shares of the Company’s common stock in the name of Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP.

On June 15, 2010, the Company filed suit against T. Lynn Mitchell Companies, LLC in the United States District Court for the Central District of California, Western Division. The complaint requests damages and injunctive relief for claims alleging breach of contract and breach of implied covenant of good faith and fair dealing relating to a trademark assignment agreement entered into between the parties. On July 28, 2010, T. Lynn Mitchell Companies filed a Notice of Motion and Motion to Dismiss for Lack of Personal Jurisdiction. On August 9, 2010, the Company filed an opposition to defendant’s motion to dismiss for lack of personal jurisdiction, or, in the alternative, request for limited jurisdictional discovery. On October 26, 2010, the Court granted the Company’s request for limited jurisdictional discovery on T. Lynn Mitchell Companies, LLC, to be completed within 45 days of the Court’s order. The Company also filed an Amended Complaint, adding Enlyten, LLC as a defendant. On September 16, 2010, Enlyten, LLC filed a Rule 12(b)(6) Motion to Dismiss the Amended Complaint, which the Court denied without prejudice on procedural grounds. On November 2, 2010, Defendants filed a Motion to Compel Arbitration, with a hearing date set for Dec. 13, 2010. The parties have exchanged initial disclosures, and discovery has commenced.
NOTE 9: SUBSEQUENT EVENTS
On October 20, 2010, our wholly owned subsidiary, InnoZen, has entered into a letter of intent with CURE Pharmaceutical, Inc. (“CURE”) to establish a joint venture for the development of malaria drug products and for other healthcare related products. The non-binding letter of intent outlines a framework under which the parties will negotiate the formation of a joint venture for the development and commercialization of certain pharmaceutical products utilizing our proprietary, oral thin-film technology in order to provide the sustainable and profitable delivery of affordable medications to all markets, including those underserved markets in developing nations. The letter of intent contemplates that we and CURE will each contribute technology, research and development and other resources to the joint venture, but the specific terms and conditions of those contributions remain subject to negotiation and preparation of definitive agreements for the joint venture. Completion of the joint venture and any binding obligations between the parties will arise only after the negotiation and execution of definitive agreements that are mutually acceptable to both us and CURE.

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
Recent Developments
During the quarter ended September 30, 2010, we continued to focus on the development of our new manufacturing facility. Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we relocated to a new 25,000 square foot facility in Oxnard, California. We are currently completing the build-out of our facility to become a fully operational, cGMP thin film manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. We had expected the build-out of this facility to be completed September 15, 2010; however, due to limited funding, the build-out has been delayed. We will be unable to complete such build-out until we receive additional funding.

In addition to our own new facility, we have entered into a manufacturing license agreement with SMI, pursuant to which SMI has agreed to manufacture certain products for us. SMI is planning to construct a 45,000 square foot, state-of-the-art, cGMP, thin film manufacturing facility in Tempe, Arizona that will be capable of producing both dietary supplement and pharmaceutical products. The facility is being designed and built to meet all domestic and international regulatory requirements and we believe will be capable of producing over 2 billion oral thin film strips annually. We had expected the build-out of this facility to be completed March 31, 2011; however, due to limited funding, the build-out has been delayed. We will be unable to complete such build-out until we receive additional funding.
During the on-going construction and development of these two facilities, we do not have manufacturing capabilities. We did not generate revenues for the nine months ended September 30, 2010 and do not expect significant revenues for the fourth quarter of 2010 as we continue with facility construction. During this period, our sales efforts have been directed to identifying and engaging nationally and internationally recognized pharmaceutical and nutritional supplement companies with product lines that we believe are amenable to, and that can benefit from, our technology. We expect to have orders in hand that will allow us to generate revenues immediately following completion of our cGMP manufacturing facilities. However, we do not have any significant orders or backlog at this time.
We have funded our operations during this period from the proceeds of the sale of our common stock to SMI. On December 1, 2009, we entered into Securities Purchase Agreement with SMI (the “Securities Purchase Agreement”) pursuant to which we sold 66,666,667 shares of our common stock to SMI for an aggregate of $10 million. To date we have received $4,664,098 under this Agreement. The remaining amount due is represented by a promissory note (the “Promissory Note”). SMI’s obligations under the Promissory Note are secured by a pledge of the shares under a stock pledge agreement (the “Pledge Agreement”). On March 19, 2010, we entered into amendments to the Securities Purchase Agreement, the Promissory Note and the Pledge Agreement to extend the payment terms for the final payment under the promissory note until September 15, 2010. As of November 15, 2010, SMI has not made the full August 15, 2010 payment, the September 15, 2010 payment or all of the remaining accrued interest due on September 15, 2010 under the Amended Promissory Note.
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
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the Merger Agreement if SMI is unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. As of November 15, 2010, SMI has not completed the conditions to the consummation of the Merger Agreement, There can be no assurance that SMI will be able to obtain a commitment from a third party investor to invest in us on the terms set forth in the merger agreement or at all. Consequently, there can be no assurance that the merger contemplated by the merger agreement or any other merger involving us and SMI will take place. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.

On July 14, 2010, we entered into amendments to the (i) Merger Agreement, the Promissory Note and the Pledge Agreement. The amendment to the Merger Agreement extended the termination date from July 15, 2010 to August 15, 2010 in order to provide more time for the parties to complete the negotiations of the proposed business combination and to secure the $10 million in financing. The amendments to the Promissory Note and Pledge Agreement extended the due date for the $2.5 million payment due from SMI to us on July 15, 2010 to August 15, 2010. As amended, the payments under the Amended Promissory Note are payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010 (previously paid);
•	$2,500,000 on or before August 15, 2010 (not paid in full);
•	$2,950,000 on or before September 15, 2010 (note paid); and
•	all remaining principal and interest due on September 15, 2010 (not paid).
As of November 15, 2010, SMI has not made the full August 15, 2010 payment, the September 15, 2010 payment or all of the remaining accrued interest due on September 15, 2010 under the Amended Promissory Note.
On October 20, 2010, our wholly owned subsidiary, InnoZen, has entered into a letter of intent with CURE Pharmaceutical, Inc. (“CURE”) to establish a joint venture for the development of malaria drug products and for other healthcare related products. The non-binding letter of intent outlines a framework under which the parties will negotiate the formation of a joint venture for the development and commercialization of certain pharmaceutical products utilizing our proprietary, oral thin-film technology in order to provide the sustainable and profitable delivery of affordable medications to all markets, including those underserved markets in developing nations. The letter of intent contemplates that we and CURE will each contribute technology, research and development and other resources to the joint venture, but the specific terms and conditions of those contributions remain subject to negotiation and preparation of definitive agreements for the joint venture. Completion of the joint venture and any binding obligations between the parties will arise only after the negotiation and execution of definitive agreements that are mutually acceptable to both us and CURE.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	For the three months ended September 30,
	2010	2009

Revenue
Product sales	$—	$61,931
License fees, royalties and services	—	29,692

Total revenues	—	91,623

Costs and expenses
Cost of product sold and manufacturing costs	166,568	269,233
Selling, general and administrative expenses	661,126	1,300,395
Research and development costs	8,402	24,931

Total costs and expenses	836,096	1,594,559

Net loss from operations	(836,096)	(1,502,936)

Other income (expense):
Interest income	—	6
Settlement income	400	3,850
Change in fair value of derivative liability	—	372,063
Other income	—	10,822
Other expense	(15,000)	—
Loss on disposal of property & equipment	—	—
Interest expense	(63,633)	(181,792)

Other income (expense)	(78,233)	204,949

Net loss before income taxes	(914,329)	(1,297,987)
Provision for income taxes	—	—

Net loss	$(914,329)	$(1,297,987)

Revenues
During the three months ended September 30, 2010, we did not generate any product sales or revenues from license fees, royalties and services. We had sales of $61,931 and revenue from license fees, royalties and services of $29,692, for a total of $91,623 in the corresponding 2009 period. Revenues have significantly decreased during this period primarily due to our inability to manufacture products as we await completion of two state-of-the-art manufacturing facilities. One is our facility which is currently being constructed in Oxnard, California, and the second is currently under development and construction by our contract manufacturer, SMI, in Tempe, Arizona. During this construction phase, we are actively seeking additional distribution channels and revenue opportunities.

Costs and Expenses
Since we did not generate any revenues during the three months ended September 30, 2010, we were not able to absorb any of the fixed manufacturing costs incurred during this period. During the same period in 2009, we were not able to absorb all of our manufacturing costs due to a decrease in volume during the quarter. Sales will need to increase substantially to absorb all of the manufacturing costs at our current and anticipated level of manufacturing operations.
Selling, general and administrative expenses (“SG&A”) decreased to $661,126 in the three months ended September 30, 2010, from $1,300,395 in the 2009 period. The decrease of $639,269 in SG&A is the result of the following:
•
Non-cash compensation expense was $58,426 in 2010 and $411,815 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2009 period as well as majority of stock options becoming fully vested during the 2009 period.

•
Depreciation and amortization expense decreased from $330,944 in 2009 to $183,707 in 2010, primarily as a result of the impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009, which reduced the net carrying value of intangibles subject to amortization.

•	We reduced corporate overhead and payroll, as well as decreased other SG&A costs due to the decrease in revenue and operations during the 2010 period.
Research and development (“R&D”) costs amounted to $8,402 in 2010 and $24,931 in 2009. These include contract services, supplies, materials and analytical testing costs incurred for new products. R&D expenses remain low due to limited available funding. As we secure additional working capital, we anticipate that R&D expenses will increase.
Other Income (Expense)
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the determination of the fair value of the derivative liability at the beginning of 2010 and 2009 and for the three months ended September 30, 2010 and 2009, we recognized a gain of $0 and $372,063, respectively, as the fair value of the derivative liabilities decreased.
Included in other expense is a $15,000 settlement fee to settle a lawsuit with Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP. Please refer to Part II, Item 1 for further details.
Interest expense decreased from $181,792 in 2009 to $63,633 in 2010 due to the Company recording a $129,254 loan discount relating to the calculation of the derivative liability during the three months ended September 30, 2009. No such transaction occurred during the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	For the nine months ended September 30,
	2010	2009

Revenue
Product sales	$—	$2,215,181
License fees, royalties and services	250,000	107,192

Total revenues	250,000	2,322,373

Costs and expenses
Cost of product sold and manufacturing costs	551,456	2,075,570
Selling, general and administrative expenses	4,964,324	7,664,321
Research and development costs	28,839	69,140

Total costs and expenses	5,544,619	9,809,031

Net loss from operations	(5,294,619)	(7,486,658)

Other income (expense):
Interest income	75,036	304
Settlement income	42,532	444,181
Change in fair value of derivative liability	79,266	2,732,608
Other income	491	19,728
Other expense	(263,362)	—
Loss on disposal of property & equipment	(16,923)	—
Interest expense	(186,641)	(301,071)

Other income (expense)	(269,601)	2,895,750

Net loss before income taxes	(5,564,220)	(4,590,908)
Provision for income taxes	—	—

Net loss	$(5,564,220)	$(4,590,908)

Revenues
During the nine months ended September 30, 2010, we did not generate any product sales; however, we did generate $250,000 from license fees. We had sales of $2,215,181 and revenue from license fees, royalties and services of $107,192, for a total of $2,322,373 in the corresponding 2009 period. Revenues have significantly decreased during this period primarily due to our inability to manufacture products as we await completion of two state-of-the-art manufacturing facilities. One is our facility which is currently being constructed in Oxnard, California, and the second is currently under development and construction by our contract manufacturer, SMI, in Tempe, Arizona. During this construction phase, we are actively seeking additional distribution channels and revenue opportunities.

Costs and Expenses
Since we did not generate any revenues during the nine months ended September 30, 2010, we were not able to absorb any of the fixed manufacturing costs incurred during this period. However, during the same period in 2009, we were able to absorb all manufacturing costs. Sales will need to increase substantially to absorb all of the manufacturing costs at our current and anticipated level of manufacturing operations.
Selling, general and administrative expenses (“SG&A”) decreased to $4,964,324 in the nine months ended September 30, 2010, from $7,664,321 in the 2009 period. The decrease of $2,699,997 in SG&A is the result of the following:
•
Because of the significant reduction in business volume and a decline in the quoted market price of our stock during the nine months ended September 30, 2010, management determined that the fair value of certain of our intangible assets had declined. Based on management’s analysis, we recorded an impairment loss of $2,792,880 for the net carrying value of some of our patents, trade secrets and web site during the 2010 period. We record an impairment loss of $4,000,000 for the carrying value of our goodwill during the 2009 period.

•
Non-cash compensation expense was $103,811 in 2010 and $779,726 in 2009 and includes the amortization of the grant date fair value of stock options granted to employees, consultants and spokespersons over the relevant service periods. The decline is primarily the result of options expiring in the 2009 period as well as majority of stock options becoming fully vested during the 2009 period.

•
Depreciation and amortization expense decreased from $1,000,027 in 2009 to $601,151 in 2010, primarily as the result of the impairment loss of $6,714,477 for the net carrying value of our patents, trade secrets and web site during the year ended December 31, 2009, which reduced the net carrying value of intangibles subject to amortization.

•
Selling and marketing costs were $5,773 in the nine months ended September 30, 2010, as compared to $220,820 in the 2009 period, a decrease of $215,047. The reduction is primarily due to a decrease in marketing and promotion expenses for products since we did not generate any revenues during the 2010 period.

•	We reduced corporate overhead and payroll, as well as decreased other SG&A costs due to the decrease in revenue and operations during the 2010 period.
Research and development (“R&D”) costs amounted to $28,839 in 2010 and $69,140 in 2009. These include contract services, supplies, materials and analytical testing costs incurred for new products. R&D expenses remain low due to limited available funding. As we secure additional working capital, we anticipate that R&D expenses will increase.
Other Income (Expense)
Interest income increased from $304 during the nine months ended September 30, 2009 to $75,036 during the same period in 2010. The increase was primarily attributable to an accrued interest receivable from SMI stemming from the promissory notes issued in connection with the SMI Financing.
During the nine months ended September 30, 2009 we were able to settle a debt with a former customer which resulted in a gain of $444,181. During the same period in 2010, we were able to settle debts with several of our vendors for a total gain of $42,532.
We issued convertible secured notes in 2008. Certain provisions of the convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to FASB accounting rules, including provisions in the notes that protect the holders from declines in our stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. Based on the determination of the fair value of the derivative liability at the beginning of 2010 and 2009 and at September 30, 2010 and 2009, we recognized a gain of $79,266 and $2,732,608, respectively, as the fair value of the derivative liabilities decreased.

Included in other expense and accrued for as of September 30, 2010 is a court judgment entered against the Company in the amount of $211,842 related to a lawsuit by a former employee. Please refer to Part II, Item 1 for further details.
Interest expense decreased from $301,071 in 2009 to $186,641 in 2010 due to us recording a $129,254 loan discount relating to the calculation of the derivative liability during the nine months ended September 30, 2009. No such transaction occurred during the nine months ended September 30, 2010.
Liquidity, Capital Resources and Going Concern
Liquidity
At September 30, 2010, we had cash and cash equivalents of $4,494, accounts receivable of $63,650 and a working capital deficit of $4,118,361. This compares to cash and cash equivalents of $1,205,945, accounts receivable of $64,726 and a working capital deficit of $3,102,664 at December 31, 2009.
For the nine months ended September 30, 2010, operating activities consumed $3,022,636 of cash. This was primarily the result of a net loss for the year of $5,564,220, offset by depreciation and amortization of $601,151 and asset impairment of $2,792,880.
Investment activities used an additional $165,171 of cash during the nine months ended September 30, 2010, primarily as a result of payments for patent costs, property and equipment, construction in progress and deposits made on leasehold improvements for the Oxnard facility.
Financing activities provided $1,986,356 of cash during the nine months ended September 30, 2010, primarily as the result from collection of our stock subscription receivable from SMI.
We are not currently generating sufficient income or cash flow to fund current operations. We did not generate any sales of product during the nine months ended September 30, 2010. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. However, in order to support our current level of operations, substantial sales will be required. We expect that we will continue incurring losses from operations throughout 2010.
Capital Resources
Other than cash and cash equivalents and cash flows provided by operations, our primary source of working capital has been financing activities through the sale of debt or equity securities. We do not have any unused sources of credit presently available to us.
We currently have $450,000 of convertible promissory notes that were due by September 30, 2009 and an additional $625,000 that were due by March 31, 2010. As of the date of this report, we do not have the funds to repay these convertible promissory notes. We plan to negotiate with the holders of those notes to extend the terms and to repay them from the proceeds of the SMI Financing, SMI merger or some other outside funding source. However, if we are unsuccessful in extending the term of the convertible promissory notes, or if we do not receive payment under the SMI Financing or SMI merger discussed below or from some other funding source, we will not have the capital resources to repay the convertible promissory notes and their holders may bring a collection action or other legal action against us.

On December 1, 2009, we completed the sale of 66,666,667 shares (the “Shares”) of our common stock (the “SMI Financing”) to SMI pursuant to the Stock Purchase Agreement. In connection with the completion of the SMI Financing and in accordance with the Stock Purchase Agreement, SMI paid to the Company $2,000,000 and issued a promissory note (the “Promissory Note”) to the Company in the amount of $8,000,000. The Promissory Note, which was amended on March 19, 2010 and on July 14, 2010 (the “Amended Promissory Note”), was payable in four installments as follows:
•	$500,000 on or before November 15, 2009 (previously paid);
•	$2,050,000 on or before May 15, 2010 (previously paid);
•	$2,500,000 on or before August 15, 2010 (not paid in full);
•	$2,950,000 on or before September 15, 2010 (not paid); and
•	all remaining principal and interest due on September 15, 2010 (not paid).
The Amended Promissory Note matured on September 15, 2010 and amounts outstanding under the Amended Promissory Note bear interest at the rate of 4% per annum and a default rate of 8% per annum, which has been in effect since August 15, 2010. We have issued a total of 31,093,984 of the shares to SMI under the Securities Purchase Agreement. The remainder has been issued in the name of SMI but is being held in escrow, pending receipt of payments under the Amended Promissory Note. The remaining balance due under the Amended Promissory Note has been recorded as a stock subscription receivable on the accompanying balance sheet.
We are dependent upon receipt of payments from SMI under the Amended Promissory Note to continue our operations. Due to limitations in funding, including SMI’s failure to make the full August 15, 2010 payment and the September 15, 2010 payment, we have experienced delays in the build-out of our new manufacturing facility in Oxnard, California. If SMI were to suspend payments or default on their obligations under the Amended Promissory Note, we would not have sufficient capital to complete the build-out of our manufacturing facility or to conduct our operations. We are currently seeking additional capital through the sale of debt or equity securities. However, we do not have any such financing arrangements in place at this time, cannot provide any assurances that such financing would be available if needed, and do not know the terms upon which any such financing may be made available to us.
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
The closing of the Merger Agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such commitment of investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI was unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the merger agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement.
As of November 15, 2010, SMI has not made the full August 15, 2010 payment, the September 15, 2010 payment or all of the remaining accrued interest due on September 15, 2010 under the Amended Promissory Note and has not completed the conditions to the consummation of the Merger Agreement, There can be no assurance that SMI will be able to obtain a commitment from a third party investor to invest under the terms set forth in the Merger Agreement or at all. Consequently, there can be no assurance that the merger contemplated by the Merger Agreement or any other merger involving us and SMI will take place. Under the terms of the Merger Agreement, we have the right to terminate the Merger Agreement at any time prior to any such consummation of the merger. Although we are actively seeking other funding sources, no other arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. We believe the recent worldwide financial crisis has significantly decreased the market for private financing. The number of investment funds committing capital to microcap issuers has decreased and costs for financing both debt and equity have increased.

Going Concern
Because of our history of net losses and our negative working capital position, our independent auditors, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern.
Recent Accounting Pronouncements
Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 - Organization and Nature of Business” to our financial statements included in Part I—Item 1. Financial Statements of this report.
Off-Balance Sheet Arrangements
At September 30, 2010, we did not have any off-balance sheet arrangements.

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
Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.
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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we appointed Mark Udell, a certified public accountant, as the principal accounting officer on March 19, 2010. Mr. Udell’s appointment has partially addressed the issue of the lack of segregation of duties. In addition, Mr. Udell will oversee implementation of additional internal controls and procedures.
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
At September 30, 2010, we were party to two significant litigation matters, the Kusher matter and the Thomas matter, which we reported in previous public filings with the SEC. There have been no material developments in the Kusher matter since we last reported on them in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material developments in the Thomas matter since we last reported them in our report on Form 10-Q for the third quarter ending June 30, 2010.
On May 25, 2010, Bank of America Leasing & Capital, LLC filed suit against the Company in the Superior Court of the State of California for the County of Ventura. The complaint alleged damages of $74,830 for breach of contract related to the Company’s acquisition and financing of certain software and services. On October 28, 2010, the parties entered a settlement agreement that includes mutual releases of all claims related to the lawsuit. The terms of the settlement agreement require the Company to pay a total of $74,830 in equal payments of $3,500 per month beginning on November 15, 2010 with a final payment of $1,330.03 due and payable on August 15, 2012.
On May 26, 2010, Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP filed suit against the Company in the Superior Court of Fulton County State of Georgia. The complaint alleges damages of only $112,500 of principal and unpaid interest, which is accrued for as of September 30, 2010, for breach of an unsecured promissory note issued to the Company. On July 22, 2010, the Company filed an answer asserting multiple defenses. On September 17, 2010, the parties entered into a settlement agreement that includes mutual releases of claims related to the lawsuit. The terms of the settlement agreement provided that the total of principal, unpaid interest and legal fees of $135,452 be converted into 1,505,023 shares of the Company’s common stock in the name of Fourth Street Holdings, LLC d/b/a Fourth Street Fund, LP.
On June 15, 2010, the Company filed suit against T. Lynn Mitchell Companies, LLC in the United States District Court for the Central District of California, Western Division. The complaint requests damages and injunctive relief for claims alleging breach of contract and breach of implied covenant of good faith and fair dealing relating to a trademark assignment agreement entered into between the parties. On July 28, 2010, T. Lynn Mitchell Companies filed a Notice of Motion and Motion to Dismiss for Lack of Personal Jurisdiction. On August 9, 2010, the Company filed an opposition to defendant’s motion to dismiss for lack of personal jurisdiction, or, in the alternative, request for limited jurisdictional discovery. On October 26, 2010, the Court granted the Company’s request for limited jurisdictional discovery on T. Lynn Mitchell Companies, LLC, to be completed within 45 days of the Court’s order. The Company also filed an Amended Complaint, adding Enlyten, LLC as a defendant. On September 16, 2010, Enlyten, LLC filed a Rule 12(b)(6) Motion to Dismiss the Amended Complaint, which the Court denied without prejudice on procedural grounds. On November 2, 2010, Defendants filed a Motion to Compel Arbitration, with a hearing date set for Dec. 13, 2010. The parties have exchanged initial disclosures, and discovery has commenced.

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
Until December 2009, we operated a 9,500 square foot manufacturing facility in Woodland Hills, California. In December 2009, we completed relocation to a new 25,000 square foot facility in Oxnard, California. The plant is currently under design and construction to become a fully operational, cGMP film strip manufacturing facility capable of producing both dietary supplement and over-the-counter drug products. Due to limited funding, we have experienced delays in construction Until such time as our new manufacturing plant is completed or we arrange for an alternative means for manufacturing our products, we are not able to manufacture or sell any of our products and will not generate any revenue. There can be no assurance that the development and construction of the manufacturing facility will not continue to be delayed, that such facility will ever be completed or that, if and when it is completed, our new manufacturing facility will meet all of our needs. In any such case, and if we are not able to secure an alternative means for manufacturing our products, our financial condition and results of operations may be impaired.
We will require additional capital in order to fund our operating expenses, and if we fail to raise sufficient additional capital we may be forced to curtail or cease operations.
On December 1, 2009, we entered into a stock purchase agreement with SMI which provided for payment to us of $10 million, $2 million payable at closing and $8 million under the terms of a Promissory Note. The Promissory Note called for installment payments to be made to us of the $8 million. SMI has paid to us an aggregate of $4,664,098. On March 19, 2010 and July 14, 2010, we entered into amendments to the Promissory Note and related agreements to restructure the payment obligations to us. Under the amended Promissory Note, SMI was to pay us $2,500,000 on or before August 15, 2010 and $2,950,000 on or before September 15, 2010. As of the date of this report, SMI has not made the full August 15, 2010 payment or the September 15, 2010 payment under the Amended Promissory Note. If SMI fails to make the installments payments under the Amended Promissory Note, we will need to secure capital from other sources in order to continue our operations. Even if SMI makes the installment payments under its Amended Promissory Note, we expect to require further capital to execute our current business plan.
In addition, on May 21, 2010, we entered into a Merger Agreement with SMI pursuant to which we agreed to combine with SMI in a merger transaction if certain conditions are met. The closing of the merger agreement is contingent upon the satisfaction of certain conditions, including SMI obtaining a commitment from a third party investor to invest $10 million in HealthSport in exchange for shares of our common stock at a price equal to or greater than $0.21 per share. Such investment by a third party must close concurrently with or immediately following the closing of the merger with SMI. We have the right to terminate the merger agreement if SMI was unable to obtain a commitment from a third party investor to invest $10 million in HealthSport on the terms set forth in the Merger Agreement, as amended, by August 15, 2010. If the Merger Agreement closes, then at that time certain agreements between us and SMI would terminate including the Amended Promissory Note, the Amended Stock Purchase Agreement and the Amended Stock Pledge Agreement. As of November 15, 2010, SMI has not completed the conditions to the consummation of the Merger Agreement. There can be no assurance that SMI will be able to obtain a commitment from a third party investor to invest in HealthSport on the terms set forth in the merger agreement or at all. Consequently, there can be no assurance that the merger contemplated by the merger agreement or any other merger involving HealthSport and SMI will take place.
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
We issued 1,505,023 shares of our common stock for conversion of a note payable of $112,500, accrued interest of $7,952 and settlement fees of $15,000 during the three months ended September 30, 2010.
We issued 100,000 shares of our common stock for consulting services valued at $9,000 during the three months ended September 30, 2010.
All of the shares issued in the foregoing transactions were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
We have secured convertible promissory notes outstanding at September 30, 2010 in the aggregate principal amount of $1,075,000. Of this amount, notes in the aggregate principal amount of $625,000 were due March 31, 2010, and notes in the aggregate principal amount of $450,000 were due September 30, 2009. All of our outstanding secured convertible promissory notes are currently in default. The amount of accrued and unpaid interest under all of these secured convertible promissory notes at September 30, 2010 was $48,933. However, as a result of the default, the holders of the secured convertible promissory notes have the right to demand payment in full of all amounts outstanding under those secured convertible promissory notes.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS.
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	HEALTHSPORT, INC.
	By:	/s/ Kevin Taheri
Kevin Taheri
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.